Form 10-Q
period 1996-09-30
SNYDER COMMUNICATIONS INC
filed 1996-11-14
CIK 1017906

                       Securities and Exchange Commission
                             Washington, D.C. 20549

                                   Form 10-Q


[X]      Quarterly Report Pursuant to Section 13 or 15(d) of the Securities
Exchange Act of 1934 For the quarterly period ended September 30, 1996

                                       or

[ ]      Transition Report Pursuant to Section 13 or 15(d) of the Securities
Exchange Act of 1934 For the Transition Period From ________ to ____________

Commission file number 1-12145

                          SNYDER COMMUNICATIONS, INC.
            (Exact name of registrant as specified in its character)

                   Delaware                           52-1983617
               (State or other                     (I.R.S. Employer
               jurisdiction of                   Identification No.)
               incorporation or
                organization)

             Two Democracy Center
             6903 Rockledge Drive
                  15th Floor                            20817
              Bethesda, Maryland

            (Address of principal                     (Zip Code)
              executive office)


                                 (301) 468-1010
              (Registrant's telephone number, including area code)

                                 Not applicable
  (Former name, former address and former fiscal year, if changed since last report)

Indicate by check mark whether registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days.          Yes      No   X
                                                ----   ------

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Common Stock, $0.001 Par Value--33,496,562 shares outstanding as of November 1, 1996.

                          SNYDER COMMUNICATIONS, INC.

                                   FORM 10-Q

                                     INDEX

                                                                                                      Page
PART  I.    FINANCIAL INFORMATION

Item 1.     Financial Statements (Unaudited)

    Condensed Consolidated Balance Sheet-- December 31, 1995 and September 30, 1996.                    3

    Condensed Consolidated Statement of Income--Three months ended September 30, 1995
     and 1996; Nine months ended September 30, 1995 and 1996.                                           4

    Condensed Consolidated Statement of Cash Flows--Nine months ended September 30, 1995
    and 1996.                                                                                           5

    Notes to Condensed Consolidated Financial Statements--September 30, 1996.                           6

Item 2.     Management's Discussion and Analysis of Financial Condition and Results
            of Operations                                                                               8

PART II.    OTHER INFORMATION

Item 5.     Other Information                                                                           11

Item 6.     Exhibits and Reports on Form 8-K                                                            13

                         PART I. FINANCIAL INFORMATION

                          SNYDER COMMUNICATIONS, INC.
                                  (SEE NOTE 1)

                      CONDENSED CONSOLIDATED BALANCE SHEET

                                                        DECEMBER 31,            SEPTEMBER 30,
                                                           1995                     1996
                                                      --------------           -------------
                                                                                (UNAUDITED)
 ASSETS
 Current assets:
     Cash and equivalents........................        $ 3,881,512             $62,708,725
     Accounts receivable, net of allowance
        for doubtful accounts of $100,000
        at December 31, 1995 and $150,000
        at September 30, 1996....................          3,046,460               5,508,329
     Deferred tax asset..........................             58,000                 644,623
     Prepaid expenses and other assets...........            124,837                 180,984
                                                         -----------             -----------
          Total current assets...................          7,110,809              69,042,661

 Notes and advances to stockholders..............          2,770,426                   --
 Property and equipment, net.....................          2,336,254               4,741,624
 Deferred financing costs, net...................            496,001                 416,605
 Deposits and other assets.......................            313,025                 790,028
                                                         -----------             -----------

          Total assets...........................        $13,026,515             $74,990,918
                                                         ===========             ===========
 LIABILITIES AND EQUITY
 Current liabilities:
   Subordinated debentures due to related
      parties....................................        $     --                $ 5,280,985
   Accounts payable and accrued expenses.........          3,348,051               9,093,910
   Accrued payroll...............................          2,854,630               4,901,616
   Current portion of long-term debt and
      obligations under capital leases...........            204,047               1,318,307
   Unearned revenue..............................          2,209,809               6,961,674
                                                         -----------             -----------
          Total current liabilities..............          8,616,537              27,556,492

 Subordinated debentures due to related parties            5,125,821                  --
 Long-term debt and obligations under capital
 leases..........................................            334,418               1,717,273
                                                         -----------             -----------

          Total liabilities......................         14,076,776              29,273,765

 Equity:
     Common stock, no stated par value, 3,000
        shares authorized, 2,000 shares issued
        and outstanding at December 31, 1995;
        $.001 par value, 120,000,000 shares
        authorized, 33,496,562 shares issued
        and outstanding at September 30, 1996                    500                  33,497
     Additional paid-in capital..................          1,359,703              44,970,946
     Retained earnings (deficit).................           (960,134)                712,710
     Limited partners' (deficit) equity..........         (1,450,330)                 --
                                                         -----------             -----------
          Total (deficit) equity.................         (1,050,261)             45,717,153
                                                         -----------             -----------

          Total liabilities and equity...........        $13,026,515             $74,990,918
                                                         ===========             ===========

  The accompanying notes are an integral part of this condensed consolidated balance sheet.

                          SNYDER COMMUNICATIONS, INC.
                                  (SEE NOTE 1)

                   CONDENSED CONSOLIDATED STATEMENT OF INCOME
                                  (UNAUDITED)

                                                                        FOR THE THREE MONTHS                FOR THE NINE MONTHS
                                                                         ENDED SEPTEMBER 30,                 ENDED SEPTEMBER 30,
                                                                  --------------------------------       --------------------------
                                                                     1995                  1996              1995           1996
                                                                  -----------          -----------       -----------    -----------


    Revenues...............................................       $11,936,927          $21,465,020       $25,917,771    $56,326,296
    Operating expenses:
        Cost of services...................................         7,523,349           15,185,589        16,569,519     38,819,283
        Selling, general and administrative expenses.......         1,935,782            4,525,442         4,705,398     11,096,926
                                                                  -----------          -----------       -----------    -----------
                                                                    9,459,131           19,711,031        21,274,917     49,916,209
                                                                  -----------          -----------       -----------    -----------
    Income from operations.................................         2,477,796            1,753,989         4,642,854      6,410,087
    Interest expense--substantially all to related parties.          (278,702)            (309,838)         (493,963)      (862,242)
    Interest income........................................            68,978               36,184            81,455        133,021
                                                                  -----------          -----------       -----------    -----------

    Income before taxes....................................         2,268,072            1,480,335         4,230,346      5,680,866
    Income tax (provision) benefit.........................          (278,000)             600,076          (661,000)       600,076
                                                                  ----------           -----------       ----------     -----------

    Net income.............................................       $ 1,990,072          $ 2,080,411       $ 3,569,346    $ 6,280,942
                                                                  ===========          ===========       ===========    ===========
    Pro forma income data (unaudited):
        Historical income before income taxes as reported..       $ 2,268,072          $ 1,480,335       $ 4,230,346    $ 5,680,866
        Pro forma provision for income taxes...............           897,022              585,472         1,673,102      2,246,783
                                                                  -----------          -----------       -----------    -----------

            Pro forma net income...........................       $ 1,371,050          $   894,863       $ 2,557,244    $ 3,434,083
                                                                  ===========          ===========       ===========    ===========

            Pro forma net income per share.................       $      0.05          $      0.03       $      0.09    $      0.12
                                                                  ===========          ===========       ===========    ===========

            Shares used in computing pro forma net income per
               share.......................................        29,458,400           29,765,651        29,458,400     29,561,943
                                                                  ===========          ===========       ===========    ===========



  The accompanying notes are an integral part of this condensed consolidated financial statement.

                          SNYDER COMMUNICATIONS, INC.
                                  (SEE NOTE 1)

                 CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
                                  (UNAUDITED)

                                                                                                         FOR THE NINE MONTHS
                                                                                                          ENDED SEPTEMBER 30,
                                                                                                   --------------------------------
                                                                                                      1995                  1996
                                                                                                   -----------           ----------
 Cash flows from operating activities:
     Net income................................................................                     $3,569,346           $6,280,942
     Adjustments to reconcile net income to
       net cash provided by operating
       activities--
          Depreciation and amortization........................................                        460,664              718,471
          (Gain) Loss on disposal of assets....................................                        (20,207)             181,210
          Deferred tax provision...............................................                         47,000             (644,623)
     Changes in assets and liabilities--
          Accounts receivable..................................................                     (3,540,632)          (2,461,869)
          Deposits and other assets............................................                       (285,840)            (477,003)
          Prepaid expenses and other
            assets.............................................................                        (19,035)             (56,147)
          Accrued payroll......................................................                        900,667            2,046,986
          Accounts payable.....................................................                      2,522,520            5,745,859
          Unearned revenue.....................................................                      2,326,778            4,751,865
                                                                                                    ----------          -----------
              Net cash provided by operating
                activities.....................................................                      5,961,261           16,085,691
                                                                                                    ----------          -----------
 Cash flows from investing activities:
     Purchases of property and equipment.......................................                       (895,305)          (1,404,718)
     Note and net advances to SMS
       stockholders............................................................                     (2,725,000)              --
                                                                                                    ----------          -----------
              Net cash used in investing
                activities.....................................................                     (3,620,305)          (1,404,718)
                                                                                                    ----------          -----------
 Cash flows from financing activities:
     Repayment of notes payable to limited
       partner.................................................................                     (2,606,151)              --
     Repayment of note payable.................................................                        (35,817)              --
     Proceeds from issuance of subordinated
       debentures due to related parties.......................................                      5,000,000               --
     Proceeds from sale of partnership
       interest................................................................                      2,050,000               --
     Tax effect of equity transaction..........................................                       (815,000)              --
     Debt issuance costs.......................................................                       (557,000)              --
     Distributions.............................................................                     (1,200,000)         (15,904,225)
     Proceeds from line of credit borrowing ...................................                        --                 1,958,910
     Repayment of line of credit borrowing.....................................                        --                  (850,000)
     Payments on capital lease obligations.....................................                        (92,438)            (232,142)
     Proceeds from initial public offering.....................................                        --                59,173,697
                                                                                                    ----------          -----------
              Net cash provided by
                financing activities...........................................                      1,743,594           44,146,240
                                                                                                    ----------          -----------
 Net increase in cash and
   equivalents.................................................................                      4,084,550           58,827,213
 Cash and equivalents, beginning of
   period......................................................................                        596,977            3,881,512
                                                                                                    ----------          -----------
 Cash and equivalents, end of period...........................................                     $4,681,527          $62,708,725
                                                                                                    ==========          ===========
 Supplemental disclosure of cash flow
   information:
     Cash paid during the period for
       interest................................................................                       $387,173             $627,681
 Supplemental disclosure of noncash
   activities:
     Equipment purchased during the period
       under capital leases....................................................                       $261,823           $1,620,319
     Distribution of note receivable from
       stockholder to SMS stockholders.........................................                        --                 2,725,000

  The accompanying notes are an integral part of this condensed consolidated financial statement.

                          SNYDER COMMUNICATIONS, INC.

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                               SEPTEMBER 30, 1996
                                  (UNAUDITED)

1.  ORGANIZATION AND BASIS OF PRESENTATION:

  On October 19, 1988, Collegiate Marketing and Communications, Inc., a Delaware corporation (the "General Partner"), and a Delaware limited partnership beneficially owned by Mortimer B. Zuckerman and Fred Drasner (the "Original Limited Partner") entered into a partnership agreement (the "Partnership Agreement") pursuant to the provisions of the Delaware Act, under the name Collegiate Marketing and Communications, L.P. (the "Partnership"). On September 1, 1989, the name of the Partnership was changed to Snyder Communications, L.P., and the name of the General Partner was changed to Snyder Communications, Inc. On May 18, 1995, the Partnership Agreement was amended to admit several new limited partners into the Partnership. On June 25, 1996, the name of the General Partner was changed to Snyder Marketing Services, Inc. ("SMS").

  Snyder Communications, Inc., a Delaware corporation, was incorporated on June 25, 1996, to continue the business operations of the Partnership. Snyder Communications, Inc., in conjunction with all of the existing partners in the Partnership, reorganized on September 24, 1996, (the "Reorganization") upon the effectiveness of the initial public offering of its common stock.

  Prior to the Reorganization, SMS owned 63.85 percent of the Partnership and the limited partners owned the remaining 36.15 percent. The Reorganization resulted in the stockholders of SMS exchanging 100 percent of their SMS common stock for common stock of Snyder Communications, Inc. simultaneously with the limited partners exchanging their limited partnership interests in the Partnership for common stock of Snyder Communications, Inc. After consummation of the Reorganization, Snyder Communications, Inc. owns 100 percent of the stock of SMS and, directly and indirectly (through its ownership of SMS), 100 percent of the interests in the Partnership. In connection with the Reorganization, 29,458,400 shares of common stock were issued to the shareholders of Snyder Communications, Inc.

  The Reorganization was accounted for by combining the assets, liabilities and operations of SMS, the Partnership and Snyder Communications, Inc., at their historical cost basis. Accordingly, the accompanying condensed combined balance sheet at December 31, 1995 and the condensed combined financial statements for the interim periods ended September 30, 1995 include a combination of the accounts of SMS and the Partnership after elimination of all significant intercompany transactions. The accompanying condensed consolidated financial statements as of and for the interim periods ended September 30, 1996 include the consolidated accounts of Snyder Communications, Inc., SMS and the Partnership (the consolidated entity will be referred to herein as the "Company" or "Snyder Communications") after elimination of all significant intercompany transactions. Certain amounts previously presented have been reclassified to conform to the September 30, 1996 presentation.

The accompanying unaudited condensed consolidated financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission. As a result, certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. The Company believes that the disclosures made are adequate to make the information presented not misleading. The condensed consolidated financial statements reflect all adjustments (consisting of only normal recurring accruals) which, in the opinion of management, are necessary to present fairly the financial position, results of operations and cash flows of Snyder Communications as of September 30, 1996 and 1995 and for the periods then ended. Operating results for the three and nine month periods ended September 30, 1996 are not necessarily indicative of the results that may be expected for the year ended December 31, 1996. The unaudited condensed consolidated financial statements should be read in conjunction with the financial statements and footnotes thereto included in the Company's Registration Statement on Form S-1 (Registration No. 333-7495) as filed with the Securities and Exchange Commission.

2.   LINE OF CREDIT

The Company obtained a $2.5 million line of credit in September 1996. The line of credit has a variable rate of interest and expires in September 1999. At September 30, 1996, $1.1 million was outstanding, and the interest rate was 6.7%.

3.  INITIAL PUBLIC OFFERING OF COMMON STOCK:

  On September 30, 1996 the Company completed the initial public offering of 8,970,000 shares of its common stock, par value $0.001 per share (the "Common Stock") at an offering price of $17.00 per share. The offering included 4,038,162 newly issued shares of Common Stock sold by the Company and 4,931,838 previously outstanding shares of Common Stock sold by selling stockholders.
The Company received net proceeds of $59.2 million from the offering (after deducting the estimated costs associated with the offering). The Company did not receive any proceeds from the sale of shares of Common Stock in the offering by the selling stockholders.

4.  INCOME TAXES:

  The accompanying combined financial statements reflect no provision for Federal or state income taxes related to income earned by the Partnership prior to the Reorganization since each of the partners of the Partnership reflected their share of the Partnership's net income on their respective tax returns. Prior to January 1, 1996, SMS was taxed as a C corporation for Federal and state corporate income tax purposes. For the period from January 1, 1996 until the Reorganization, SMS had elected to be treated for Federal and certain state income tax purposes as an S corporation. As a result, SMS does not have an obligation to pay income taxes for the period from January 1, 1996 until the Reorganization. Effective with the Reorganization, the Company will be treated as a C corporation for Federal and state income tax purposes. At the date of the Reorganization, the Company recognized an asset and an associated tax benefit equal to the cumulative net deductible temporary differences existing at that date. The income tax benefit reflected in the interim period ended September 30, 1996 includes the tax effect of the net deductible temporary differences existing at the date of the Reorganization offset by a provision for income taxes for the period from September 24, 1996, the date of the Reorganization, through September 30, 1996.

5.  PRO FORMA NET INCOME PER SHARE:

  Pro forma net income includes a provision for Federal and state income taxes as if the Company had been a taxable C corporation for all periods presented. The shares used in computing pro forma net income per share assume that the Reorganization had occurred at the beginning of each of the periods presented and reflect the issuance of additional shares as a result of the initial public offering.

6.  SUBSEQUENT EVENT:

  On October 28, 1996 the Company used approximately $7.0 million of cash to redeem in full the subordinated debentures ("the Debentures") due to related parties. The Debentures were originally issued on May 18, 1995, and had an original maturity date of December 31, 2001. The Debentures were classified as long term at December 31, 1995, because the Company did not have the intent or ability to repay them at December 31, 1995. The nonrecurring payment consisted of the face amount of the Debentures, a prepayment penalty and accrued interest. A nonrecurring charge of $1.2 million, net of a $795,000 tax benefit, will be recorded during the quarter ended December 31, 1996 as an extraordinary loss related to this early debt extinguishment. The nonrecurring charge consists of prepayment penalties, and the write-off of unamortized discount and debt issuance costs.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Snyder Communications provides innovative and high value-added outsourced marketing services. The Company's clients are primarily Fortune 500 companies with large annual marketing expenditures facing competitive pressures to retain or expand market share. The Company utilizes its direct sales, which consists of field sales, teleservices, and direct mail, and marketing services capabilities to provide targeted product distribution to its customers.

The following Management's Discussion and Analysis of Financial Condition and Results of Operations should be read in conjunction with the Condensed Consolidated Financial Statements of the Company and the accompanying notes thereto included elsewhere in the Quarterly Report on Form 10-Q.

This Management's Discussion and Analysis of Financial Condition and Results of Operations contains certain forward-looking statements that involve risks and uncertainties. These forward-looking statements consist of all statements other than statements that are historical in nature, and reflect management's best current view with respect to future events and financial performance. There are many factors which could cause actual results to differ materially, the most important of which are discussed in Item 5 under the caption, "Safe Harbor For Forward-Looking Statements Under Private Securities Litigation Reform Act of 1995; Certain Cautionary Statements." The forward-looking statements made herein are qualified by reference to the discussion of the factors made therein.

Overview

The Company's revenues grew significantly during the nine months ended September 30, 1996. This continued rapid growth in the first nine months of 1996 is primarily the result of the continued expansion of the Company's Direct Sales division. In the latter part of 1994, the Company entered into a contract with AT&T Communications, Inc. ("AT&T") to sell telecommunications services to residential customers using direct sales. The scope of the services provided to AT&T by the Company increased in 1995 and in the first nine months of 1996. In 1996, the Company has continued to add staff to its field and teleservices sales forces, including field sales supervisors and senior executives, to improve the quality of its sales force, training programs and support systems for the continued expansion of existing services and the introduction of additional clients.

The Company has been marketing business-to-business telecommunications services using direct sales on behalf of MCI Telecommunications Corporation ("MCI") since late 1994. The Company's revenue from these services grew through 1995 and the nine months ended September 30, 1996. In the third quarter of 1996, the Company and MCI negotiated certain changes to their contractual relationship. Commencing January 1, 1997, the Company will earn revenues based on a percentage of revenues generated for MCI by the subscribers obtained by the Company. The amount paid to the Company per subscriber is expected to be lower under the new pricing formula than under the existing pricing formula and therefore could result in lower gross revenues being generated under the contract.

The Company recently has been successful in its efforts to expand the clients to which it provides direct sales services. In the third quarter of 1996, the Company entered into contracts with Lucent Technologies, BCS to market and sell certain Lucent telecommunications equipment, DHL Airways, Inc. to market and sell overnight package delivery services, and Echostar Communications Corporation to market and sell satellite broadcast services. Also in the third quarter of 1996, the Company entered into two contracts with Foundation Health, a California health plan, to market and sell memberships in certain managed health care plans to residential customers in designated areas. The Company does not anticipate that these new contracts will begin to produce any significant revenues until 1997.

Results of Operations

Revenues increased $9.6 million, or 80.7%, from $11.9 million in the third quarter of 1995 to $21.5 million in the third quarter of 1996. For the nine months ended September 30, 1996 revenues of $56.3 million were 117% greater than the same period in 1995. Substantially all of the increase in revenues is due to increased sales volumes in the direct sales business. The increase in revenues and sales volumes corresponds with the increase during 1995 and 1996 in the number of sales offices, the number of field sales personnel and the number of teleservices representatives.

Cost of services increased $7.7 million from $7.5 million in the third quarter of 1995 to $15.2 million in the third quarter of 1996. Cost of services as a percentage of revenues increased from 63% in the third quarter of 1995 to 71% in third quarter of 1996. For the nine months ended September 30, 1996 cost of services as a percentage of revenues was 69% as compared to 64% during the same period in 1995. The increase in the cost of services as a percentage of revenues resulted from expenses incurred to build and expand upon the existing infrastructure to support the continued growth of the Company's direct sales business.

Selling, general and administrative expenses increased $2.6 million from $1.9 million in the third quarter of 1995 to $4.5 million in the third quarter of 1996. For the nine months ended September 30, 1996 selling, general and administrative expenses were $11.1 million, an increase of $6.4 million from the same period in 1995. Selling, general and administrative expenses increased to 21% of revenue in the third quarter of 1996 from 16% in the third quarter of 1995 and increased to 20% for the nine months ended September 30, 1996 as compared to 18% in the same period of 1995. The increase in selling, general and administrative expenses is due primarily to additional personnel and corporate expenses incurred to support the Company's growth.

Interest expense increased $31,000 to $310,000 in the third quarter of 1996 from $279,000 in the third quarter of 1995 due to an increase in the Company's outstanding capital lease obligations during the third quarter of 1996. For the nine months ended September 30, 1996 interest expense increased $368,000 to $862,000 from $494,000 during the same period in 1995. Interest expense increased during the nine months ended September 30, 1996 as compared to the same period in 1995 because the subordinated debentures were not issued until May 1995 resulting in only four months of interest expense during the nine months ended September 30, 1995.

For the three months and nine months ended September 30, 1996 a net tax benefit of $600,000 was recorded. This resulted from the $645,000 deferred tax asset recorded in conjunction with the Reorganization and the change in the tax status of the Company offset by the $45,000 tax provision recorded for the period subsequent to the Reorganization during which the Company operated as a C corporation for Federal and state income tax purposes. The tax provisions recorded for the three months and nine months ended September 30, 1995 of $278,000 and $661,000, respectively, reflect the tax liability of SMS, the general partner of Snyder Communications, L.P. prior to the Reorganization.
The partners of Snyder Communications, L.P., and not the Partnership, were responsible for the taxes on the income generated by the Partnership. See Note 3 to the September 30, 1996 condensed consolidated financial statements.

Pro forma net income decreased $476,000 to $895,000 in the third quarter of 1996 from $1.371 million in the third quarter of 1995 due primarily to the increase in cost of services as previously discussed. For the nine months ended September 30, 1996 pro forma net income increased $877,000 to $3.434 million from $2.557 million due primarily to the growth of the Company. For the period from January 1, 1996 until the Reorganization, the Company had elected to be treated for Federal and certain state income tax purposes as an S corporation, and therefore, the stockholders of the Company were taxed on their proportionate share of the Company's taxable income, and the Company did not have an obligation to pay income taxes. Pro forma net income includes a provision for Federal and state income taxes as if the Company had been a C corporation for all periods presented.

Liquidity and Capital Resources

At September 30, 1996, the Company has $62.7 million in cash and equivalents. Cash and equivalents increased $58.8 million during the nine months ended September 30, 1996, due primarily to the $44.1 million provided by financing activities and the $16.1 million provided by operating activities. The cash flow from financing activities was provided by the $59.2 million in proceeds from the initial public offering of common stock and $1.1 million in net borrowings under a line of credit during the third quarter offset by $15.9 million in distributions to the SMS stockholders and limited partners, of which $10 million was paid during the third quarter prior to the Reorganization and the initial public offering.

The Company experienced significant growth during the nine months ended September 30, 1996 and expects to continue to grow through both internal expansion and complementary acquisitions. The Company believes that the proceeds from the initial public offering and cash provided by operations will be sufficient to fund the Company's current operations and planned capital expenditures.

On October 28, 1996 the Company redeemed the Debentures due to related parties. The total payment of approximately $7 million consisted of the face amount of the Debentures, a prepayment penalty, and accrued interest. The Debentures had a stated interest rate of 12.25 percent, an effective interest rate of 17 percent, and an original maturity date of December 31, 2001. An extraordinary loss of $1.2 million, net of a $795,000 tax benefit, will be recorded during the fourth quarter related to the early redemption of the Debentures. At October 28, 1996 the Company's only debt outstanding was a $1.1 million line of credit and approximately $2.2 million in capital lease obligations.

PART II.  OTHER INFORMATION

Item 5.  Other Information.

Safe Harbor For Forward-Looking Statements Under Private Securities Litigation Reform Act of 1995; Certain Cautionary Statements

The Company and its representatives may from time to time make certain forward-looking statements, both orally and in writing, including, without limitation, statements made in the Company's Management's Discussion and Analysis of Financial Condition and Results of Operations contained in its periodic reports filed with the Securities and Exchange Commission, including this Quarterly Report on Form 10-Q. The Company wishes to take advantage of the safe harbor provisions of the Private Securities Litigation Reform Act of 1995, and is hereby filing cautionary statements identifying important factors that could cause the Company's actual results to differ materially from those projected in forward-looking statements made by or on behalf of the Company. The Company's forward-looking statements are qualified in their entirety by reference to and are accompanied by the following discussion.

The Company cautions the reader that this list of factors may not be exhaustive. The Company operates in a rapidly changing industry, and new risk factors emerge from time to time. Management cannot predict with accuracy all such risk factors, the impact, if any, of such risk factors on the Company's business, or the extent to which any factor, or combination of factors, may cause actual results to differ materially from those projected in any forward-looking statements. Accordingly, forward-looking statements should not be relied upon as a prediction of actual results.

Many of the important factors discussed below were previously discussed in the Company's Registration Statement on Form S-1 (Registration Statement No. 333-7495), which was declared effective by the Securities and Exchange Commission on September 24, 1996.

Reliance on Major Clients; Risks Associated With Contracts. The Company's largest client, AT&T, accounted for 59% of its revenues in 1995 and 61% of its revenues in the first nine months of 1996. The Company also has a number of other significant clients, each of which generated revenues ranging from approximately 1% of revenues to 8% of revenues in 1995. In the first nine months of 1995, MCI accounted for approximately 21% of the Company's revenues, although the Company believes that the results for any particular period may not necessarily be indicative of the results for the entire year. The loss of AT&T, or any of the Company's other significant clients, would have a material adverse effect on the Company. All of the Company's clients currently have contracts with the Company for at least one year and, in certain cases, multi-year duration, with renewal options. There can be no assurance that the Company's clients will renew or extend such contracts. In addition, the Company's contract with MCI and certain other significant clients may be terminated upon relatively short notice, and all of the Company's significant contracts prohibit the Company from providing services to a direct competitor of a client during the term of the contract and, in certain cases, for a period thereafter. If any significant client were to terminate or not renew its contract with the Company, and the Company was unable to replace its business with a new or existing client, it would have a material adverse effect on the Company.

Management of Growth. The Company has experienced significant growth over the past several years. Continued growth depends on its ability to successfully utilize the Company's existing infrastructure and databases to perform services for other clients, as well as the Company's ability to develop and successfully implement new marketing methods and channels for new and existing clients and a number of other factors, including the ability to recruit and retain qualified personnel, the ability to effectively and economically train new and existing personnel to sell new products and services, and the ability of the Company to open new sales offices and call centers in a timely and economic fashion.
There can be no assurance that the Company will be able to maintain its significant growth or that it will be able to manage its expanding operations effectively, which could have a material adverse effect on its business, financial condition and results of operations.

Growth Through Acquisitions; International Expansion. The Company intends to expand its business, in part, through complementary acquisitions. There can be no assurance that the Company will be able to successfully identify, complete or integrate acquisitions or that any particular acquisition will perform as expected or contribute to any significant extent to the revenues or profits of the Company. The Company is in the process of expanding its operations to the United Kingdom. There can be no assurance that this or any other international expansion will generate revenues or profits for the Company. Further, any international operations will be subject to currency fluctuations and other risks, including adverse developments in the operating environment in such country, difficulties in staffing and managing foreign operations, and potentially adverse tax consequences.

Competitive and Fragmented Industry; Potential Consumer Saturation. The industry in which the Company competes is highly competitive and fragmented. A number of the Company's competitors have capabilities and resources equal to, or greater than, the Company's. There can be no assurance that, as the industry continues to evolve, additional competitors with greater resources than the Company will not enter the industry or that the Company's clients will not choose to conduct more of their marketing services internally. In addition, the effectiveness of marketing by telephone could also decrease as a result of consumer saturation and increased consumer resistance to this marketing method.

Dependence on Labor Force, Dependence on Key Personnel. The Company's industry is highly labor intensive and experiences high personnel turnover. A higher turnover rate increases the Company's recruiting and training costs and decreases operating efficiencies and productivity. The Company's operations require specially trained employees and growth in the Company's business will require it to recruit and train qualified personnel to meet its needs. There can be no assurance that the Company will be able to hire, train and retain a sufficient labor force of qualified employees, particularly bilingual employees. Also, an increase in hourly wages, costs of employee benefits, employment taxes or commission rates could have a material adverse effect on the Company. The success of the Company also is largely dependent on the abilities and continued services of its executive officers and other key employees, including Mr. Daniel M. Snyder, President, Chief Executive Officer and Chairman of the Board of Directors. There can be no assurance that the Company will be able to retain the services of such officers and employees.

Government Regulation. The Company's industry has become subject to an increasing amount of Federal and state regulation in the past five years. The Federal Communications Commission ("FCC") has rules under the Federal Telephone Consumer Protection Act of 1991 that limit the hours during which telemarketers may call consumers and prohibit the use of automated telephone dialing equipment to call certain telephone numbers. The Federal Telemarketing and Consumer Fraud and Abuse Prevention Act of 1994 (the "TCFAPA") broadly authorizes the Federal Trade Commission ("FTC") to issue regulations prohibiting misrepresentation in telephone sales. In addition, a number of states have enacted or are considering enacting legislation to regulate telephone and door-to-door solicitations. The Company believes that its operations currently comply with the telephone solicitation rules of the FCC and the FTC. However, there can be no assurance that additional Federal and state legislation, or changes in regulatory implementation, would not limit the activities of the Company or its clients in the future or significantly increase the cost of regulatory compliance.

Several of the industries in which the Company's clients operate are subject to varying degrees of government regulations, particularly the telecommunications industries. Generally, compliance with these regulations is the responsibility of the Company's clients. However, the Company could be subject to a variety of enforcement or private actions for its failure or the failure of its clients to comply with such regulations. One of the significant regulations of the FCC applicable to long distance carriers, such as AT&T and MCI, prohibits the unauthorized switching of subscribers' long distance carriers, also known in the industry as "slamming." A fine of up to $100,000 may be imposed by the FCC for each instance of slamming. In order to prevent unauthorized switches, federal law requires that switches authorized over the telephone be verified contemporaneously by a third party. The Company believes that its procedures comply with this verification requirement. Effective August 1, 1996, the Company became subject to third-party verification procedures for switches obtained by the Company's field sales force for MCI. The Company expects that the implementations of such third party verification will increase the Company's costs to some extent. The Company's training and other procedures are designed to prevent unauthorized switching, however, the Company cannot completely ensure that each employee will always follow the Company's mandated procedures. Accordingly, it is possible, and perhaps probable, that employees may in some instance engage in unauthorized activities, including "slamming." To the Company's knowledge, no FCC complaint has been brought against any of its clients as a result of the Company's services, although the Company believes that the FCC is examining the activities of outside vendors used by such providers. If complaints were brought, the Company's clients might assert that such complaints constituted a breach of its agreement with the Company and seek to terminate the contract. Any termination would likely have a material adverse effect on the Company's operations. If such complaints resulted in fines being assessed against the Company's clients, the clients could seek to recover such fines from the Company, which, if recovered, could reduce the Company's net income.

Potential Fluctuations in Quarterly Operating Results; Seasonality. The Company has experienced, and in the future may experience, quarterly variation in revenues due to a number of factors, many of which are outside of the Company's control, including; the timing of new contracts, the timing of clients's promotional campaigns and the seasonal patterns of certain businesses services by the Company. Certain costs incurred by the Company may be recognized in periods prior to the recognition of revenues under existing contracts. Historically, seasonal variations in the Company's business have been overshadowed by the Company's growth. The Company expects that in the future its sales will reflect seasonal effects in the first and third quarters due to weather related impact on the field sales force and the impact of the Company's teleservices operations of the decreased ability to reach potential customers as a result of summer vacations.


Item 6.  Exhibits and Reports on Form 8-K.

    (a)  Exhibits

         The following documents are filed as an exhibit to this report.

         10.1 Employment agreement between Snyder Communications, L.P. and Shaun Gilmore dated July 31, 1996.

         27.1  Financial Data Schedule.

    (b)  Reports on Form 8-K

         The Company did not file any reports on Form 8-K during the three months ended September 30, 1996.

                                   SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                        SNYDER COMMUNICATIONS, INC.
                                              (Registrant)



         Date:  November 12, 1996                  /s/  DANIEL M. SNYDER
              -------------------                     -------------------
                                                   Daniel M. Snyder
                                                   Chairman, President, and
                                                   Chief Executive Officer


         Date:  November 12, 1996                  /s/  MICHELE D. SNYDER
              --------------------                    --------------------
                                                   Michele D. Snyder
                                                   Vice Chairman, and
                                                   Chief Operating Officer


         Date:  November 12, 1996                  /s/  A. CLAYTON PERFALL
              --------------------                    ---------------------
                                                   A. Clayton Perfall
                                                   Chief Financial Officer
                                                   (Principal Financial Officer)