Form 10-K
period 1996-12-31
SNYDER COMMUNICATIONS INC
filed 1997-03-21
CIK 1017906

                       SECURITIES AND EXCHANGE COMMISSION

                           Washington, D.C. 20549

                                   FORM 10-K

                        FOR ANNUAL AND TRANSITION REPORT
                    PURSUANT TO SECTIONS 13 OR 15 (d) OF THE
                      SECURITIES AND EXCHANGE ACT OF 1934

(Mark One)

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 [FEE REQUIRED]

For the fiscal year ended December 31, 1996

                                       OR

[  ]        TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
            EXCHANGE ACT OF 1934 [NO FEE REQUIRED]

For the transition period from       to
                               -----    -----

                        Commission file number:  1-12145
                                               -----------

                          SNYDER COMMUNICATIONS, INC.
             ------------------------------------------------------
             (Exact name of registrant as specified in its charter)

            Delaware                                             52-1983617
---------------------------------                             ----------------------
(State or other jurisdiction of                                 (I.R.S. Employer
 incorporation or organization)                               Identification Number)

              6903 Rockledge Drive, 15th Floor, Bethesda, MD 20817
           ------------------------------------------------------------
                    (Address of principal executive offices)

     Registrant's telephone number, including area code:    (301) 468-1010
                                                         ----------------------

Securities registered pursuant to Section 12(b) of the Act:

                                                                Name of each exchange
        Title of each class                                     on which registered
         -------------------                                    -------------------
   Common Stock, $.001 par value                              New York Stock Exchange

          Securities registered pursuant to section 12(g) of the Act:


     --------------------------------------------------------------------
                               (Title of class)

     --------------------------------------------------------------------
                               (Title of class)

         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days.  Yes  X   No
                                              ----    ---

         Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K (section 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

         The aggregate market value of the voting stock held by non-affiliates of the registrant as of March 7, 1997 was approximately $301,420,959.

         The number of shares outstanding of the registrant's Common Stock, $.001 par value, as of March 7, 1997 was 35,041,062 shares.

                      DOCUMENTS INCORPORATED BY REFERENCE

         Certain portions of the registrant's definitive proxy statement to be mailed to stockholders in connection with the registrant's annual stockholders' meeting to be held on May 7, 1997 ("Proxy Statement") are incorporated by reference into Part III of this Form 10-K.

                               TABLE OF CONTENTS


ITEM                               DESCRIPTION                               PAGE
----                               -----------                               ----
                                    PART I

 1               Business                                                      1
 2               Properties                                                    6
 3               Legal Proceedings                                             7
 4               Submission of Matters to a Vote of Securities Holders         7

                                   PART II

 5               Market for Registrant's Common Equity and Related
                     Stockholder Matters                                       7
 6               Selected Financial Data                                       7
 7               Management's Discussion and Analysis of Financial
                     Condition and Results of Operations                       9
 8               Financial Statements and Supplementary Data                  15
 9               Changes in and Disagreements with Accountants on
                     Accounting and Financial Disclosure                      32

                                   PART III

 10              Directors and Executive Officers of the Registrant           32
 11              Executive Compensation                                       32
 12              Security Ownership of Certain Beneficial Owners
                     and Management                                           32
 13              Certain Relationships and Related Transactions               32

                                    PART IV

 14              Exhibits, Financial Statement Schedules, and Reports on
                     Form 8-K                                                 32

 Signatures                                                                   34


 Index to Exhibits                                                            35

                                     PART I

ITEM 1.  BUSINESS

FORWARD-LOOKING STATEMENTS

     Certain statements made in this Annual Report on Form 10-K are "forward-looking statements" (within the meaning of the Private Securities Litigation Reform Act of 1995). Such statements involve known and unknown risks, uncertainties and other factors that may cause actual results, performance or achievements of the Company to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements. These factors which include reliance on major clients, management of growth, growth through acquisition, competitive and fragmented industry, dependence on labor force and key personnel, government regulation, and potential fluctuations in quarterly operating results are discussed in detail in Item 5 of the Company's Form 10-Q for the quarterly period ended September 30, 1996.

GENERAL

  Snyder Communications, Inc. ("Snyder" or the "Company") is a rapidly growing provider of innovative and value-added targeted outsourced marketing services. The Company designs and implements specialized sales and marketing programs primarily for Fortune 500 companies. The Company's specialized sales and marketing programs include the production of marketing materials, the implementation of marketing plans with leads generated by its demographic marketing database and the enrollment of new customers. Snyder specializes in channeling products and services from large clients in competitive marketing-intensive businesses to consumers in high-value, hard-to-reach, growing market niches, with a focus on multi-cultural and elderly markets. Snyder has a demographic marketing database which includes the names of approximately 15 million households in the United States and approximately two million small businesses in the United States. Snyder's clients are primarily companies with large annual marketing expenditures facing significant competitive pressures to retain or expand market share in various industries, including telecommunications, pharmaceuticals, business products and services, and consumer packaged goods. Based on 1996 revenues, the ten largest clients of the Company, listed alphabetically, were AT&T Communications, Inc. ("AT&T"), Gerber Products Company, Hoechst Marion Roussel, Kellogg U.S.A., Inc., Kraft Foods, Inc., MCI Telecommunications Corporation ("MCI"), The Prudential Insurance Company of America, the Quaker Oats Company, Reckitt & Colman, Inc., and Ross/Abbott Labs. In January 1997 the Company acquired MMD, Inc. ("MMD") in a merger transaction in which MMD became a wholly owned subsidiary of the Company. (See "Recent Developments" below.) If MMD had been a wholly owned subsidiary of the Company in 1996, the ten largest clients of the Company, listed alphabetically, would have been AT&T, Bayer Corporation, Bristol Myers Squibb, Gerber Products Company, ICN Pharmaceuticals, Inc., Kellogg U.S.A., Inc., MCI, Novartis Consumer Health, Inc., Warner Wellcome Consumer Health, and Wyeth-Ayerst.

  In January 1997, the Company entered into a two-year contract to provide "turn-key" marketing services to AT&T to acquire new business customers for AT&T. Beginning in 1997, the Company will assist AT&T in signing up small and medium-sized business customers to its long distance, Intralata (long distance service within one area code), toll-free and calling card services. Concurrently with entering into the new contract with AT&T, the Company terminated its existing contract with MCI , under which it provided marketing and sales services to MCI targeting small business customers. Although the Company initially expects revenues from the start-up phase of the new AT&T contract to be less than those from the MCI contract, the termination of the contract with MCI is not expected to have a material impact on the Company, because the Company has completed recent acquisitions as discussed below in "Recent Developments", and the Company has entered into additional contracts with other clients, including the new contract with AT&T to provide services similar to those previously provided to MCI. However, the actual revenues and profitability of the Company are dependent upon a number of circumstances which may not be accurately predicted.

MARKETING PROGRAMS

  The Company has two divisions, Direct Sales and Marketing Services, which design and implement marketing programs for its clients. Direct Sales marketing programs use field sales, teleservices and targeted delivery of direct mail to procure customers for the Company's clients, primarily multi-cultural residential and small-business customers. Direct Sales comprised 19%, 66% and 83% of the Company's total revenues for the years ended December 31, 1994, 1995 and 1996, respectively. For the years ended December 31, 1994, 1995 and 1996, AT&T accounted for 14%, 59% and 61% of the Company's total revenues. MCI accounted for 7% and 22% of the Company's total revenues for the years ended December 31, 1995 and 1996. Marketing Services marketing programs use WallBoard(R) information displays and sample pack distributions to reach potentially high-value market segments at the time that the target customers are most likely to use the products. Marketing Services comprised 81%, 32% and 17% of the Company's total revenues for the years ended December 31, 1994, 1995 and 1996, respectively. If MMD had been a wholly owned subsidiary of the Company in 1996, MMD would have accounted for 31% of the Company's total revenues, and AT&T and MCI would have accounted for 42% and 15%, respectively, of the Company's total revenues.

  Under the Company's original direct sales contract with AT&T, the Company provides field sales and teleservices for AT&T's Foreign-Origin Consumer Market and provides field sales for AT&T's Domestic Consumer Market. The Company's contract with AT&T, which relates to the Foreign-Origin Consumer Market, runs through December 1997, subject to AT&T's right to seek to renew the contract upon terms mutually agreeable to AT&T and the Company. AT&T enjoys certain exclusivity rights under this contract. The Company's arrangement with AT&T relating to field sales for the Domestic Consumer Market is not reflected in a formal contract. The Company has provided these services since September 1995 and expects to provide such services through December 1997. AT&T compensates the Company based upon the types of customers enrolled by the Company and certain other criteria with respect to the enrolled customers.

FIELD SALES. Using field sales (face-to-face) and event marketing, Snyder's field sales representatives make face-to-face contact with potential customers at the customers' homes or offices and at local cultural events. Field sales representatives who are targeting consumer residential customers focus their sales efforts on event marketing, mainly at fairs, festivals, and shopping malls. Field sales representatives who are targeting business customers typically call on small businesses either on a "cold call" basis, or increasingly from leads generated by the Company's direct mail or telemarketing efforts. The productivity of the field sales representatives is enhanced by the fact that they generally live in the area in which they are soliciting business, which means they are familiar with the local customs. As of December 31, 1996, the Company had over 1,200 field sales representatives working in 51 offices in 17 states and the District of Columbia.

TELESERVICES. Prospective customers may also be contacted by telephone. The Company's teleservices associates, who are all bilingual, use an internally prepared sales script to market the client's products or services. Teleservice associates in the Company's call centers use a computerized call management system that employs state-of-the-art call routing and predictive dialing technologies. As of February 1, 1997, the Company had a total of 589 call stations.

TARGETED DELIVERY OF DIRECT MAIL. Beginning in 1997, certain of Snyder's marketing programs include the delivery of direct mail to a targeted market. Snyder assumes responsibility for the editorial content and graphic design of the direct mail pieces, arranges for the mailings to be printed, executes the direct mail campaign and handles inbound responses to the mailings through its teleservices facilities. The responses to the direct mailings are input into Snyder's demographic marketing database and provide leads for field sales and teleservices representatives.

WALLBOARD(R) INFORMATION DISPLAYS. WallBoards(R) are framed information and advertisement displays that are mounted on a wall. WallBoards(R) present educational, editorial and product information targeted to specific user groups. They are located in areas where the targeted customers are likely to be waiting for a service, such as the offices of specialty health-care providers, child-care centers and corporate airport terminals. Most of the Company's WallBoards(R) are strategically located to provide information to targeted consumers at a time when the customers are likely to be interested in receiving information and trying new products. WallBoard(R) locations provide the WallBoard(R) free of charge because of its perceived benefit to the targeted audience. Two examples of the Company's WallBoard(R) information displays are the Heart Health WallBoard(R) which targets cardiology patients and the Your Kids WallBoard(R) which targets working parents. Sponsors of the Company's WallBoard(R) information displays include Gerber Products Company, Hoechst Marion Roussel, Kellogg U.S.A., Inc., the Quaker Oats Company and many other companies. The Company has also developed strategic alliances with associations that specialize in targeted areas, such as the American Heart Association, the National Child Care Association, the Arthritis Foundation and the Children's National Medical Center. These alliances provide an endorsement for the WallBoard(R) and establish credibility for the targeted audience. The effectiveness of the WallBoards(R) is measured through research studies conducted by independent third parties. There are 12 different WallBoard(R) programs and 18,225 locations display the Company's WallBoards(R) as of December 31, 1996. In 1997 the Company introduced two new WallBoard(R) programs which brings the total number of WallBoard(R) programs to 14. As discussed below in "Recent Developments", the Company acquired Good Neighbor Direct, Inc. ("Good Neighbor") in January 1997. Good Neighbor provides information centers in over 7,000 targeted retail locations. The Good Neighbor information centers are displays which include pockets for take-one literature, tear off pads for the distribution of rebate offers and recipes, mini-posters which contain consumer information and commercial messages, and free ad cards for individuals to offer products or services.

SAMPLE PACKS. Sample packs are small cardboard boxes containing a variety of sample products, coupons, and literature. They are given away free in areas where targeted customers are frequently present, such as fitness centers, child-care centers, and the offices of specialty health-care providers.
Similar to WallBoards(R), sample packs distribute products and information to targeted customers at a time when they are usually most interested in trying new products. Two examples of the Company's sample pack programs are the New Member Pack which is distributed at fitness centers and the Diabetes Pack which is distributed to diabetes patients by specialty health-care providers. Sponsors of the Company's sample packs include Kraft Foods, Inc., the Quaker Oats Company, Reckitt & Colman, Inc., Ross/Abbott Labs and many other companies. Quality control checks of the sample packs as well as research on the impact of the products on the recipients of the sample packs are performed by independent third parties to monitor the effectiveness of the sample pack program. There were six different sample pack programs during 1996 and approximately 4,500,000 sample packs were distributed during 1996.

MARKETING OPPORTUNITIES

  The Company has developed a demographic marketing database which includes data about approximately 15 million households in the United States and approximately two million small businesses in the United States. The Company believes that its proprietary marketing database makes its marketing services more valuable to its clients because the Company, and not its clients, owns the leads. By accumulating its own customer and market data in a demographic marketing database, the Company may contact customers repeatedly, both for multiple client contracts and at various purchase points in the customers' life cycle.

  The Company believes that it is well-positioned to capitalize on the following four dynamic trends: (1) the outsourcing of marketing and sales functions, (2) the rapid growth of multi-cultural populations, (3) the aging population and (4) the deregulatory environment.

OUTSOURCING. In recent years, more and more corporations have integrated outsourcers into their overall marketing strategies. Outsourcers provide several advantages to their clients, including the ability to reach special, hard-to-locate audiences; the ability to augment internal sales forces to gain market share more quickly; the avoidance of infrastructure costs, such as opening new sales offices; the opportunity to act quickly by utilizing the outsourcers' marketing channels that could take months or years to develop internally and the opportunity to pay only for quantifiable results. The Company believes that, as more and more corporations adopt capital saving strategies and focus on their core competencies, the demand for outsourced marketing services will increase. The Company believes that it is well-positioned to capitalize on the continued momentum of the corporate trend toward outsourcing with its pay-for-performance contracts. The Company's clients incur costs only if new customers are acquired. Most of the Company's competitors are compensated on an hourly basis that is unrelated to performance. Currently all of the contracts in the Company's Direct Sales division are pay-for-performance contracts. However, the Company may enter into other types of contracts in the future.

MULTI-CULTURAL POPULATIONS. In the United States, multi-cultural populations are growing much more rapidly than the overall population. According to population projections prepared by the U.S. Bureau of the Census which are based in part on 1990 census data ("Census Bureau Population Projection"), there were approximately 9.7 million Asian/Pacific Islanders living in the United States during 1996 and that group is expected to grow approximately 57% by the year 2010. In 1996 there were approximately 27.8 million Hispanics living in the United States and that group is expected to grow approximately 48% by the year 2010 according to the Census Bureau Population Projection. In contrast, the total population in the United States is expected to grow approximately 12% by the year 2010 according to the Census Bureau Population Projection. The Company has designed a marketing strategy to reach the rapidly growing multi-cultural populations which involves the use of bilingual field sales and teleservices representatives. At December 31, 1996, the Company's sales force consisted of approximately 1,200 field sales representatives and approximately 530 teleservices representatives with the capability to market in English as well as in the following 27 foreign languages: Arabic, Cantonese, Dutch, Farsi, French, French-Creole, German, Greek, Hebrew, Hindi, Hungarian, Italian, Japanese, Korean, Malay, Mandarin, Persian, Polish, Portuguese, Punjabi, Russian, Spanish, Tagalog, Taiwanese, Thai, Turkish, and Vietnamese.

AGING POPULATION. According to the Census Bureau Population Projection, in 1996 there were approximately 69.2 million people who were 50 years or older in the United States. The 50 years and older age group is the fastest growing age group in the United States, and it is projected to grow by approximately 39% through the year 2010 according to the Census Bureau Population Projection. A number of the Company's WallBoard(R) information displays and sample packs are designed to target this population sector. Beginning in 1997, the Company intends to begin marketing health services to this population sector through its Direct Sales division. The Company's demographic marketing database includes valuable data about aging baby boomers and other potential customers in this population sector that will assist in designing marketing programs to reach the 50 years and older age group.

DEREGULATION. A typical result of deregulation is increased competition as companies seek to acquire market share. In a regulated environment companies do not need to compete for market share, so deregulation generally finds companies with limited or no internal sales capabilities. For example, companies in the telecommunications industry are competing for market share and marketing their new brands and services as a result of deregulation in that industry. According to the October 21, 1996 edition of Adweek, marketing expenditures in the telecommunications industry increased from $702 million in 1986 to $2.1 billion in 1996. Deregulation creates a competitive environment, and the Company believes that a competitive environment results in more demand for marketing services. The Company also believes that it is well-positioned to serve companies in deregulated industries with its pay-for-performance contracts. In March 1997, the Company signed a three-year agreement to provide targeted outsourced marketing services to Enron, specifically targeting small business customers for Enron's natural gas and delivery services. The deregulation of the $200 billion U.S. gas and electric utilities industries presents tremendous opportunities for companies in those industries to market their products directly to consumers who, historically, have had no choices regarding who provided gas and electric services to them.

COMPETITION

  The industry in which the Company operates is very competitive and highly fragmented. The Company competes with other outsourced marketing services firms. Many of the other firms offer a limited number of services within a limited geographic area, but there are several participants whose business, like that of the Company, tends to be national and offers a broad array of marketing services, such as Sitel Corporation, APAC TeleServices, Inc., Quintiles Transnational Co., Abacus Direct Corporation and CUC International, Inc. Management believes that certain competitors may have capabilities and resources comparable to and in certain respects greater than those of the Company. The Company also competes with the internal marketing capabilities of its clients and potential clients as well as with providers of other forms of advertising and marketing media, such as radio and television.

  Management believes that it competes primarily on the basis of demonstrated ability to attract customers; reputation for quality; price; geographic presence with regard to field sales, WallBoard(R) information displays, and sample packs; technological expertise and the ability to promptly provide clients with customized solutions to their sales and marketing needs. The competitive strengths of the Company are its targeted marketing channels of distribution, its client relationships with many prominent companies, its strategic alliances with many consumer associations and its existing national infrastructure.

SEASONALITY

  Historically, seasonal variations in the Company's business have been overshadowed by the Company's growth. In the future the Company's sales may reflect seasonal variations in the first and third quarters. Sales in the first quarter may be adversely affected by the impact of inclement weather on the field sales force, and sales in the third quarter may be adversely affected by the impact on the teleservices operations of the decreased ability to reach potential customers as a result of summer vacations.

REGULATION

  The Company's business is subject to various Federal and state laws and regulations. Certain portions of the Company's industry have become subject to an increasing amount of Federal and state regulation. There is no assurance that additional Federal or state legislation would not limit the activities of the Company or its clients in the future or significantly increase the cost of regulatory compliance.

  One of the significant regulations of the Federal Communications Commission applicable to long distance carriers, such as AT&T, prohibits the unauthorized switching of customers' long distance carriers. In order to prevent unauthorized switches, federal law requires that switches authorized over the telephone be verified contemporaneously by a third party. The Company believes that its procedures comply with this verification requirement. The Company's training and other procedures are designed to prevent unauthorized switching, however, the Company cannot completely ensure that each employee will always follow the Company's mandated procedures.

EMPLOYEES

  As of December 31, 1996, the Company had approximately 2,800 full and part-time employees. None of the Company's employees are represented by a labor union. The Company has never experienced a strike or work stoppage and believes its relations with its employees are good.

RECENT DEVELOPMENTS

  On January 6, 1997, the Company acquired MMD, a New Jersey corporation, in a merger transaction in which MMD became a wholly owned subsidiary of the Company. In the acquisition, the Company issued 1,354,500 shares of its common stock for all of the issued and outstanding stock of MMD. MMD provides outsourced medical marketing services and has over 1,300 detailing representatives conducting marketing programs for some of the world's premier pharmaceutical companies. MMD's three largest clients, listed alphabetically, include Bayer Corporation, Bristol-Myers Squibb and the Wyeth-Ayerst Division of American Home Products. Pharmaceutical detailing entails a presentation to a physician by a field representative, during which the features and benefits of a drug are discussed and product literature and samples are provided to the physician. Generally, the client contracts provide for payment to MMD for each presentation made to a physician by a detailing representative.

On January 17, 1997, the Company acquired Good Neighbor for $4,050,000 in cash. Good Neighbor provides marketing services through information centers located in over 7,000 targeted retail outlets throughout the United States. The Good Neighbor information centers are displays which include pockets for take-one literature, tear off pads for the distribution of rebate offers and recipes, mini-posters which contain consumer information and commercial messages, and free ad cards for individuals to offer products or services. Clients of Good Neighbor include Discover Card, Gerber Products Company, Montgomery Ward & Co. Inc. and many other clients with varying amounts of marketing expenditures. Following the acquisition of Good Neighbor, the Company has approximately 25,000 information display locations.

On March 19, 1997, the Company announced its plans to acquire Brann Holdings Limited ("Brann"), a United Kingdom company, in a merger transaction in which Brann will become a wholly owned subsidiary of the Company. To complete the acquisition, the Company expects to issue approximately 2.7 million shares of its common stock in exchange for all the issued and outstanding ordinary shares of Brann. Brann is a leading provider of integrated targeted marketing services in the United Kingdom, and it offers a full range of creative, telemarketing and database services to over 70 large corporations, government agencies, and charitable organizations. Clients of Brann include Barclays Bank plc, Peugeot Motor Company Plc, Unilever plc, DHL Worldwide Express, Midland Bank, and The Salvation Army.

On March 19, 1997, the Company entered into a definitive agreement to acquire American List Corporation ("American List"). The Company expects to issue approximately 4.5 million shares of common stock in exchange for all of the issued and outstanding stock of American List. This acquisition is subject to the approval of American List stockholders and to customary regulatory approval. American List develops, maintains and markets one of the largest and most comprehensive databases of college, high school and pre-school through junior high school students in the United States. American List's database currently contains information on approximately 30 million individuals. American List rents database lists to direct marketers for use primarily in direct mail and telemarketing programs.



ITEM 2.  PROPERTIES

  The Company's corporate headquarters are located in Bethesda, Maryland in leased facilities consisting of approximately 68,800 square feet of office space, including 260 call stations. The term of the lease, as amended, expires in June 1997 with respect to substantially all of the space, with an option to renew for an additional five-year term. The Company is currently negotiating new lease arrangements, and based on current market conditions, believes that it will be able to re-lease its existing headquarters office space upon substantially the same terms and conditions as the existing lease. The Company also leases approximately 35,400 square feet of office space in Rockville, Maryland, and this location includes 329 call stations.

  The Company also leases the facilities for its field sales offices. The leases for the Company's field sales offices generally have terms ranging from a month-to-month basis to two years and generally have renewal options.

  The Company believes that its current facilities are adequate for its current operations.

ITEM 3.  LEGAL PROCEEDINGS

  From time to time, the Company is involved in litigation incidental to its business. In the opinion of the Company, no pending or threatened litigation of which the Company is aware has had or is expected to have a material adverse effect on the Company's results of operations, financial condition, or liquidity.




ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

  No matters were submitted to a vote of security holders during the quarter ended December 31, 1996.


                                    PART II


ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

  On September 30, 1996 the Company completed the initial public offering of its common stock, par value $.001 per share (the "Common Stock") at an initial public offering price of $17.00 per share. The Company's Common Stock trades on the New York Stock Exchange ("NYSE") under the symbol SNC. The following table sets forth, for the period indicated, the high and low closing sales prices per share as reported on the NYSE.

                                                   High             Low
                                                   ----             ---
         Fourth Quarter 1996                       $29 1/8          $19 1/2

  The closing sales price for the Company's Common Stock on March 7, 1997 was $ 26.625, and there were approximately 1,500 beneficial owners of the Company's Common Stock as of that date.

  The Company currently intends to retain future earnings to finance its growth and development and therefore, does not anticipate paying any cash dividends in the foreseeable future. Payment of any future dividends will depend upon the future earnings and capital requirements of the Company and other factors which the Board of Directors considers appropriate.

ITEM 6. SELECTED FINANCIAL DATA

  The following table sets forth selected financial data as of and for each of the years in the five-year period ended December 31, 1996. The table also sets forth unaudited pro forma income statement data for each of the five years ended December 31, 1996, which gives pro forma effect to Federal and state income taxes as if all operations of the Company were subject to such taxes for all periods presented. The historical income statement data and balance sheet data for and as of each of the years in the four-year period ended December 31, 1996 are derived from the audited Consolidated Financial Statements of the Company. The income statement and balance sheet data for and as of the year ended December 31, 1992 are derived from unaudited Consolidated Financial Statements of the Company and in the opinion of Management include all adjustments, consisting of normal and recurring adjustments, which are necessary to present fairly the results of operations and financial position of the Company for the year ended and as of December 31, 1992. The following selected financial data should be read in conjunction with Management's Discussion and Analysis of Financial Condition and Results of Operations and the Consolidated Financial Statements and notes thereto included elsewhere in this Form 10-K.

                                                        For the Years Ended December 31,
                                                    (in thousands, except per share amounts)
                                         -------------------------------------------------------------------
 Income Statement Data (a)                       1992          1993         1994         1995        1996
                                                 ----          ----         ----         ----        ----
                                            (unaudited)
 Revenues                                      $4,056        $9,043      $11,740      $42,892     $82,840
 Income before extraordinary item                 230           263        1,390        3,433       8,192
 Extraordinary item (b)                            --            --           -            --      (1,215)
 Net income                                      $230          $263       $1,390       $3,433      $6,977
                                                =====         =====        =====        =====       =====
 Unaudited:
 Pro forma provision for income taxes (c)          91           110          583        1,261       3,719
 Pro forma income before extraordinary
   item (c)                                       139           168          892        1,927       5,684
 Pro forma net income (c)                        $139          $168         $892       $1,927      $4,469
                                                =====         =====        =====        =====       =====
 Pro forma income before extraordinary
   item per share (d)                           $0.00         $0.01        $0.03        $0.07       $0.18
                                                =====         =====        =====        =====       =====
 Pro forma net income per share (d)             $0.00         $0.01        $0.03        $0.07       $0.15
                                                =====         =====        =====        =====       =====
 Shares used in computing pro forma
   per share amounts (d)                       29,458        29,458       29,458       29,458      30,750

                                                             As of December 31,
                                                               (in thousands)
                                  --------------------------------------------------------------------
 Balance Sheet Data (a)                  1992          1993         1994         1995        1996
                                         ----          ----         ----         ----        ----
                                     (unaudited)
 Total assets                          $1,402        $2,320       $3,673      $13,027     $66,116
 Long-term debt                         3,234         2,638        2,057        5,460       1,602
 Equity (deficit)                      (3,422)       (3,235)      (1,866)      (1,050)     46,937

(a) Prior to the consummation on September 24, 1996, of a reorganization (the "Reorganization") in which the Company acquired all of the limited partnership interests in Snyder Communications, L.P. (the "Partnership") and all of the issued and outstanding stock of the corporate general partner, Snyder Marketing Services, Inc. ("SMS"), the operations of the Company were conducted through the Partnership. The Partnership was owned 63.85 percent by SMS and 36.15 percent by the limited partners. The Reorganization resulted in the stockholders of SMS exchanging 100 percent of their SMS stock for stock of the Company simultaneously with the limited partners exchanging their limited partner interests in the Partnership for common stock of the Company. After the Reorganization, the Company owns 100 percent of the stock of SMS and, directly and indirectly through its ownership of SMS, 100 percent of the interests of the Partnership. Because of the continuity of ownership, the Reorganization was accounted for by combining the assets, liabilities, and operations of SMS, the Partnership, and the Company at their historical cost basis. Accordingly, for the periods prior to the Reorganization, the income statement and balance sheet data include a combination of the accounts of SMS and the Partnership.

(b) An extraordinary item was recorded in conjunction with the early redemption of the subordinated debentures due to related parties. The extraordinary item is net of tax and consists of prepayment penalties and the write-off of unamortized discount and debt issuance costs.

(c) Prior to the Reorganization, the Company's principal operations were not subject to Federal or state corporate income taxes. The pro forma provision for income taxes is calculated, using a combined Federal and state tax rate of 39.55%, as if the Company had been a taxable C corporation for each of the periods presented. The pro forma provision for income taxes is the only adjustment to historical income before taxes and extraordinary item in the calculation of pro forma income before extraordinary item and pro forma net income.

(d) The shares used in computing pro forma net income per share before extraordinary item and pro forma net income per share assume that the Reorganization had occurred at the beginning of each of the periods presented and reflect the issuance of additional shares as a result of the initial public offering and the exercise of stock options.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

  The following discussion of the Company's historical results of operations and of its liquidity and capital resources should be read in conjunction with the Selected Financial Data of the Company and the Consolidated Financial Statements of the Company and related notes thereto included elsewhere in this Form 10-K.

OVERVIEW

  The Company's revenues increased significantly to $82.8 million in 1996 from $42.9 million in 1995, primarily from the continued expansion of the volume of services provided in the Company's Direct Sales division. In the latter part of 1994, the Company entered into a contract with AT&T Communications, Inc. ("AT&T") to sell telecommunications services to residential customers using direct sales. The scope of the services provided to AT&T by the Company increased in 1995 and again in 1996. In 1996, the Company continued to add staff to its field and teleservices sales forces, including field sales supervisors and senior executives, to improve the quality of its sales force, training programs and support systems in order to support the anticipated continued expansion of services to existing clients and to introduce services for new clients. Through 1996, the targeted marketing services provided to AT&T by the Company were limited to assisting AT&T in increasing its market share in the consumer long-distance markets. In January 1997, the Company entered into a two-year contract to provide "turn-key" marketing services to AT&T to acquire new business customers for AT&T. Beginning in 1997, the Company will assist AT&T in signing up small and medium-sized business customers to its long distance, Intralata (long distance service within one area code), toll-free and calling card services.

  Concurrently with entering into the new contract with AT&T, the Company terminated its existing contract with MCI, under which it provided marketing and sales services to MCI targeting small business customers. Although the Company initially expects revenues from the start-up phase of the new AT&T contract to be less than those from the MCI contract, the termination of the contract with MCI is not expected to have a material impact on the Company, because the Company has completed recent acquisitions as discussed below in "Recent Acquisitions", and the Company has entered into additional contracts with other clients, including the new contract with AT&T to provide services similar to those previously provided to MCI. However, the actual revenues and profitability of the Company are dependent upon a number of circumstances which may not be accurately predicted.

  During 1996, the Company expanded the clients to which it provides direct sales marketing programs and the industries in which its clients operate. In the third quarter of 1996, the Company entered into contracts with Lucent Technologies, BCS to market and sell certain Lucent telecommunications equipment, DHL Airways, Inc. to market and sell overnight package delivery services and Echostar Communications Corporation to market and sell satellite broadcast services. Also in the third quarter of 1996, the Company entered into two contracts with Foundation Health, a California health plan, to market and sell memberships in certain managed health care plans to residential customers in designated areas. The Company does not anticipate that these new contracts or any of its other new contracts will begin to produce significant revenues until late 1997. The Company added 329 call stations in December 1996 that are equipped with state-of-the-art systems capable of handling both inbound and outbound calls.

  The Marketing Services division introduced a new Healthy Child WallBoard(R) information display in November 1996. This new pediatric marketing program is designed to reach more than half of the pediatricians in the United States, and the Healthy Child WallBoard(R) information display will be placed in approximately 4,000 locations. Initial sponsors for this new pediatric marketing program include General Mills, Hoechst Marion Roussel, Hinkley and Schmidt, and the Quaker Oats Company. A new Healthy Child sample pack was also introduced in January 1997 that will be distributed in the offices of pediatricians throughout the United States.


RESULTS OF OPERATIONS

  In the Direct Sales division, revenues from field sales and teleservices, are based on both the number of accepted customers and the type of services sold. The Company typically receives a fixed dollar amount per customer. Revenues related to such sales are recognized on the date that the application for service is accepted by the Company's clients. In the Marketing Services division, the Company is paid by sponsors of its WallBoard(R) information displays and sample packs in installments, generally quarterly or semi-annually, over the term of the contract under which services are rendered, which is generally one year or less. AT&T accounted for 14%, 59% and 61% of the Company's revenues in 1994, 1995 and 1996, respectively, and MCI accounted for 7% and 22% of the Company's revenues in 1995 and 1996, respectively. In 1997 the Company acquired MMD in a merger transaction in which MMD became a wholly owned subsidiary of the Company. (See "Recent Acquisitions" below.) If MMD had been a wholly owned subsidiary of the Company in 1996, MMD's clients would have accounted for 31% of the Company's total revenues, and AT&T and MCI would have accounted for 42% and 15%, respectively, of the Company's total revenues.

  Cost of services consists of all costs specifically associated with client programs, such as salary, commissions and benefits paid to personnel, including senior executive officers associated with specific contracts, supplies, payments to third-party vendors and systems and other support facilities specifically associated with client programs.

  Selling, general and administrative expense is primarily comprised of costs associated with the Company's centralized staff functions, such as financial, accounting, human resources and personnel costs of senior executive officers not specifically associated with any single contract.

  The following sets forth, for the periods indicated, certain components of the Company's income statement data, including such data as a percentage of revenues.


                                                                 YEARS ENDED DECEMBER 31,
                                                                  (DOLLARS IN THOUSANDS)
                                      ------------------------------------------------------------------------------------------
                                                  1994                           1995                              1996
                                      ---------------------------      -------------------------        ------------------------
 Revenues                             $11,740              100.0%      $ 42,892           100.0%        $  82,840         100.0%
 Operating expenses:
     Cost of services                   6,464               55.1         27,480            64.1            56,793          68.6
     Selling, general and
       administrative expenses          3,525               30.0          7,214            16.8            16,432          19.8
 Compensation to SMS
   stockholders                            --                 --          4,424            10.3                --            --
                                      -------              ------      --------           ------        ---------         ------
 Income from operations                 1,751               14.9          3,774             8.8             9,615          11.6
 Interest expense                        (296)              (2.5)          (784)           (1.8)           (1,024)         (1.2)
 Interest income                           20                0.2            198             0.5               812           0.9
                                      -------              ------      --------           ------        ---------         ------
 Income before taxes and
  extraordinary item                    1,475               12.6          3,188             7.4             9,403          11.4
 Income tax provision (benefit)            85                0.7           (245)           (0.6)            1,211           1.5
                                      -------              ------      --------           ------        ---------         ------
 Income before extraordinary
  item                                  1,390               11.8          3,433             8.0             8,192           9.9
 Extraordinary item                        --                 --             --              --            (1,215)         (1.5)
                                      -------              ------      --------           ------        ---------         ------
 Net income                           $ 1,390               11.8%      $  3,433             8.0%        $   6,977           8.4%
                                      =======              ======      ========           ======        =========         ======
 Pro forma income data
   (unaudited):
 Historical income before taxes
    and extraordinary item            $ 1,475               12.6       $  3,188             7.4         $   9,403          11.4
 Pro forma provision for
   income taxes                          (583)              (5.0)        (1,261)           (2.9)           (3,719)         (4.5)
                                      -------                          --------                         ---------
 Pro forma income before
   extraordinary item                     892                7.6          1,927             4.5             5,684           6.9
 Extraordinary item                        --                                --                            (1,215)         (1.5)
                                      -------                          --------                         ---------
 Pro forma net income                 $   892                7.6%      $  1,927             4.5%        $   4,469           5.4%
                                      =======                          ========                         =========

1996 Compared to 1995

  Revenues. Revenues increased $39.9 million, or 93.1%, from $42.9 million in 1995 to $82.8 million in 1996. Substantially all of the increase in revenues is due to increased sales volumes in the Direct Sales division. Revenue growth from field sales accounted for approximately $29.5 million of the increase.
The increase in revenues and sales volumes corresponds with the increase during 1995 and 1996 in the number of sales offices, the number of field sales personnel, and the number of teleservices representatives.

  Cost of Services. Cost of services increased $29.3 million from $27.5 million in 1995 to $56.8 million in 1996. Cost of services, as a percentage of revenues, increased from 64.1% to 68.6%. This increase in the cost of services as a percentage of revenues resulted primarily from personnel related expenses incurred to build and expand upon the existing infrastructure to support the continued growth of the Company's Direct Sales division.

  Selling, General and Administrative Expenses. Selling, general and administrative expenses increased $9.2 million from $7.2 million in 1995 to $16.4 million in 1996. Selling, general and administrative expense, as a percentage of revenues, increased from 16.8% in 1995 to 19.8% in 1996. The increase in selling, general and administrative expenses is due primarily to additional personnel and corporate expenses incurred to support the Company's growth. The increase in payroll and payroll related expenses accounted for 61% of the total increase in selling, general and administrative expenses.

  Interest Expense. Interest expense on the Company's subordinated debentures (the "Debentures") was $0.8 million in 1995 and $1.0 million in 1996. In Debentures for eight months from the time of issuance in May 1995 through December 1995. In 1996, the Company incurred interest expense on the Debentures for ten months from January 1996 until repayment in October 1996.

  Extraordinary Item. In October 1996, the Company redeemed in full the Debentures due to limited partners and recorded an extraordinary loss of $1.2 million, net of income taxes. The extraordinary loss consists of prepayment penalties and the write-off of unamortized discount and debt issuance costs.

  Pro Forma Net Income. Pro forma net income increased $2.5 million from $1.9 million in 1995 to $4.5 million in 1996. The increase in pro forma net income was due to the growth of the Company and the non-recurring compensation to SMS stockholders of $4.4 million that occurred in 1995, offset by the extraordinary item of $1.2 million in 1996. For the period from January 1, 1996 until the Reorganization on September 24, 1996, the Company had elected to be treated for Federal and certain state income tax purposes as an S corporation, and therefore, the stockholders of the Company were taxed on their proportionate share of the Company's taxable income, and the Company did not have an obligation to pay income taxes. Pro forma net income includes a provision for Federal and state income taxes as if the Company had been a C corporation for all periods presented.

1995 Compared to 1994

  Revenues. Revenues increased $31.2 million, or 265.3%, from $11.7 million in 1994 to $42.9 million in 1995. Marketing programs in the Direct Sales division accounted for the majority of the increase in revenues with approximately 80% of the increase due to the increase in volume of field sales and approximately 3% of the increase due to the increase in volume of teleservices sales. Approximately 17% of the increase in revenues was attributable to marketing programs in the Marketing Services division, mainly an increase in revenues in the sample pack programs.

  Cost of Services. Cost of services increased $21.0 million from $6.5 million in 1994 to $27.5 million in 1995. Cost of services, as a percentage of revenues, increased from 55.1% in 1994 to 64.1% in 1995 primarily reflecting increased staffing in the Direct Sales division to support the significant growth and potential future growth in that division.

  Selling, General and Administrative Expenses. Selling, general and administrative expenses increased $3.7 million, from $3.5 million in 1994 to $7.2 million in 1995 due primarily to additional administrative personnel and related corporate expenses associated with the Company's growth. Selling, general and administrative expenses, as a percentage of revenues, decreased from 30.0% in 1994 to 16.8% in 1995, reflecting a moderately increased corporate overhead expense being spread over a much larger base of revenues.

  Compensation to SMS Stockholders. Prior to the Reorganization, the Company's operations were conducted by the Partnership. SMS, the general partner of the Partnership, paid compensation to certain officers and employees of the Partnership for services performed for SMS. The compensation from SMS was in addition to the compensation that these individuals received from the Partnership. These individuals were stockholders in both the Partnership and SMS. In conjunction with the Reorganization, no such compensation was paid to these individuals in 1996 nor is any such compensation expected to be paid in the future.

  Interest Expense. Interest expense increased from $0.3 million in 1994 to $0.8 million in 1995 due to interest expense related to the Debentures which were issued in May 1995.

  Pro Forma Net Income. Pro forma net income increased $1.0 million from $0.9 million in 1994 to $1.9 million in 1995. The increase in pro forma net income that was attributed to the significant growth in revenues and the controlled overhead expenditures was offset by the non-recurring compensation to SMS stockholders resulting in a $1.0 million increase in pro forma net income.

LIQUIDITY AND CAPITAL RESOURCES

  At December 31, 1996, the Company has $50.4 million in cash and equivalents. Cash and equivalents increased $46.5 million during the year ended December 31, 1996, due primarily to the $37.3 million provided by financing activities and the $13.3 million provided by operating activities. The cash flow from financing activities was provided by the $59.2 million in net proceeds from the initial public offering of common stock and $0.9 million in net borrowings under a line of credit offset by $15.9 million in distributions to the SMS stockholders and limited partners and $6.9 million paid to retire the Debentures in full. The distributions to the SMS stockholders and limited partners were made prior to the Reorganization and represented a return on their respective investments and enabled them to pay their respective income tax liabilities. The SMS stockholders and limited partners were liable for the income tax payable with respect to the Company's operations for periods through the date of the Reorganization. The Debentures had an effective interest rate of 17 percent and an original maturity date of December 31, 2001.

  The Company's operations have provided positive cash flows in each of the three years ended December 31, 1996. The cash flows provided by operations have increased in each of the three years ended December 31, 1996 consistent with the increase in revenues. The Company used $4.0 million for the purchase of personal property and equipment to expand its infrastructure to handle its increased operations in the Direct Sales division.

  The Company experienced significant growth during 1996 and expects to continue to grow through both internal expansion and complementary acquisitions. The Company expects that it will commit up to approximately $7.5 million for capital expenditures during 1997 primarily for the expansion of its facilities and the upgrading of its systems. The Company believes that the proceeds from the initial public offering and cash provided by operations will be sufficient to fund the Company's current operations and planned capital expenditures. Acquisitions will initially be financed using the Company's excess cash and equivalents, but depending on the amount necessary to complete an acquisition, additional funding may be required.

RECENT ACQUISITIONS

  On January 6, 1997, the Company acquired MMD in a merger transaction in which MMD became a wholly owned subsidiary of the Company. In the merger, 966 shares of MMD common stock were converted into 1,354,500 shares of the Company's common stock. The merger has been accounted for as a pooling of interests for accounting and financial reporting purposes. The consideration received by the holders of MMD common stock in the merger and the other material terms of the transaction were determined through arms length negotiation between the Company and MMD.

  On January 17, 1997, the Company purchased all of the outstanding shares of Supermarket Communications Systems, Inc. ("SCS"). SCS provides marketing services through information centers located in over 7,000 targeted retail outlets. Upon consummation of the acquisition, SCS's name was changed to Good Neighbor Direct, Inc., and the information centers acquired will be operated by the Company through Good Neighbor. The purchase price of $4,050,000 was paid in cash and is subject to adjustment based upon certain procedures in the purchase agreement between the Company and Good Neighbor which will determine the actual number of information centers purchased. The Company does not expect the final purchase price to differ materially from the amount paid and expects the purchase price to be finalized by March 31, 1997. The assets acquired in the purchase include information centers with a net book value of approximately $460,000 and certain other prepaid assets with a book value of approximately $40,000.

PENDING ACQUISITIONS

   On March 19, 1997, the Company announced its plans to acquire Brann, a United Kingdom company, in a merger transaction in which Brann will become a wholly owned subsidiary of the Company. In the merger, the Company expects to issue approximately 2.7 million shares of its common stock in exchange for all of the Brann ordinary shares outstanding. The ratio of exchange is based on a five day average closing price of the Company's common stock. Each Brann stockholder will receive a pro-rata amount of the Company's common stock in proportion to their relative percentage ownership interest in Brann. The Company expects to complete this merger transaction on or shortly after March 24, 1997. The merger will be accounted for as a pooling of interests for accounting and financial reporting purposes. The Company expects this acquisition to increase its ability to provide targeted outsourced marketing services to leading companies operating in the United Kingdom.

  On March 19, 1997, the Company entered into a definitive agreement to acquire American List in a merger transaction in which American List will become a wholly owned subsidiary of the Company. Under the terms of the agreement, the Company will issue one share of common stock in exchange for each of the approximately 4.5 million shares of American List common stock outstanding if the average trading price of the Company's common stock prior to closing of the transaction is at least $32 per share with the exchange ratio increasing if the average trading price (as defined in the agreement) of the Company's common stock prior to closing is less than $32 per share. Each American List stockholder will receive a pro-rata amount of the Company's common stock in proportion to their relative percentage ownership in American List. This acquisition is subject to the approval of American List stockholders and to customary regulatory approval. Pending approval, the Company expects to complete this merger transaction in the second quarter of 1997. This merger will be accounted for as a pooling of interests for accounting and financial
reporting purposes.   American List is a targeted marketing resource, providing
clients with the ability to reach over 30 million students and young adults through its proprietary database.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA


                                                                              Page
                                                                              ----
Report of Independent Public Accountants                                        16

 Consolidated Balance Sheet as of December 31, 1995
  and 1996                                                                      17

Consolidated Statement of Income for the Years Ended December 31,
  1994, 1995 and 1996                                                           18

Consolidated Statement of Equity as of December 31, 1994,
  1995 and 1996                                                                 19

Consolidated Statement of Cash Flows for the Years Ending December 31, 1994,
  1995 and 1996                                                                 20

Notes to Consolidated Financial Statements                                      21

Schedule II                                                                     31

                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

To the Board of Directors of
Snyder Communications, Inc.:

  We have audited the accompanying consolidated balance sheet of Snyder Communications, Inc. and subsidiaries (as defined in Note 1) as of December 31, 1995 and 1996, and the related consolidated statements of income, equity, and cash flows for each of the three years in the period ended December 31, 1996. These financial statements are the responsibility of Snyder Communications, Inc.'s management. Our responsibility is to express an opinion on these financial statements based on our audits.

  We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

  In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Snyder Communications, Inc. and subsidiaries as of December 31, 1995 and 1996, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 1996 in conformity with generally accepted accounting principles.

  Our audits were made for the purpose of forming an opinion on the basic consolidated financial statements taken as a whole. Schedule II - Allowance for Doubtful Accounts is presented for purposes of complying with the Securities and Exchange Commission's rules and is not a part of the basic financial statements. This schedule, for the years ended December 31, 1994, 1995 and 1996, has been subjected to the auditing procedures applied in the audits of the basic consolidated financial statements and, in our opinion, fairly states in all material respects the financial data required to be set forth therein in relation to the basic consolidated financial statements taken as a whole.



                                                     ARTHUR ANDERSEN LLP
Washington, D.C.,
 February 6, 1997

                          SNYDER COMMUNICATIONS, INC.

                          CONSOLIDATED BALANCE SHEET


                                                                 DECEMBER 31,
                                                           -------------------------
                                                              1995          1996
                                                              ----          ----
ASSETS
Current assets:
    Cash and equivalents                                    $3,881,512   $50,405,868
    Accounts receivable, net of allowance for
       doubtful accounts of $100,000 and $150,000
       at December 31, 1995 and 1996, respectively           3,046,460     5,985,489
    Deferred tax asset                                          58,000       954,259
    Prepaid expenses and other assets                          124,837       213,274
                                                           -----------   -----------
         Total current assets                                7,110,809    57,558,890
Note and advances to stockholders                            2,770,426           --
Property and equipment, net                                  2,336,254     6,845,721
Deferred financing costs, net                                  496,001           --
Deposits and other assets                                      313,025     1,711,591
                                                           -----------   -----------
         Total assets                                      $13,026,515   $66,116,202
                                                           ===========   ===========

LIABILITIES AND EQUITY
Current liabilities:
    Current portion of notes payable and
       obligations under capital leases                       $204,047    $1,426,490
    Accrued payroll                                          2,854,630     5,103,505
    Accounts payable and accrued expenses                    3,348,051     6,789,647
    Unearned revenue                                         2,209,809     4,087,168
                                                           -----------   -----------
         Total current liabilities                           8,616,537    17,406,810
Subordinated debentures due to related parties               5,125,821            --
Deferred income taxes                                             --         170,817
Long-term debt and obligations under capital leases            334,418     1,601,511
                                                           -----------   -----------
         Total liabilities                                 $14,076,776   $19,179,138
Commitments and contingencies
Equity:
Preferred stock, $.001 par value per share,
   5,000,000 shares authorized, none
   issued and outstanding at December 31, 1995
   and December 31, 1996                                          --              --
Common stock, no stated par value, 3,000
   shares authorized, 2,000 shares issued
   and outstanding at December 31, 1995;
   $.001 par value, 120,000,000 shares
   authorized, 33,521,562 shares issued
   and outstanding at December 31, 1996                            500        33,522
Additional paid-in capital                                   1,359,703    45,494,771
Retained earnings (deficit)                                   (960,134)    1,408,771
Limited partners' deficit                                   (1,450,330)           --
                                                           -----------   -----------
      Total (deficit) equity                                (1,050,261)   46,937,064
                                                           -----------   -----------
      Total liabilities and equity                         $13,026,515   $66,116,202
                                                           ===========   ===========


 The accompanying notes are an integral part of this consolidated balance sheet.

                          SNYDER COMMUNICATIONS, INC.

                       CONSOLIDATED STATEMENT OF INCOME


                                                                      FOR THE YEARS ENDED DECEMBER 31,
                                                                   1994             1995              1996
                                                             ----------------------------------------------------
 Revenues                                                       $11,740,235     $42,891,561        $82,839,947
 Operating expenses:
     Cost of services                                             6,463,703      27,479,690         56,793,183
     Selling, general and administrative expenses                 3,525,363       7,214,074         16,431,992
     Compensation to SMS stockholders                                    --       4,423,868                 --
                                                                -----------    ------------      -------------
 Income from operations                                           1,751,169       3,773,929          9,614,772
 Interest expense-substantially all to related parties             (295,774)       (783,441)        (1,024,262)
 Interest income                                                     19,600         197,954            812,658
                                                                -----------    ------------      -------------
 Income before taxes and extraordinary item                       1,474,995       3,188,442          9,403,168
 Income tax provision (benefit)                                      85,000        (245,000)         1,210,760
                                                                -----------     -----------        -----------
 Income before extraordinary item                                 1,389,995       3,433,442          8,192,408
 Extraordinary item, less applicable income
     taxes of $805,874                                                   --              --         (1,215,405)
                                                                -----------    ------------      -------------
 Net income                                                      $1,389,995      $3,433,442         $6,977,003
                                                                ===========    ============      =============

 PRO FORMA INCOME DATA (UNAUDITED):
     Historical income before income taxes and
          extraordinary item as reported                         $1,474,995      $3,188,442         $9,403,168
     Pro forma provision for income taxes                           583,361       1,261,029          3,718,953
                                                                -----------    ------------      -------------
     Pro forma income before extraordinary item                     891,634       1,927,413          5,684,215
     Extraordinary item, less applicable income
          taxes of $805,874                                             --               --         (1,215,405)
                                                                -----------    ------------      -------------

     Pro forma net income                                          $891,634      $1,927,413         $4,468,810
                                                                ===========    ============      =============
          Pro forma income before extraordinary item per
              share                                                   $0.03           $0.07              $0.18
                                                                      =====           =====              =====
          Pro forma net income per share                              $0.03           $0.07              $0.15
                                                                      =====           =====              =====
          Shares used in computing pro forma per share amounts   29,458,400      29,458,400         30,750,315

          Pro forma fully diluted income before extraordinary
              item per share                                          $0.03           $0.07              $0.18
                                                                      =====           =====              =====
          Pro forma fully diluted net income per share                $0.03           $0.07              $0.15
                                                                      =====           =====              =====
          Shares used in computing pro forma fully diluted
              per share amounts                                  29,458,400      29,458,400         30,830,332


 The accompanying notes are an integral part of this consolidated statement of income.

                         SNYDER COMMUNICATIONS, INC.

                       CONSOLIDATED STATEMENT OF EQUITY


                                                                      ADDITIONAL     RETAINED         LIMITED
                                                           COMMON       PAID-IN      EARNINGS         PARTNERS'
                                                            STOCK       CAPITAL      (DEFICIT)        DEFICIT           TOTAL
                                                            -----       -------      ---------       ----------         -----
 Balance, December 31, 1993                                  $500      $138,342      $(693,823)     $(2,680,421)     $(3,235,402)
      Distributions to SMS stockholders                        --            --        (20,128)              --          (20,128)
      Net income                                               --            --        120,054        1,269,941        1,389,995
                                                          -------   -----------     ----------      -----------      -----------
 Balance, December 31, 1994                                   500       138,342       (593,897)      (1,410,480)      (1,865,535)

      Proceeds from sale of partnership
        interest, net of income taxes of $815,000              --     1,221,361             --           13,639        1,235,000
      Distributions to limited partners                        --            --             --       (3,853,168)      (3,853,168)
      Net income (loss)                                        --            --       (366,237)       3,799,679        3,433,442
                                                          -------   -----------     ----------      -----------      -----------
 Balance, December 31, 1995                                   500     1,359,703       (960,134)      (1,450,330)      (1,050,261)

      Distributions                                            --            --    (10,075,175)      (8,612,050)     (18,687,225)
      Proceeds from Initial Public Offering                 4,038    59,169,659             --               --       59,173,697
      Reorganization                                       28,959   (15,558,416)     7,630,431        7,899,026
      Exercise of stock options                                25       424,975             --               --          425,000
      Tax effect of option exercises                           --        98,850             --               --           98,850
      Net income                                               --            --      4,813,649        2,163,354        6,977,003
                                                          -------   -----------     ----------      -----------      -----------
 Balance, December 31, 1996                               $33,522   $45,494,771     $1,408,771      $        --      $46,937,064
                                                          =======   ===========     ==========      ===========      ===========


 The accompanying notes are an integral part of this consolidated statement of equity.

                          SNYDER COMMUNICATIONS, INC.

                     CONSOLIDATED STATEMENT OF CASH FLOWS


                                                                                        FOR THE YEARS ENDED
                                                                                             DECEMBER 31,
                                                                            ---------------------------------------------
                                                                                 1994           1995            1996
                                                                                 ----           ----            ----
CASH FLOWS FROM OPERATING ACTIVITIES:
    Net income                                                                  $1,389,995    $3,433,442     $6,977,003
    Adjustments to reconcile net income to
      net cash provided by operating activities:
         Depreciation and amortization                                             389,037       595,759      1,486,032
         Loss on repayment of subordinated debt                                        --          --         2,021,279
         Loss on disposal of assets                                                    --        152,490        298,942
         Deferred taxes                                                             83,000        60,000       (725,442)
    Changes in assets and liabilities:
         Accounts receivable                                                      (490,274)   (1,733,181)    (2,939,029)
         Deposits and other assets                                                 (38,601)     (242,624)    (1,398,566)
         Prepaid expenses and other assets                                         (50,164)      (62,061)       (88,437)
         Accrued payroll                                                           602,445     2,139,000      2,248,875
         Accounts payable and accrued expenses                                  (1,836,341)    2,889,000      3,540,446
         Unearned revenue                                                        1,394,163       886,670      1,877,359
                                                                              ------------   -----------    -----------
             Net cash provided by operating
               activities                                                        1,443,260     8,118,495     13,298,462
                                                                              ------------   -----------    -----------
CASH FLOWS FROM INVESTING ACTIVITIES:
    Purchases of property and equipment                                           (530,506)   (1,137,827)    (4,045,884)
    Note and net advances to stockholders                                           (5,657)   (2,764,769)           --
                                                                              ------------   -----------    -----------
             Net cash used in investing
               activities                                                         (536,163)   (3,902,596)    (4,045,884)
                                                                              ------------   -----------    -----------
CASH FLOWS FROM FINANCING ACTIVITIES:
    Repayment of long-term notes payable to limited
      partners and others                                                         (592,113)   (2,641,968)           --
    Proceeds from issuance of subordinated
      debentures due to related parties                                                --      5,000,000            --
    Proceeds from sale of partnership interest                                         --      2,050,000            --
    Tax effect of equity transaction                                                   --       (815,000)           --
    Debt issuance costs                                                                --       (557,000)           --
    Distributions to owners                                                        (20,128)   (3,853,168)   (15,962,225)
    Repayment of subordinated debentures                                               --            --      (6,900,000)
    Proceeds from line of credit borrowing                                             --            --       1,958,910
    Repayment of line of credit borrowing                                              --            --      (1,013,242)
    Payments on capital lease obligations                                          (49,060)     (114,228)      (410,362)
    Proceeds from exercise of options                                                  --            --         425,000
    Proceeds from Initial Public Offering                                              --            --      59,173,697
                                                                              ------------   -----------    -----------
             Net cash (used in) provided by
               financing activities                                               (661,301)     (931,364)    37,271,778
                                                                              ------------   -----------    -----------
NET INCREASE IN CASH AND EQUIVALENTS                                               245,796     3,284,535     46,524,356
CASH AND EQUIVALENTS, beginning of year                                            351,181       596,977      3,881,512
                                                                              ------------   -----------    -----------
CASH AND EQUIVALENTS, end of year                                                 $596,977    $3,881,512    $50,405,868
                                                                              ============   ===========    ===========
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
    Cash paid for interest                                                        $247,339      $529,108       $764,677
    Cash paid for income taxes                                                         --         $3,430     $1,352,043
SUPPLEMENTAL DISCLOSURE OF NONCASH ACTIVITIES:
    Equipment purchased under capital leases                                      $268,599      $433,154     $1,954,230
    Distribution of note receivable from stockholder
      to SMS stockholders                                                              --            --      $2,725,000


 The accompanying notes are an integral part of this consolidated statement of cash flows.

                          SNYDER COMMUNICATIONS, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.  ORGANIZATION, BASIS OF PRESENTATION AND BUSINESS:

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

  Snyder Communications, Inc., a Delaware corporation, was incorporated on June 25, 1996, to continue the business operations of the Partnership. Snyder Communications, Inc., in conjunction with all of the existing partners in the Partnership, reorganized on September 24, 1996 (the "Reorganization"), upon the effectiveness of the initial public offering of its common stock.

  Prior to the Reorganization, SMS owned 63.85 percent of the Partnership and the limited partners owned the remaining 36.15 percent. The Reorganization resulted in the stockholders of SMS exchanging 100 percent of their SMS stock for stock of Snyder Communications, Inc. simultaneously with the limited partners exchanging their limited partnership interests in the Partnership for common stock of Snyder Communications, Inc. After consummation of the Reorganization, Snyder Communications, Inc. owns 100 percent of the stock of SMS and, directly and indirectly (through its ownership of SMS), 100 percent of the interests in the Partnership. In connection with the Reorganization, 29,458,400 shares of common stock were issued to the stockholders of Snyder Communications, Inc.

  Because of the continuity of ownership, the Reorganization was accounted for by combining the assets, liabilities and operations of SMS, the Partnership and Snyder Communications, Inc., at their historical cost basis. Accordingly, the accompanying consolidated balance sheet as of December 31, 1995 and the consolidated financial statements for the years ended December 31, 1994 and 1995 include a combination of the accounts of SMS and the Partnership after elimination of all significant intercompany transactions. The accompanying consolidated financial statements as of and for the year ended December 31, 1996 include the consolidated accounts of Snyder Communications, Inc., SMS and the Partnership (the consolidated entity will be referred to herein as the "Company" or "Snyder Communications") after elimination of all significant intercompany transactions. Certain amounts previously presented have been reclassified to conform to the December 31, 1996 presentation.

  Snyder Communications provides outsourced marketing services. The Company designs and implements marketing programs for its customers utilizing field sales, teleservices, sponsored wallboards and product sampling. The Company's operations are conducted throughout the United States, and the Company plans to expand into the United Kingdom.

  There are important risks associated with the Company's business and financial results. These risks include (i) the Company's current reliance on two significant clients, which constituted 61% and 22% of its 1996 revenues, and on other major clients (see Note 3); (ii) the Company's ability to sustain and manage future growth; (iii) the Company's dependence on industry trends toward outsourcing of marketing services; (iv) the risks associated with the Company's contracts; and (v) the dependence of the Company's success on its executive officers and other key employees, in particular, its Chairman of the Board of Directors, Chief Executive Officer and President.

2.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

CASH AND EQUIVALENTS

  Cash and equivalents are comprised principally of amounts in operating accounts, money market investments, and other short-term instruments, stated at cost which approximates market value, with original maturities of three months or less.

DEFERRED FINANCING COSTS

  Deferred financing costs, which were incurred in connection with the issuance of the subordinated debentures (see Note 5), were charged to expense as additional interest expense over the life of the subordinated debentures using the interest method.

PROPERTY AND EQUIPMENT

  Property and equipment is stated at cost. The Company depreciates furniture, fixtures, and office and telephone equipment on a straight-line basis over three to seven years. Custom wood cases used to display wallboards are placed in locations targeted at specific advertising markets. The original cost of these cases is capitalized and depreciated over five years.

  When assets are retired or sold, the cost and related accumulated depreciation and amortization are removed from the accounts and any gain or loss is reflected in income.

REVENUE RECOGNITION

  DIRECT SALES -- The Company performs marketing of telecommunication and other services on behalf of its clients utilizing its field sales and teleservicing resources. These contracts provide for payments based on accepted customers and the type of service purchased by the customer. Revenues related to these sales are recognized on the date the application for service is accepted by the Company's clients. At this point, the Company has no further performance obligation related to the submitted customer and is contractually entitled to payment. Certain of the Company's contracts provide the client with the right to seek a return of previously paid commissions if the customers submitted by the Company do not meet certain defined characteristics and performance standards. These relate to the client's ability to successfully provide service to the customer, the bad debt experience of the customer base submitted by the Company, the achievement of targeted customer goals and certain minimum usage and life measures of the customer base. At the point of revenue recognition, an allowance is recorded by the Company based on an estimate for these returned commissions. The allowance is estimated based on the Company's historical experience and periodically reviewed by the Company and adjusted when necessary.

  WALLBOARD(R) REVENUE -- The Company contracts with clients to display sponsored information in mounted wall units at target market locations. WallBoard(R) revenue is recognized over the life of the contract as services are rendered which is generally one year or less. Unearned revenue is recorded for billings prior to the earning of such revenue.

  PRODUCT SAMPLING -- The Company contracts with clients to produce and distribute product samples, coupons and pieces of literature to target markets. Sampling revenue is recognized over the contract term of the sampling program as services are rendered which generally extends for one year.

INCOME TAXES

  The accompanying consolidated financial statements reflect no provision for Federal or state income taxes related to income earned by the Partnership prior to the Reorganization since each of the partners of the Partnership reflected their share of the Partnership's net income on their respective tax returns. Prior to January 1, 1996, SMS was taxed as a C corporation and, accordingly, a provision (benefit) for taxes of SMS is reflected in the accompanying statement of income for each of the two years in the period ended December 31, 1995. During this period, SMS accounted for income taxes in accordance with Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes." Effective January 1, 1996, SMS elected to be taxed as an S corporation under the Internal Revenue Code. In lieu of corporate taxes, the stockholders of an S corporation are taxed on their proportionate share of the Company's taxable income.

  Effective with the Reorganization, the Company is treated as a C corporation for Federal and state income tax purposes. At the date of the Reorganization, the Company recognized a net deferred tax asset and an associated tax benefit equal to the cumulative net deductible temporary differences existing at that date. The income tax provision recorded for the year ended December 31, 1996 includes a provision for income taxes for the period from September 24, 1996, the date of the Reorganization, through December 31, 1996, offset by the net deductible temporary differences existing at the date of the Reorganization.

PRO FORMA NET INCOME PER SHARE

  Pro forma net income includes a provision for Federal and state income taxes as if the Company had been a taxable C corporation for all periods presented. The shares used in computing pro forma net income per share assume that the Reorganization had occurred at the beginning of each of the periods presented and, for 1996 reflect the issuance of additional shares as a result of the initial public offering and the exercise of stock options.

ACCOUNTING FOR STOCK OPTIONS

  The Company accounts for its stock-based compensation plan using the intrinsic value based method in accordance with the provisions of APB Opinion No. 25, "Accounting for Stock Issued to Employees." Pro forma disclosure of net income and earnings per share, calculated as if the Company accounted for its stock-based compensation plan using the fair value based method in accordance with the provisions of Statement of Financial Accounting Standards No. 123 ("SFAS 123"), is included in Note 9.

ESTIMATES AND ASSUMPTIONS

  The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. The Company's most significant estimates relate to certain of its contracts to provide outsourced marketing services. The terms of these contracts provide that the Company's clients may seek a return of previously paid commissions if certain defined characteristics or performance standards are not met. The Company has recorded an allowance in the accompanying financial statements in an amount which it considers sufficient to satisfy any claims which might be made pursuant to these provisions.

CONCENTRATION OF CREDIT RISK

  Concentration of credit risk is limited to trade accounts receivable and is subject to the financial conditions of certain major clients as described in
Note 3. The Company's receivables are concentrated with customers in the telecommunications industry. The Company does not require collateral or other security to support clients' receivables.

3.  SIGNIFICANT CLIENTS:

  The Company had one client which represented 14%, 59% and 61% of the Company's total revenues for the years ended December 31, 1994, 1995 and 1996, respectively. The loss of this client would have a material adverse effect on the Company's business. The Company's principal contract with this client extends through December 1997. In January 1997 the Company entered into another two-year contract with this client to provide additional services. The Company had a second client which accounted for 22% of its revenues for the year ended December 31, 1996. Effective January 1997 the Company is no longer doing business with this client. The termination of the contract with this client is not expected to have a material impact on the Company, because the Company has completed recent acquisitions as discussed in Note 14, and has entered into additional contracts with other clients, including a contract with its largest client to provide services similar to those previously provided to this client.

4.  PROPERTY AND EQUIPMENT:

   Property and equipment consists of the following.

                                                DECEMBER 31,
                                      --------------------------------
                                             1995            1996
                                             ----            ----
WallBoards(R)                             $1,829,398      $1,790,566
Office and telephone equipment             1,415,795       5,778,719
Furniture and fixtures                       166,919         424,666
Leasehold improvements                       166,614         801,669
                                             -------         -------
                                           3,578,726       8,795,620
Accumulated depreciation                  (1,242,472)     (1,949,899)
                                          ----------      ----------
                                          $2,336,254      $6,845,721
                                          ==========      ==========

5.  DEBT:

LINE OF CREDIT

  The Company obtained a $2.5 million line of credit in September 1996. The line of credit has a variable rate of interest with borrowings payable on an amortizing basis to September 1999, the date the line expires. At December 31, 1996, $945,668 was outstanding, and the interest rate was 6.75%. The weighted average interest for the period ended December 31, 1996 was 6.71%.

SUBORDINATED DEBENTURES

  On October 28, 1996 the Company used approximately $7.0 million of cash to redeem in full the subordinated debentures ("the Debentures") due to related parties. The Debentures were originally issued on May 18, 1995, with a face amount of $6.0 million. Cash proceeds of $5.0 million were received upon issuance of the Debentures. The difference between the cash proceeds received and the face amount of the Debentures was accounted for as an original issue discount. The Debentures had a stated interest rate of 12.25 percent (effective interest rate to maturity of approximately 17 percent) and an original maturity date of December 31, 2001. The Debentures were classified as long term at December 31, 1995, because the Company did not have the intent to repay them at that date. The $7.0 million payment consisted of the face amount of the Debentures, a prepayment penalty and accrued interest. A nonrecurring charge of $1.2 million, net of a $805,874 tax benefit, was recorded at December 31, 1996 as an extraordinary loss related to this early debt extinguishment. The nonrecurring charge consists of prepayment penalties, and the write-off of unamoritized discount and debt issuance costs.

NOTES PAYABLE

  Concurrent with the formation of the Partnership, the Original Limited Partner loaned the Partnership $350,000 as evidenced by a promissory note. On May 10, 1989, the Partnership entered into another promissory note agreement with the Original Limited Partner to repay the principal amount of advances previously made by the Original Limited Partner to the Partnership. Effective January 1, 1993, all prior notes payable and the related accrued interest to the Original Limited Partner were combined into one note totaling $3,252,781. This note bore interest of eight percent per annum. This note was paid in full in May 1995 with a portion of the proceeds from the Debentures.

6.  INCOME TAXES:

  Prior to January 1, 1996, SMS was taxed as a C corporation for Federal and state corporate income tax purposes. Effective January 1, 1996, SMS elected to be taxed as an S corporation and accordingly, SMS's income was taxable to its stockholders.

  The Company's income tax provision (benefit) for the periods when it operated as a C corporation, the years ended December 31, 1994 and 1995 and for the period from the date of Reorganization to December 31, 1996 includes the following components. At the date of the Reorganization, a net deferred tax asset was recorded with an associated credit to the provision for income taxes.


                                                     1994          1995            1996
                                                     ----          ----            ----
Current                          Federal           $2,000     $ 433,500      $1,590,176
                                 State                 --        76,500         404,026
                                                   ------        ------         -------
                                                    2,000       510,000       1,994,202

Deferred                         Federal           83,000        51,000        (668,618)
                                 State                 --         9,000        (114,824)
                                                   ------        ------         -------
                                                   83,000        60,000        (783,442)

Tax effect of equity transaction                       --      (815,000)            --
                                                   ------     ---------         -------

 Income tax provision (benefit)                   $85,000     $(245,000)     $1,210,760
                                                   ======     =========       =========

  The provision for taxes on income before extraordinary item differs from the amount computed by applying the U.S. Federal statutory tax rate as a result of the following.


                                                         YEARS ENDED DECEMBER 31,
                                                         -----------------------
                                                     1994          1995            1996
                                                     ----          ----            ----
Taxes at statutory U.S. Federal
     income tax rate
                                                      35.00%       35.00%          35.00%
Income taxed directly to limited
     partners                                        (30.17)      (41.71)         (20.73)
State income taxes (benefit), net
     of Federal tax benefit                             .93         (.97)           2.01
Tax effect of Reorganization                                                       (6.86)
Other                                                                               3.46
                                                       -----      -------          ------
Effective tax rate                                     5.76%      (7.68)%          12.88%
                                                       =====      =======          ======

  Deferred income taxes are recorded based upon differences between financial statement and tax bases of assets and liabilities. There was no valuation allowance relating to the deferred tax assets. As of December 31, 1995 and 1996, the net deferred tax asset consisted of the following.


                                                        1995                          1996
                                                        ----                          ----
Accrued expenses and other                             $51,106                      $791,667
  liabilities
Vacation and severance accruals                         32,907                       120,010
Allowance for doubtful accounts                         40,000                        42,582
Other                                                   17,751                           --
                                                        ------                       -------
Gross deferred tax assets                              141,764                       954,259

Property and equipment                                 (83,764)                     (170,817)
                                                      --------                     ---------
Gross deferred tax liabilities                         (83,764)                     (170,817)
                                                      --------                     ---------

Net deferred tax asset                                 $58,000                      $783,442
                                                       =======                      ========



7.  LEASES:

  The Company leases certain facilities, office equipment and other assets. The following is a schedule of future minimum lease payments for capital leases and for operating leases (with initial or remaining terms in excess of one year at December 31, 1996).

                                                         CAPITAL              OPERATING
YEAR ENDING DECEMBER 31,                                  LEASES                 LEASES
------------------------                                  ------                 ------
1997                                                    $975,789             $2,579,859
1998                                                     878,571              2,184,708
1999                                                     499,529              1,994,415
2000                                                      80,590              1,599,861
2001                                                         --               1,422,468
Thereafter                                                   --                 589,981
                                                       ---------            -----------
     Total minimum lease payments                      2,434,479            $10,371,292
                                                       ---------            -----------
Less-Amount representing interest                       (352,146)
                                                       ---------
     Total obligation under capital leases             2,082,333
Less-Current portion                                    (773,520)
                                                       ---------
Long-term portion                                     $1,308,813
                                                      ==========

  Property and equipment, net on the balance sheet includes $538,798 and $2,054,335 for equipment purchased under capital leases as of December 31, 1995 and 1996, respectively.

  Rental expense for all operating leases was approximately $434,000, $1,201,000, and $1,698,427 for the years ended December 31, 1994, 1995 and
1996, respectively.

8.  CAPITAL STOCK:

   On September 30, 1996, the Company completed the initial public offering of 8,970,000 shares of its common stock, par value $0.001 per share (the "Common Stock") at an offering price of $17.00 per share. The offering included 4,038,162 newly issued shares of Common Stock sold by the Company and 4,931,838 previously outstanding shares of Common Stock sold by selling stockholders.
The Company received net proceeds of $59.2 million from the offering (after deducting the costs associated with the offering). The Company did not receive any proceeds from the sale of shares of Common Stock in the offering by the selling stockholders.

  In May 1995, SMS sold a 6.15 percent interest in the Partnership for $2,050,000 in cash proceeds. These proceeds are reflected (net of associated income taxes of $815,000 and SMS's basis in the equity interest) as a contribution to additional paid-in capital in the accompanying financial statements.

9. STOCK INCENTIVE PLAN:

  In September 1996, the Company adopted the 1996 Stock Incentive Plan (the "Stock Option Plan"). The Stock Option Plan authorizes the Company to grant incentive stock options, non-qualified stock options, restricted stock awards and stock appreciation rights ("SARs"). Subject to adjustment, the aggregate number of shares of Common Stock which may be issued under the Stock Option Plan upon exercise of options, SARs or in the form of restricted stock may not exceed five million shares.

  The exercise price of options granted under the Stock Option Plan may not be less than 100 percent (110 percent in the case of an optionee who is a 10 percent stockholder) of the fair market value per share of Common Stock on the date of the option grant. The vesting and other provisions of the options are determined by the Company's Board of Directors. All options granted as of December 31, 1996 vest on or before the fourth anniversary of the date of grant and expire on or before the tenth anniversary of the date of grant.

  A summary of the activity within the Stock Option Plan for the year ended December 31, 1996 is as follows.

                                             Shares       Weighted Average
                                          Outstanding      Exercise Price
                                          -----------     ----------------
  Beginning of year                            --                  --
    Granted                                4,237,000             $17.29
    Exercised                                (25,000)             17.00
    Forfeited                               (250,000)             17.23
    Expired                                    --                  --
                                           ---------             ------
  End of year                              3,962,000             $17.29

  Exercisable at end of year                 275,000             $17.00

  Weighted average fair value of options granted  $37,498,732

  Of the 3,962,000 options outstanding as of December 31, 1996, 3,767,500 options have an exercise price of $17.00 and a weighted average remaining contractual life of 9.69 years. All 275,000 options exercisable at December 31, 1996 have an exercise price of $17.00. The remaining 194,500 options have exercise prices between $19.375 and $27, with a weighted average exercise price of $22.972 and a weighted average remaining contractual life of 9.93 years.

  The fair value of each option grant is estimated on the date of grant using a Black-Scholes option pricing model with the following weighted average assumptions used for grants in 1996: risk-free interest rate of 6.2 percent, expected dividend yield of zero, expected life of 5 years, and expected volatility of 50 percent.

  If the Company had recorded compensation expense using the fair value based method prescribed by SFAS 123, the Company's pro forma net income and pro forma net income per share amounts would have been reduced to the following as adjusted amounts.

  Pro forma net income:       As reported          $4,468,810
                              As adjusted          (2,426,344)

  Pro forma net
    income per share:         As reported               $0.15
                              As adjusted               (0.08)

  Pro forma fully diluted
    net income per share:     As reported               $0.15
                              As adjusted               (0.08)

10. RELATED PARTIES:

  The Company's headquarters office space is leased from a third party, in which one of the former limited partners has an ownership interest. Rent paid under this lease was $355,483, $771,855, and $ 1,125,542 in 1994, 1995 and
1996, respectively.

  During 1995, the Company advanced $2,725,000 to a stockholder of SMS as evidenced by a promissory note. The note was non-interest bearing and secured by SMS stock. This note was distributed to the SMS stockholders, pro rata, on June 30, 1996.

  The Company produces a WallBoard(R) for which a publication beneficially owned by the Original Limited Partner is one of the sponsors. Such publication participates as a sponsor in exchange for the use by the Company of its editorial information. Because it is not practicable to estimate the benefit received by or provided to the Company and the Original Limited Partner, no accounting recognition has been provided for this transaction in the accompanying consolidated financial statements.

11.  COMPENSATION TO SMS STOCKHOLDERS:

  Prior to the Reorganization, the Company's operations were conducted by the Partnership. SMS, the general partner of the Partnership, paid compensation to certain officers and employees of the Partnership for services performed for SMS. The compensation from SMS was in addition to the compensation that these individuals received from the Partnership. Following consummation of the Reorganization, these individuals are not performing any comparable duties or responsibilities for SMS. No such compensation was paid by SMS to these individuals in 1996 nor is any such compensation expected to be paid in the future. Therefore, this non-recurring compensation is presented as a separate line item on the Consolidated Statement of Income for the year ended December 31, 1995.

12.  COMMITMENTS AND CONTINGENCIES:

  The Company is subject to lawsuits, investigations and claims arising out of the conduct of its business, including those related to commercial transactions, contracts, government regulation and employment matters. Certain claims, suits and complaints have been filed or are pending against the Company. In the opinion of management, all matters are without merit or are of such kind, or involve such amounts, as would not have a material effect on the financial position or results of operations of the Company if disposed of unfavorably.

13. SELECTED QUARTERLY FINANCIAL DATA (UNAUDITED, IN THOUSANDS EXCEPT PER SHARE DATA)

                                                      QUARTER ENDED 1995
                                 ---------------------------------------------------------------
                                   MARCH 31     JUNE 30  SEPTEMBER 30   DECEMBER 31      TOTAL
                                   --------     -------  ------------   -----------      -----
Revenues                             $6,127      $7,854       $11,937       $16,974    $42,892
Gross Profit                          2,304       2,630         4,414         6,064     15,412
Net Income (Loss)                       841         738         1,990          (136)     3,433

Pro Forma Net Income (Loss)             677         509         1,371          (630)     1,927
Pro Forma Net Income (Loss)           $0.02       $0.02         $0.05       $ (0.02)     $0.07
per Share

                                                          QUARTER ENDED 1996
                                  --------------------------------------------------------------
                                    MARCH 31     JUNE 30  SEPTEMBER 30   DECEMBER 31      TOTAL
                                    --------     -------  ------------   -----------      -----
Revenues                             $17,360     $17,501       $21,465       $26,514    $82,840
Gross Profit                           5,696       5,532         6,279         8,540     26,047
Income before Extraordinary Item       2,485       1,715         2,080         1,912      8,192
Net Income                             2,485       1,715         2,080           697      6,977

Pro Forma  Income before
   Extraordinary Item                  1,502       1,037           895         2,250      5,684
Pro Forma Net Income                   1,502       1,037           895         1,035      4,469
Pro Forma Income before
   Extraordinary Item per Share        $0.05       $0.04         $0.03         $0.07      $0.18
Pro Forma Net Income per Share         $0.05       $0.04         $0.03         $0.03      $0.15

     The total of pro forma income before extraordinary item per share for the four quarters in 1996 does not equal pro forma income before extraordinary item per share for the year ended December 31, 1996 due to rounding.

14.  SUBSEQUENT EVENTS - RECENT ACQUISITIONS:

  On January 6, 1997, the Company acquired MMD, Inc. ("MMD"), in a merger transaction in which MMD became a wholly owned subsidiary of the Company. In the merger, 966 shares of outstanding MMD common stock, no par value, were converted into 1,354,500 shares of the Company's Common Stock, $.001 par value. Each MMD stockholder received a pro-rata amount of the Company's Common Stock in proportion to their relative percentage ownership interest in MMD. The merger has been accounted for as a pooling of interests for accounting and financial reporting purposes.

  On January 17, 1997, the Company acquired Supermarket Communications Systems, Inc. ("SCS"). SCS provides marketing services through information centers located in over 7,000 targeted retail outlets. Upon consummation of the acquisition, SCS's name was changed to Good Neighbor Direct, Inc., and the information centers acquired will be operated by the Company through Good Neighbor. The purchase price of $4,050,000 was paid in cash and is subject to adjustment based upon certain procedures in the purchase agreement which will determine the actual number of information centers purchased. The Company does not expect the final purchase price to differ materially from the amount paid and expects the purchase price to be finalized by March 31, 1997. The assets acquired in the purchase include information centers with a net book value of approximately $460,000 and certain other assets with a book value of approximately $40,000.

15. SUBSEQUENT EVENTS - PENDING ACQUISITIONS (UNAUDITED):

  On March 19, 1997, the Company announced its plans to acquire Brann Holdings Limited ("Brann"), a United Kingdom company, in a merger transaction in which Brann will become a wholly owned subsidiary of the Company. In the merger, the Company expects to issue approximately 2.7 million shares of its Common Stock in exchange for all of the Brann ordinary shares outstanding. The ratio of exchange is based on a five day average closing price of the Company's Common Stock. Each Brann stockholder will receive a pro-rata amount of the Company's Common Stock in proportion to their relative percentage ownership interest in Brann. The Company expects to complete this transaction on or shortly after March 24, 1997. The merger will be accounted for as a pooling of interests for accounting and financial reporting purposes. The Company expects this acquisition to increase its ability to provide targeted outsourced marketing services to leading companies operating in the United Kingdom.

  On March 19, 1997, the Company entered into a definitive agreement to acquire American List Corporation ("American List") in a merger transaction in which American List will become a wholly owned subsidiary of the Company.
Under the terms of the agreement, the Company will issue one share of Common Stock in exchange for each of the approximately 4.5 million shares of American List common stock outstanding if the average trading price (as defined in the agreement) of the Company's Common Stock prior to closing of the transaction is at least $32 per share with the exchange ratio increasing if the average trading price of the Company's Common Stock prior to closing is less than $32 per share. Each American List stockholder will receive a pro-rata amount of the Company's Common Stock in proportion to their relative percentage ownership in American List. This acquisition is subject to the approval of American List stockholders and to customary regulatory approval. Pending approval, the Company expects to complete this merger transaction in the second quarter of 1997. This merger will be accounted for as a pooling of interests for accounting and financial reporting purposes. American List is a targeted marketing resource, providing clients with the ability to reach over 30 million students and young adults through its proprietary database.

                          SNYDER COMMUNICATIONS, INC.

                                  SCHEDULE II
                        ALLOWANCE FOR DOUBTFUL ACCOUNTS
                 YEARS ENDED DECEMBER 31, 1994, 1995 AND 1996

                                                                                Deductions From Reserve
                                     Balance at         Additions Charged to     for Purposes for which        Balance at
                                  Beginning of Year       Cost and Expense        Reserve was Created         End of Year
                                  -----------------       ----------------        -------------------         -----------
                       1994        $      --                   $57,400                    $7,400                 $50,000
                       1995             50,000                 105,777                    55,777                 100,000
                       1996            100,000                 158,858                   108,858                 150,000

ITEM 9. CHANGES AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

  None



                                   PART III


ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

  The information contained in the Company's Proxy Statement under the sections titled "Election of Directors: Proposal 1" and "Section 16(a) Beneficial Ownership Reporting Compliance" is incorporated herein by reference in response to this item.


ITEM 11.  EXECUTIVE COMPENSATION

  The information contained in the Company's Proxy Statement under the sections titled "Executive Compensation" is incorporated herein by reference in response to this item, except that the information contained in the Proxy Statement under the sub-headings "Report of the Compensation Committee of the Board of Directors of Snyder Communications, Inc. on Executive Compensation" and "Stockholder Return Performance Graph" is not incorporated herein by reference and is not to be deemed "filed" as part of this filing.


ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

  The information contained in the Company's Proxy Statement under the section titled "Security Ownership of Directors, Executive Officers, and Certain Beneficial Owners" is incorporated herein by reference in response to this item.


ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

  The information in the Company's Proxy Statement under the section titled "Compensation Committee Interlocks and Insider Participation" is incorporated herein by reference in response to this item.


                                    PART IV


ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

(a) 1. The following Consolidated Financial Statements of Snyder Communications, Inc. are filed under "Item 8. Financial Statements and Supplementary Data."

        Consolidated Balance Sheet as of December 31, 1995 and 1996 Consolidated Statement of Income for the Years Ended December 31, 1994,
          1995 and 1996
        Consolidated Statement of Equity for the Years Ended December 31, 1994,
          1995 and 1996
        Consolidated Statement of Cash Flows for the Years Ended December 31,
          1994, 1995 and 1996
        Notes to Consolidated Financial Statements

    2. The following financial statement schedule is filed under "Item 8. Financial Statements and Supplementary Data."

       Schedule II - Valuation and Qualifying Accounts

       All other schedules are omitted because they are not applicable or are not required under Regulation S-X.

   3. The following exhibits are filed herewith or are incorporated herein by reference, as indicated.

      3.1*    Certificate of Incorporation of the Registrant
      3.2*    Bylaws of the Registrant
      4.1*    Instruments defining the rights of securityholders: Reference is made to Exhibits 3.1 and 3.2
      4.2*    Specimen Common Stock Certificate
      10.1*   1996 Stock Incentive Plan of Snyder Communications, Inc.
      10.2*   Professional Services Agreement, dated February 1996, as amended, between the Company and AT&T Communications, Inc.
      10.3*   Lease Agreement, Democracy Center, Bethesda, Maryland, dated July 30, 1992, as amended, between the Company and
              Democracy Associates Limited Partnership
      10.4*   Employment Agreement between the Company and Daniel M. Snyder
      10.5*   Employment Agreement between the Company and Michele D. Snyder
      10.6*   Employment Agreement between the Company and Susan L. Marentis
      10.7    Employment Agreement between the Company and Terry Bateman
      10.8    Employment Agreement between the Company and Mitchell N. Gershman
      10.9*   Registration Rights Agreement among the Company and Daniel M. Snyder, Michele D. Snyder, USN College Marketing, L.P.
              and each of the 1995 Investors (as defined therein) dated September 4, 1996
      11      Statement re: computation of per share earnings
      21      Subsidiaries of the Registrant
      23      Consent of Arthur Andersen LLP
      27      Financial Data Schedule

      * incorporated herein by reference

(b) No Reports on Form 8-K were filed during the quarter ended December 31, 1996.

                                   SIGNATURES

  Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                           SNYDER COMMUNICATIONS, INC.
                                                  (Registrant)

                                           By /s/ DANIEL M. SNYDER
                                                 ----------------------
                                           Daniel M. Snyder
                                           Chairman, Chief Executive Officer and
                                           President

                                           Date:  March 20, 1997
                                                -----------------------

  Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

  Date: March 20, 1997                     /s/ DANIEL M. SNYDER
       ---------------                        -----------------------------
                                           Daniel M. Snyder
                                           Chairman, Chief Executive Officer and
                                           President


  Date: March 20, 1997                     /s/ MICHELE D. SNYDER
       ---------------                        -----------------------------
                                           Michele D. Snyder
                                           Vice Chairman and
                                           Chief Operating Officer


  Date: March 20, 1997                     /s/ A. CLAYTON PERFALL
       ---------------                        -----------------------------
                                           A. Clayton Perfall
                                           Chief Financial Officer and Director
                                           (Principal Financial Officer)


  Date: March 20, 1997                     /s/ DAVID B. PAUKEN
       ---------------                        -----------------------------
                                           David B. Pauken
                                           Chief Accounting Officer
                                           (Principal Accounting Officer)


  Date: March 20, 1997                     /s/ MORTIMER B. ZUCKERMAN
       ---------------                        -----------------------------
                                           Mortimer B. Zuckerman
                                           Director


  Date: March 20, 1997                     /s/ FRED DRASNER
       ---------------                        -----------------------------
                                           Fred Drasner
                                           Director


  Date: March 20, 1997                     /s/ MARK E. JENNINGS
       ---------------                        -----------------------------
                                           Mark E. Jennings
                                           Director


  Date: March 20, 1997                     /s/ PHILIP GUARASCIO
       ---------------                        -----------------------------
                                           Philip Guarascio
                                           Director

                               INDEX TO EXHIBITS

Exhibit
Number                                     Description
--------                                   ------------
  3.1*       Certificate of Incorporation of the Registrant
  3.2*       Bylaws of the Registrant
  4.1*       Instruments defining the rights of securityholders: Reference is made to Exhibits 3.1 and 3.2
  4.2*       Specimen Common Stock Certificate
  10.1*      1996 Stock Incentive Plan of Snyder Communications, Inc.
  10.2*      Professional Services Agreement, dated February 1996, as amended, between the Company and AT&T Communications, Inc.
  10.3*      Lease Agreement, Democracy Center, Bethesda, Maryland, dated July
             30, 1992, as amended, between the Company and Democracy
             Associates Limited Partnership
  10.4*      Employment Agreement between the Company and Daniel M. Snyder
  10.5*      Employment Agreement between the Company and Michele D. Snyder
  10.6*      Employment Agreement between the Company and Susan L. Marentis
  10.7       Employment Agreement between the Company and Terry Bateman
  10.8       Employment Agreement between the Company and Mitchell N. Gershman
  10.9*      Registration Rights Agreement among the Company and Daniel M.
             Snyder, Michele D. Snyder, USN College Marketing, L.P., and each of the 1995 Investors (as defined therein) dated September 4,
             1996
  11         Statement re: computation of per share earnings
  21         Subsidiaries of the Registrant
  23         Consent of Arthur Andersen LLP
  27         Financial Data Schedule

*  incorporated herein by reference