Form 10-Q
period 1997-03-31
SNYDER COMMUNICATIONS INC
filed 1997-05-15
CIK 1017906

                       Securities and Exchange Commission
                             Washington, D.C. 20549

                                   Form 10-Q


[X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange
    Act of 1934
For the quarterly period ended March 31, 1997

                                       or

[ ] Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange
    Act of 1934
For the Transition Period From                        to
                              ------------------------   ----------------------

Commission file number 1-12145

                          SNYDER COMMUNICATIONS, INC.
            (Exact name of registrant as specified in its charter)


             Delaware                            52-1983617
         (State or other                       (IRS Employer
         jurisdiction of                     Identification No.)
         incorporation or
          organization)

       Two Democracy Center
       6903 Rockledge Drive
            15th Floor
        Bethesda, Maryland                          20817
      (Address of principal                       (Zip Code)
        executive office)

                                 (301) 468-1010
              (Registrant's telephone number, including area code)

                                 Not applicable
     (Former name, former address and former fiscal year, if changed since last report)

Indicate by check mark whether registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days. Yes  X   No
                                      ----    ----

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Common Stock, $0.001 Par Value--37,441,214 shares outstanding as of May 2,
1997.

                          SNYDER COMMUNICATIONS, INC.


                                   FORM 10-Q

                                     INDEX

                                                                                                          Page
PART  I.     FINANCIAL INFORMATION
Item 1.      Financial Statements (Unaudited)

     Condensed Consolidated Balance Sheet--December 31, 1996 and March 31, 1997.                            3

     Condensed Consolidated Statement of Income--Three months ended March 31, 1996
     and 1997.                                                                                              4

     Condensed Consolidated Statement of Cash Flows--Three months ended March 31, 1996
     and 1997.                                                                                              5

     Notes to Condensed Consolidated Financial Statements--March 31, 1997.                                  6

Item 2.      Management's Discussion and Analysis of Financial Condition and Results
             of Operations                                                                                  9

PART II.     OTHER INFORMATION

Item 4.      Submission of Matters to a Vote of Security Holders                                            12


Item 6.      Exhibits and Reports on Form 8-K                                                               12


                         PART I. FINANCIAL INFORMATION

                          SNYDER COMMUNICATIONS, INC.

                      CONDENSED CONSOLIDATED BALANCE SHEET




                                                                          DECEMBER 31,        MARCH 31,
                                                                             1996               1997
                                                                         --------------    --------------
                                                                                            (Unaudited)
ASSETS
Current assets:
    Cash and equivalents                                                  $ 53,475,047      $ 37,645,872
    Accounts receivable, net of allowance for
      doubtful accounts of $779,863 and $681,125 at
      December 31, 1996 and March 31, 1997, respectively                    20,353,637        21,344,363
    Unbilled services                                                        3,823,608         5,583,689
    Inventory                                                                  763,284         1,489,820
    Deferred tax asset                                                       1,323,921         1,587,689
    Prepaid expenses and other assets                                        2,073,625         1,926,527
                                                                         --------------    --------------
      Total current assets                                                  81,813,122        69,577,960

Property and equipment, net                                                 17,315,877        21,215,340
Goodwill                                                                     3,386,861         7,352,559
Deposits and other assets                                                    2,077,682         1,011,676
                                                                         --------------    --------------
        Total assets                                                      $104,593,542      $ 99,157,535
                                                                         ==============    ==============

LIABILITIES AND EQUITY
Current liabilities:
    Lines of credit                                                       $  2,294,522      $  2,503,204
    Current obligations under capital leases                                 1,108,954           846,926
    Accounts payable and accrued expenses                                   27,862,386        28,121,828
    Accrued payroll                                                          5,175,719         2,656,715
    Unearned revenue                                                         4,641,998         4,824,139
                                                                         --------------    --------------
         Total current liabilities                                          41,083,579        38,952,812

Deferred income taxes                                                          170,817           231,593
Deferred rent                                                                   88,718            88,718
Brann Holdings Limited mandatorily redeemable
 preferred stock, held by related parties                                    5,110,241            --
Long-term debt and obligations under capital leases                          8,043,172         7,350,279
                                                                         --------------    --------------
         Total liabilities                                                  54,496,527        46,623,402

Equity:
    Preferred stock, $.001 par value, 5,000,000 shares authorized, none
      issued and outstanding at December 31, 1996 and March 31, 1997            --                --
    Common stock, $.001 par value, 120,000,000 shares authorized,
      37,226,214 and 37,401,214 shares issued and oustanding at
      December 31, 1996 and  March 31, 1997, respectively                       37,226            37,401
    Additional paid-in capital                                              46,006,027        61,059,910
    Retained earnings (deficit)                                              3,759,015        (8,723,791)
    Cumulative foreign currency translation adjustment                         294,747           160,613
                                                                         --------------    --------------
      Total equity                                                          50,097,015        52,534,133
                                                                         --------------    --------------
      Total liabilities and equity                                        $104,593,542      $ 99,157,535
                                                                         ==============    ==============



        The accompanying notes are an integral part of this condensed consolidated balance sheet.

                          SNYDER COMMUNICATIONS, INC.
                                  (SEE NOTE 1)

                   CONDENSED CONSOLIDATED STATEMENT OF INCOME
                                  (UNAUDITED)



                                                                          FOR THE THREE MONTHS
                                                                             ENDED MARCH 31,
                                                                     ------------------------------
                                                                          1996            1997
                                                                     --------------  --------------

Revenues                                                              $ 40,505,922    $ 49,053,118
Operating expenses:
  Cost of services                                                      30,290,730      34,555,284
  Selling, general and administrative expenses                           6,922,850       9,694,664
  Compensation to stockholders                                             456,979            --
  Acquisition costs                                                           --        16,181,134
                                                                     --------------  --------------
                                                                        37,670,559      60,431,082
                                                                     --------------  --------------
Income (loss) from operations                                            2,835,363     (11,377,964)

Interest expense                                                          (509,790)       (300,773)
Interest income                                                             74,293         537,483
                                                                     --------------  --------------

Income (loss)  before taxes                                              2,399,866     (11,141,254)
Income tax provision                                                        28,306       1,341,551
                                                                     --------------  --------------

Net income (loss)                                                     $  2,371,560    $(12,482,805)
                                                                     ==============  ==============

Pro forma income data (unaudited):
    Historical income before taxes as reported                        $  2,399,866
    Pro forma provision for income taxes                                (1,068,420)
                                                                     --------------
         Pro forma net income                                         $  1,331,446
                                                                     ==============

Net income (loss) per share:
    Net income (loss) as reported                                             0.07           (0.33)
    Pro forma adjustment                                                     (0.03)           --
                                                                     --------------  --------------
        Net income (loss) per share                                           0.04           (0.33)
                                                                     ==============  ==============

Shares used in computing net income per share                           33,163,052      37,364,201
                                                                     ==============  ==============






            The accompanying notes are an integral part of this condensed consolidated financial statement.

                          SNYDER COMMUNICATIONS, INC.

                 CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
                                  (UNAUDITED)



                                                                              FOR THE THREE MONTHS
                                                                              ENDED MARCH 31, 1997
                                                                         ------------------------------
                                                                              1996            1997
                                                                         --------------  --------------

Cash flows from operating activities:
Net income (loss)                                                         $  2,371,560    $(12,482,806)
Adjustments to reconcile net income (loss) to net
  cash provided by (used in) operating activities:
    Depreciation and amortization                                            1,004,935       1,437,481
    Noncash expense from accelerated vesting of Brann
      Holdings, Ltd. options                                                    --           9,096,899
    (Gain) loss on disposal of assets                                          (35,227)         12,920
    Deferred taxes                                                            (133,309)       (202,992)
Changes in assets and liabilities:
    Accounts receivable                                                     (1,713,378)       (990,726)
    Deposits and other assets                                                  (58,666)        857,674
    Prepaid expenses and other assets                                         (642,025)        147,098
    Accrued payroll                                                           (642,865)     (2,519,004)
    Accounts payable and accrued expenses                                    3,714,064       1,347,176
    Unearned revenue                                                           145,521         182,141
    Unbilled services                                                       (2,329,172)     (1,760,081)
    Inventory                                                                 (181,847)       (726,536)
                                                                         --------------  --------------
      Net cash provided by (used in) operating activities                    1,499,591      (5,600,756)
                                                                         --------------  --------------
Cash flows from investing activities:
  Purchases of property and equipment                                       (1,491,831)     (5,608,355)
  Purchase of Good Neighbor                                                     --          (4,148,790)
  Notes and net advances to SMS stockholders                                    (6,617)           --
                                                                         --------------  --------------
      Net cash used in investing activities                                 (1,498,448)     (9,757,145)
                                                                         --------------  --------------
Cash flows from financing activities:
  Redemption of Brann Holdings,
   Ltd. mandatorily redeemable preferred stock                                  --          (5,110,241)
  Repayment of note payable                                                     --            (578,492)
  Distributions and dividends                                               (1,327,174)     (1,087,734)
  Net borrowings from line of credit                                          (827,850)        208,682
  Payments on capital lease obligations                                       (108,256)       (376,429)
  Proceeds from exercise of options                                             --           5,957,159
                                                                         --------------  --------------
      Net cash (used in)
        financing activities                                                (2,263,280)       (987,055)
                                                                         --------------  --------------
  Effect of exchange rate changes                                              143,154         515,781
Net decrease in cash and equivalents                                        (2,118,983)    (15,829,175)
Cash and equivalents, beginning of period                                    9,033,620      53,475,047
                                                                         --------------  --------------
Cash and equivalents, end of period                                       $  6,914,637    $ 37,645,872
                                                                         ==============  ==============
Supplemental disclosure of cash flow information:
  Cash paid during the period for interest                                $    366,575    $    315,619
  Cash paid for income taxes                                              $    996,092    $    793,445



          The accompanying notes are an integral part of this condensed consolidated financial statement.

                          SNYDER COMMUNICATIONS, INC.

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 31, 1997
                                  (UNAUDITED)

1.  ORGANIZATION AND BASIS OF PRESENTATION:

    On October 19, 1988, Collegiate Marketing and Communications, Inc., a Delaware corporation (the "General Partner"), and a Delaware limited partnership beneficially owned by Mortimer B. Zuckerman and Fred Drasner (the "Original Limited Partner") entered into a partnership agreement (the "Partnership Agreement") pursuant to the provisions of the Delaware Act, under the name Collegiate Marketing and Communications, L.P. (the "Partnership"). On September 1, 1989, the name of the Partnership was changed to Snyder Communications, L.P., and the name of the General Partner was changed to Snyder Communications, Inc. On May 18, 1995, the Partnership Agreement was amended to admit several new limited partners into the Partnership. On June 25, 1996, the name of the General Partner was changed to Snyder Marketing Services, Inc. ("SMS"). Snyder Communications, Inc., a Delaware corporation, was incorporated on June 25, 1996 to continue the business operations of the Partnership. Snyder Communications, Inc. ("SCI"), in conjunction with all of the existing partners in the Partnership, reorganized on September 24, 1996, (the "Reorganization") upon the effectiveness of the initial public offering of its common stock. After consummation of the Reorganization, SCI owns 100 percent of the stock of SMS and directly and indirectly (through its ownership of SMS), 100 percent of the interests in the Partnership. Because of the continuity of ownership, the Reorganization was accounted for by combining the assets, liabilities and operations of SMS, the Partnership, and SCI at their historical cost basis.

    On January 6, 1997, SCI acquired MMD, Inc. ("MMD") in a merger transaction in which MMD became a wholly owned subsidiary of SCI. In this transaction, 966 shares of outstanding MMD common stock were converted into 1,354,500 shares of SCI common stock. In addition, on March 27, 1997, SCI acquired Brann Holdings Limited ("Brann") in a merger transaction in which Brann became a wholly owned subsidiary of SCI. In this transaction, 339,000 shares of outstanding Brann common stock were converted into 2,350,152 shares of SCI common stock, while 63,850 Brann options, which were fully vested and immediately exercisable, were converted into 389,730 SCI options with similar terms. Collectively, the MMD and Brann business combinations will be referred to herein as the "Mergers". The Mergers have been accounted for as pooling of interests for accounting and financial reporting purposes. The accompanying condensed consolidated financial statements have been retroactively restated to reflect the combined financial position and combined results of operations and cash flows of SCI, MMD and Brann for all periods presented, giving effect to the Mergers as if they had occurred at the beginning of the earliest period presented (the combined entity will be referred to herein as the "Company"). The condensed consolidated balance sheets for all periods presented give effect to the conversion of the shares of MMD and Brann common stock to 3,704,652 shares of SCI common stock. Certain amounts previously presented have been reclassified to conform to the March 31, 1997 presentation.

    The following details revenues and net income (loss) for the three months ended March 31, 1997 of the Company and the previously separate entities of MMD and Brann (the "Pooled Entities") through the dates of their respective mergers.



                                   For the three months
                                   ended March 31, 1997
                                   -------------------
           Revenues:
             The Company              $  33,084,893
             Pooled Entities             15,968,225
                                     ---------------
                                      $  49,053,118
                                     ===============
           Net Income (Loss):
               The Company            $ (12,484,146)
               Pooled Entities                1,341
                                     ---------------
                                      $ (12,482,805)
                                     ===============

    On January 17, 1997 the Company acquired Good Neighbor Direct, Inc. ("Good Neighbor") for approximately $4,150,000 in cash. The acquisition of Good Neighbor was accounted for as a purchase for accounting and financial reporting purposes. The acquisition of Good Neighbor did not have a material impact on the Company's results of operations or financial condition during the quarter ended March 31, 1997.

    The accompanying unaudited condensed consolidated financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission. As a result, certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. The Company believes that the disclosures made are adequate to make the information presented not misleading. The condensed consolidated financial statements reflect all adjustments (consisting of only normal recurring accruals except as discussed in note 3) which, in the opinion of management, are necessary to present fairly the financial position, results of operations and cash flows of the Company as of March 31, 1996 and 1997 and for the periods then ended. Operating results for the three month period ended March 31, 1997 are not necessarily indicative of the results that may be expected for the year ended December 31, 1997. The unaudited condensed consolidated financial statements should be read in conjunction with the financial statements and footnotes thereto included in the Company's Form 10-K for the year ended December 31, 1996 as filed with the Securities and Exchange Commission and the Company's Form 8-K/A filed with the Securities and Exchange Commission on March 24, 1997.

2.  PENDING ACQUISITION:

    On March 19, 1997, the Company entered into a definitive agreement to acquire American List Corporation ("American List") in a merger transaction in which American List will become a wholly owned subsidiary of the Company. Under the terms of the agreement, the Company will issue one share of common stock in exchange for each of the approximately 4.5 million shares of American List common stock outstanding provided that the average trading price (as defined in the definitive agreement) of the Company's common stock prior to closing of the transaction is at least $32 per share. The definitive agreement provides that the exchange ratio increases if the average trading price of the Company's common stock prior to closing is less than $32 per share. Each American List stockholder will receive a pro-rata amount of the Company's common stock in proportion to their relative percentage ownership in American List. This acquisition is subject to the approval of American List stockholders and to customary regulatory approval. This merger will be accounted for as a pooling of interests for accounting and financial reporting purposes. American List is a resource for targeted marketing campaigns, providing clients with the ability to reach over 30 million students and young adults through its proprietary database.

3.  ACQUISITION COSTS:

    The Company recorded approximately $16.2 million in nonrecurring acquisition costs during the quarter ended March 31, 1997. The acquisition costs are costs directly related to the consummation of the Company's Mergers.
 . These costs include primarily investment banking fees, other professional service fees, certain United Kingdom excise and transfer taxes, as well as a non-cash charge of approximately $9.1 million related to the accelerated vesting of options held by Brann employees.

4.  INCOME TAXES:

    The Company's effective tax rate in the first quarter of 1997 differs from the Federal statutory rate due primarily to nonrecurring, nondeductible acquisition costs, state income taxes, and different tax rates in the United Kingdom.

5.  PRO FORMA INCOME DATA:

    Prior to the Reorganization, no provision for Federal or state income taxes related to income earned by the Partnership was recorded because each of the partners of the Partnership reflected their share of the Partnership's net income on their respective tax returns. Also, for the period from January 1, 1996 until the Reorganization, SMS had elected to be treated for Federal and certain State income tax purposes as an S corporation. Effective with the Reorganization, SCI has been treated as a C corporation for Federal and State income tax purposes. MMD also operated as an S corporation from 1994 until the date of its merger in January 1997. The pro forma income data in the Condensed Consolidated Statement of Income includes a provision for Federal and state income taxes as if all operations of the Company had been taxed similar to a C corporation for the quarter ended March 31, 1996.

6.  NEW ACCOUNTING PRONOUNCEMENT:

    During February 1997, the Financial Accounting Standards Board Issued Statements of Financial Accounting Standards No. 128 ("SFAS 128") "Earnings Per Share". This statement is effective for years ending after December 15, 1997 and will be implemented by the Company in its December 31, 1997 financial statements.

    SFAS 128 requires primary earnings per share ("EPS") to be replaced with basic EPS. Primary EPS is computed by dividing reported earnings available to common stockholders by the weighted average number of shares outstanding without consideration of common stock equivalents or other potentially dilutive securities. Fully diluted EPS, now called diluted EPS is still included. The Company adopted its stock option plan and began offering stock options in September 1996. Because the options were outstanding for only a short period of time during 1996, management has established that the effect of this pronouncement on the computation of basic EPS is immaterial for 1996. However, in 1997 and future years, when the Company's options are outstanding for the entire year, management has estimated that the Company's reported EPS will be higher under SFAS 128 than under the old EPS standard. SFAS 128 will not materially impact the Company's EPS reported for the quarter ended March 31, 1997 because the Company's common stock equivalents were anti-dilutive for the quarter ended March 31, 1997.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


    The following Management's Discussion and Analysis of Financial Condition and Results of Operations should be read in conjunction with the Condensed Consolidated Financial Statements of the Company and the accompanying notes thereto included elsewhere in this Quarterly Report on Form 10-Q.

    This Management's Discussion and Analysis of Financial Condition and Results of Operations contains certain "forward-looking statements" (within the meaning of the Private Securities Litigation Reform Act of 1995). Such statements involve known and unknown risks, uncertainties and other factors that may cause actual results, performance or achievements of the Company to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements.

Overview

    The Company completed three strategic acquisitions and entered into a definitive agreement for a fourth acquisition during the quarter ended March 31, 1997. On January 6, 1997, the Company acquired MMD in a merger transaction in which 1,354,500 shares of Snyder common stock were issued for all of the issued and outstanding stock of MMD. MMD provides outsourced medical sales and marketing services and has over 1,500 detailing representatives conducting sales and marketing programs for some of the world's premier pharmaceutical companies. The merger transaction with MMD was accounted for as a pooling of interests for accounting and financial reporting purposes.

    On January 17, 1997, the Company acquired Good Neighbor for approximately $4,150,000 in cash. Good Neighbor provides marketing services through information centers located in over 7,000 targeted retail outlets throughout the United States. The acquisition of Good Neighbor was accounted for as a purchase for accounting and financial reporting purposes. The Company recorded approximately $3.9 million in goodwill from this transaction.

    On March 27, 1997, the Company acquired Brann in a share exchange in which 2,350,152 shares of Snyder common stock and 389,730 options for Snyder common stock were issued for all of the issued and outstanding ordinary shares and options for ordinary shares of Brann, respectively. In addition, all of Brann's outstanding mandatorily redeemable preference shares were redeemed for $5,035,000 (including accrued dividends) in cash. Brann is a leading provider of integrated targeted marketing services in the United Kingdom, and it offers a full range of creative, telemarketing and database services to over 70 large corporations, government agencies and charitable organizations. The share exchange with Brann was accounted for as a pooling of interests for accounting and financial reporting purposes. The Company is now subject to the impact of foreign currency fluctuation, specifically that of the pound sterling.

    On March 18, 1997, the Company entered into a definitive agreement to acquire American List. Under the terms of the agreement, the Company will issue one share of common stock in exchange for each of the approximately 4.5 million shares of American List common stock outstanding provided that the average trading price (as defined in the definitive agreement) of the Company's common stock prior to closing of the transaction is at least $32 per share. The definitive agreement provides that the exchange rate increases if the average trading price of the Company's common stock prior to closing is less than $32 per share. Each American List stockholder will receive a pro-rata amount of the Company's common stock in proportion to their relative percentage ownership in American List. This acquisition is subject to the approval of American List stockholders and to customary regulatory approval. American List is a resource for targeted marketing campaigns, providing its clients with the ability to reach over 30 million students and young adults through its proprietary database.

    In January 1997, the Company entered into a two-year contract to provide turn-key marketing services to AT&T Communications, Inc. ("AT&T") in the business market. Under this contract, the Company will assist AT&T in signing up small and medium-sized business customers for its long distance, Intralata, toll-free and calling card services. Through 1996 the marketing services provided to AT&T were limited to assisting AT&T increase its market share in the consumer long-distance market.

    Concurrently with entering into the new contract with AT&T, the Company terminated its contract with MCI Telecommunications Corporation ("MCI"), under which it provided marketing and sales services to MCI targeting small business customers. Although the Company expects revenues from the start-up phase of the new AT&T contract to be less than those from the MCI contract, the termination of the contract with MCI is not expected to have a material impact on the Company, primarily because the Company has acquired MMD and Brann, and also because it has entered into additional contracts with other clients, including the new contract with AT&T to provide services similar to those previously provided to MCI. During the quarter ended 3/31/97 the Company reached a final settlement of amounts due under the contract which permitted the recognition of approximately $2.3 million of previously deferred contract revenue.

Results of Operations

    Revenues increased $8.5 million, or 21.1%, from $40.5 million in the first quarter of 1996 to $49.0 million in the first quarter of 1997. Approximately 69% of the increase in revenues is due to increased sales volumes in the Direct Services and Medical Services groups. Revenues in the Media and Sampling Services group increased approximately $2.1 million due to the growth of existing products and programs as well as through the generation of revenues from the Good Neighbor information centers which were acquired in January 1997.

    Cost of services increased $4.3 million from $30.3 million in the first quarter of 1996 to $34.6 million in the first quarter of 1997. Cost of services as a percentage of revenues decreased from 74.8% in the first quarter of 1996 to 70.4% in first quarter of 1997. The decrease in cost of services as a percentage of revenues resulted primarily from costs incurred for starting new contracts during the first quarter of 1996 which were not incurred during the first quarter of 1997, as well as the previously mentioned recognition of deferred revenue.

    Selling, general and administrative expenses combined with compensation to stockholders increased $2.3 million from $7.4 million in the first quarter of 1996 to $9.7 million in the first quarter of 1997. Selling, general and administrative expenses combined with compensation to stockholders as a percentage of revenues increased to 19.8% in the first quarter of 1997 from 18.2% in the first quarter of 1996. The increase in selling, general and administrative expenses is due primarily to additional personnel expenses.

    Interest expense decreased $209,000 to $301,000 in the first quarter of 1997 from $510,000 in the first quarter of 1996 because the Company redeemed in full the subordinated debentures due to related parties in October 1996 with proceeds from the offering.

    The Company recorded a $1.3 million tax provision for the quarter ended March 31, 1997, consisting of a $2.0 million provision for the $5.0 million in income from recurring operations and interest and a $0.7 million benefit from the $16.2 million of nonrecurring acquisition costs. The Company's effective tax rate for the quarter ended March 31, 1997 differs from the Federal statutory rate due primarily to the nondeductibility of certain of the acquisition costs and state income taxes. The nonrecurring acquisition costs of $16.2 million also resulted in a net loss of $12.5 million for the quarter ended March 31, 1997. Without the nonrecurring acquisition costs, the Company would have recorded net income of $2.9 million or $0.08 per share.

Liquidity and Capital Resources

    At March 31, 1997, the Company has $37.6 million in cash and equivalents. Cash and equivalents decreased $15.8 million during the three months ended March 31, 1997. Operating activities used $5.6 million in cash due primarily to the net loss recorded from the nonrecurring acquisition costs, which included the $9.1 million noncash expense from the accelerated vesting of options held by Brann employees. Investing activities used $9.8 million in cash due to the purchases of personal property and equipment and Good Neighbor. Financing activities used $0.9 million in cash due to $5.1 million used to redeem the Brann preferred shares and the net $1.8 million used to pay distributions and dividends to stockholders of the Pooled Entities prior to their mergers with SCI, the note payable, and capital lease obligations, offset by the $6.0 million in proceeds from the exercise of stock options.

    At March 31, Brann had outstanding debt of $6.5 million. On April 14, 1997 the full amount of the outstanding debt was repaid in full. No gain or loss was recorded in connection with the repayment of the debt.

    The Company expects to continue to grow through both internal expansion and complementary acquisitions. The Company believes that its cash and equivalents as well as cash provided by operations will be sufficient to fund its current operations and planned capital expenditures. Acquisitions will initially be financed using the Company's excess cash and equivalents, but depending on the amount necessary to complete an acquisition, additional funding may be required.

PART II. OTHER INFORMATION

Item 4.  Submission  of Matters to a Vote of  Security Holders.

Matters as specified in the Company's Proxy Statement dated April 2, 1997, a copy of which has previously been filed with the Securities and Exchange Commission, were considered and approved by the Company's stockholders at the Annual Meeting of Stockholders held on May 7, 1997. The results of such matters are as follows.

Proposal 1: To elect seven directors of the Company, each to serve for a one-year term expiring at the Company's 1998 Annual Meeting of Stockholders, and until his or her respective successor is elected and qualified or until his or her earlier resignation or removal.


                                                                                    Total Votes
                                                                                    -----------
                                                        Total Votes For       Against or Withheld
                                                        ---------------       -------------------
Daniel M. Snyder                                             34,664,327                  8,337
Michele D. Snyder                                            34,664,327                  8,337
A. Clayton Perfall                                           34,664,327                  8,337
Mortimer B. Zuckerman                                        34,544,752                127,912
Fred Drasner                                                 34,545,727                126,937
Philip Guarascio                                             34,663,527                  9,137
Mark E. Jennings                                             34,664,477                  8,187

Proposal 2: To amend and restate the Company's 1996 Stock Incentive Plan.


                                                          Total              Total Votes         Number of
                                                          -----              -----------         ----------
                                                        Votes For       Against or  Withheld    Abstentions
                                                       -----------      ---------------------   -----------
Amend and restate the 1996 Stock Incentive Plan         26,697,951            7,960,373             14,340

Item 6.  Exhibits and Reports on Form 8-K.

    (a)  Exhibits

         The following documents are filed as exhibits to this report.

          3.1 Certificate of Incorporation of the Registrant (Incorporated by reference to Exhibit 3.2 forming a part of the Company's Registration Statement.)

          3.2  Bylaws of the Registrant (Incorporated by reference to Exhibit
               3.1 forming a part of the Companys Registration Statement on Form S-1 (File No. 333-7495) filed with the Securities and Exchange commission under the Securities Act of 1933, as amended (the "Registration Statement.")

          4.1  Specimen Stock Certificate (Incorporated by reference to Exhibit
               4.2 forming a part of the company's Registration Statement.)

         10.1  1996 Stock Incentive Plan (Incorporated by reference to Exhibit
               10.1 forming a part of Amendment No. 3 to the Registration Statement).

         10.2 Professional Services Agreement, dated February 16, 1996, as amended, between the Company and AT&T Communications (Incorporated by reference to Exhibit 10.2 forming a part of Amendment No. 1 to the Registration Statement.)

         10.3 Services Agreement between the Company and U.S. News & World Report, L.P. (Incorporated by reference to Exhibit 10.4 forming a party of Amendment No. 1 to the Registration Statement.)

         10.4 Registration Rights Agreement among the Company and certain stockholders (Incorporated by reference to Exhibit 10.5 forming a part of Amendment No. 3 to the Registration Statement.)

         10.5 Lease Agreement, Democracy Center, Bethesda, Maryland, as amended between the Company and Democracy Associates Limited Partnership (Incorporated by reference to Exhibit 10.6 forming a part of Amendment No. 1 to the Registration Statement.)

         10.6 (a) Employment Agreement between the Company and Daniel M. Snyder (Incorporated by reference to Exhibit 10.7 forming a part of Amendment No. 1 to the Registration Statement.)

               (b) Employment Agreement between the Company and Michele D. Snyder (Incorporated by reference to Exhibit 10.8 forming a part of Amendment No. 1 to the Registration Statement.)

               (c) Employment Agreement between the Company and Susan Marentis (Incorporated by reference to Exhibit 10.10 forming a part of Amendment No. 1 to the Registration Statement.)

               (d) Employment Agreement between the Company and Terry Bateman (Incorporated by reference to Exhibit 10.7 forming a part of the 1996 Annual Report on Form 10-K filed with the Securities and Exchange Commission under the Securities Exchange Act of 1934, as amended ("Form 10-K").)

               (e) Employment Agreement between the Company and Mitchell N. Gershman (Incorporated by reference to Exhibit 10.8 forming a part of the Form 10-K.)

         27.1  Financial Data Schedule

    (b) Reports on Form 8-K

        (1) Current Report on Form 8-K, filed on April 2, 1997, reporting an
            Item 2 (Acquisition or Disposition of Assets), an Item 5 (Other Event), and an Item 7 (Financial Statements, Pro Forma Financial Information and Exhibits).
        (2) Current Report on Form 8-K/A, filed on March 24, 1997, reporting an
            Item 7 (Financial Statements, Pro Forma Financial Information and Exhibits).
        (3) Current Report on Form 8-K, filed on January 31, 1997, reporting an
            Item 2 (Acquisition or Disposition of Assets), and an Item 7 (Financial Statements, Pro Forma Financial Information and Exhibits).
        (4) Current Report on Form 8-K, filed on January 17, 1997, reporting an
            Item 2 (Acquisition or Disposition of Assets), and an Item 7 (Financial Statements, Pro Forma Financial Information and Exhibits).

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                          SNYDER COMMUNICATIONS, INC.
                                               (Registrant)




     Date:  May 15, 1997               By: /s/ MICHELE D. SNYDER
          ---------------------            ------------------------
                                           Michele D. Snyder
                                           Vice Chairman, President and
                                           Chief Operating Officer
                                           (Duly Authorized Officer)

     Date:  May 15, 1997                  /s/ A. CLAYTON PERFALL
          ---------------------            ------------------------
                                           A. Clayton Perfall
                                           Chief Financial Officer
                                           (Principal Financial Officer)