Form 10-Q
period 1997-06-30
SNYDER COMMUNICATIONS INC
filed 1997-08-14
CIK 1017906

                       Securities and Exchange Commission
                             Washington, D.C. 20549

                                    Form 10-Q


[X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange
    Act of 1934

For the quarterly period ended June 30, 1997

                                       or

[_] Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange
    Act of 1934
For the Transition Period From                   to
                               -----------------    -----------------

Commission file number 1-12145

                           SNYDER COMMUNICATIONS, INC.
             (Exact name of registrant as specified in its charter)


              Delaware                                    52-1983617
          (State or other                                (IRS Employer
          jurisdiction of                              Identification No.)
          incorporation or
           organization)

        Two Democracy Center
        6903 Rockledge Drive
             15th Floor                                     20817
         Bethesda, Maryland                               (Zip Code)
       (Address of principal
         executive office)


                                 (301) 468-1010
              (Registrant's telephone number, including area code)

                                 Not applicable
              (Former name, former address and former fiscal year,
                         if changed since last report)

Indicate by check mark whether registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days. Yes   X   No
                                       -----    -----

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Common Stock, $0.001 Par Value--46,110,080 shares outstanding as of August 8, 1997.

                           SNYDER COMMUNICATIONS, INC.

                                    FORM 10-Q

                                      INDEX


                                                                                                   Page
PART  I.   FINANCIAL INFORMATION
Item 1.    Financial Statements (Unaudited)

      Condensed Consolidated Balance Sheet--December 31, 1996 and June 30, 1997.                    3

      Condensed Consolidated Statement of Operations--Three months ended June 30, 1996
       and 1997; Six months ended June 30, 1996 and 1997.                                           4

      Condensed Consolidated Statement of Cash Flows--Six months ended June 30, 1996
      and 1997.                                                                                     5

      Notes to Condensed Consolidated Financial Statements--June 30, 1997.                          6

Item 2.    Management's Discussion and Analysis of Financial Condition and Results
           of Operations                                                                            9

Item 3.    Quantitative and Qualitative Disclosures about Market Risk                               12

PART II.   OTHER INFORMATION

Item 2.    Changes in Securities                                                                    12

Item 6.    Exhibits and Reports on Form 8-K                                                         12


                          PART I. FINANCIAL INFORMATION

                           Snyder Communications, Inc.

                      Condensed Consolidated Balance Sheet


                                                                               December 31,        June 30,
                                                                                   1996              1997
                                                                             ----------------  ----------------
                                                                                                 (Unaudited)
Assets
Current assets:
    Cash and equivalents                                                      $   53,475,047    $   31,308,162
    Accounts receivable, net of allowance for
        doubtful accounts of $779,863 and $1,067,461 at
        December 31, 1996 and June 30, 1997, respectively                         20,353,637        31,839,874
    Unbilled services                                                              3,823,608         3,324,821
    Inventory                                                                        763,284           695,970
    Deferred tax asset                                                             1,323,921         2,457,286
    Prepaid expenses and other assets                                              2,073,625         2,396,199
                                                                             ----------------  ----------------
        Total current assets                                                      81,813,122        72,022,312

Property and equipment, net                                                       17,315,877        21,665,010
Goodwill                                                                           3,386,861         8,692,367
Deposits and other assets                                                          2,077,682           659,542
                                                                             ----------------  ----------------
        Total assets                                                          $  104,593,542    $  103,039,231
                                                                             ================  ================

Liabilities and Equity
Current liabilities:
    Lines of credit                                                           $    2,294,522    $      619,183
    Current obligations under capital leases                                       1,108,954         1,026,698
    Accounts payable and accrued expenses                                         27,862,386        32,583,809
    Accrued payroll                                                                5,175,719         2,570,887
    Unearned revenue                                                               4,641,998         4,664,081
                                                                             ----------------  ----------------
         Total current liabilities                                                41,083,579        41,464,658

Deferred income taxes                                                                170,817         2,763,120
Deferred rent                                                                         88,718            89,811
Brann Holdings Limited mandatorily redeemable
  preferred stock, held by related parties                                         5,110,241                 -
Long-term debt and obligations under capital leases                                8,043,172         1,134,194
                                                                             ----------------  ----------------
         Total liabilities                                                        54,496,527        45,451,783

Equity:
    Preferred stock, $.001 par value, 5,000,000 shares authorized, none
        issued and outstanding at December 31, 1996 and June 30, 1997                      -                 -
    Common stock, $.001 par value, 120,000,000 shares authorized,
        37,226,214 and 37,932,644 shares issued and oustanding at
        December 31, 1996 and  June 30, 1997, respectively                            37,226            37,933
    Additional paid-in capital                                                    46,006,027        62,591,290
    Retained earnings (deficit)                                                    3,759,015        (5,269,056)
    Cumulative foreign currency translation adjustment                               294,747           227,281
                                                                             ----------------  ----------------
         Total equity                                                             50,097,015        57,587,448
                                                                             ----------------  ----------------
         Total liabilities and equity                                         $  104,593,542    $  103,039,231
                                                                             ================  ================



             The accompanying notes are an integral part of this
                     condensed consolidated balance sheet.

                           Snyder Communications, Inc.

                 Condensed Consolidated Statement of Operations
                                   (Unaudited)

                                                           For the Three Months                    For the Six Months
                                                              Ended June 30,                         Ended June 30,
                                                      -------------------------------       ---------------------------------
                                                          1996               1997               1996                 1997
                                                      ------------       ------------       -------------       -------------

Revenues                                              $ 44,249,431       $ 54,479,966       $  84,755,353       $ 103,533,084
Operating expenses:
    Cost of services                                    33,389,867         38,737,353          63,680,597          73,786,222
    Selling, general and administrative expenses         8,096,622         10,074,603          15,019,472          19,275,682
    Compensation to stockholders                           449,174               --               906,153                --
    Acquisition costs                                         --                 --                  --            16,181,134
                                                      ------------       ------------       -------------       -------------
                                                        41,935,663         48,811,956          79,606,222         109,243,038
                                                      ------------       ------------       -------------       -------------
Income (loss) from operations                            2,313,768          5,668,010           5,149,131          (5,709,954)

Interest expense                                          (540,614)          (108,378)         (1,050,404)           (409,151)
Interest income                                             36,544            344,889             110,837             882,372
                                                      ------------       ------------       -------------       -------------

Income (loss) before taxes                               1,809,698          5,904,521           4,209,564          (5,236,733)
Income tax provision                                        58,031          2,449,786              86,337           3,791,338
                                                      ------------       ------------       -------------       -------------

Net income (loss)                                     $  1,751,667       $  3,454,735       $   4,123,227       $  (9,028,071)
                                                      ============       ============       =============       =============

Pro forma income data (unaudited):
    Historical income before taxes as reported        $  1,809,698                          $   4,209,564
    Pro forma provision for income taxes                  (805,678)                            (1,874,098)
                                                      ------------                          -------------
         Pro forma net income                         $  1,004,020                          $   2,335,466
                                                      ============                          =============

Net income (loss) per share:
     Net income (loss) as reported                    $       0.05       $       0.09       $        0.13       $       (0.24)
     Pro forma adjustment                                    (0.02)              --                 (0.06)               --
                                                      ------------       ------------       -------------       -------------
          Net income (loss) per share                 $       0.03       $       0.09       $        0.07       $       (0.24)
                                                      ============       ============       =============       =============

Shares used in computing net income per share           33,163,052         38,676,410          33,163,052          37,543,890
                                                      ============       ============       =============       =============

               The accompanying notes are an integral part of this
                  condensed consolidated financial statement.

                           Snyder Communications, Inc.
                                  (See Note 1)

                 Condensed Consolidated Statement of Cash Flows
                                   (Unaudited)


                                                                             For the Six Months
                                                                             Ended June 30, 1997
                                                                        -----------------------------
                                                                            1996             1997
                                                                        -----------      ------------
Cash flows from operating activities:
Net income (loss)                                                       $ 4,123,227      $ (9,028,071)
Adjustments to reconcile net income (loss) to net
    cash provided by (used in) operating activities:
        Depreciation and amortization                                       563,367         2,981,051
        Noncash expense from accelerated vesting of Brann
          Holdings, Ltd. options                                               --           9,096,899
        Loss on disposal of assets                                             --             396,749
        Other non-cash expenses                                            (401,207)          181,912
Changes in assets and liabilities:
        Accounts receivable                                              (3,184,467)      (11,255,024)
        Deposits and other assets                                        (2,133,989)          954,548
        Prepaid expenses and other assets                                  (417,156)         (322,574)
        Accrued payroll, accounts payable and accrued expenses            7,199,162         3,268,442
        Unearned revenue                                                    961,664            22,083
        Unbilled services                                                (2,370,780)          498,787
                                                                        -----------      ------------
           Net cash provided by (used in) operating activities            4,756,977        (2,882,624)
                                                                        -----------      ------------
Cash flows from investing activities:
    Purchases of property and equipment                                  (1,512,112)       (7,832,673)
    Purchase of Good Neighbor                                                  --          (4,148,790)
    Note and net advances to stockholders                                    45,426              --
                                                                        -----------      ------------
            Net cash used in investing activities                        (1,466,686)      (11,981,463)
                                                                        -----------      ------------
Cash flows from financing activities:
    Redemption of Brann Holdings,
        Ltd. mandatorily redeemable preferred stock                            --          (5,110,241)
    Repayment of note payable                                              (144,837)       (6,316,777)
    Distributions and dividends                                          (7,504,376)       (1,087,734)
    Net borrowings from line of credit                                     (996,521)       (1,675,339)
    Payments on capital lease obligations                                      --            (674,456)
    Proceeds from exercise of options                                          --           7,257,858
                                                                        -----------      ------------
        Net cash used in financing activities                            (8,645,734)       (7,606,689)
                                                                        -----------      ------------
    Effect of exchange rate changes                                        (386,984)          303,891
Net decrease in cash and equivalents                                     (5,742,427)      (22,166,885)
Cash and equivalents, beginning of period                                 9,033,620        53,475,047
                                                                        -----------      ------------
Cash and equivalents, end of period                                     $ 3,291,193      $ 31,308,162
                                                                        ===========      ============
Supplemental disclosure of cash flow information:
    Cash paid during the period for interest                            $   823,158      $    331,836
    Cash paid for income taxes                                          $    56,410      $  1,680,575
Supplemental disclosure of noncash activities:
    Equipment purchased during the period under
       capital leases                                                   $   641,893              --
    Distribution of note receivable from stockholder
       to SMS stockholders                                              $ 2,725,000              --


          The accompanying notes are an integral part of this condensed consolidated financial statement.

                           Snyder Communications, Inc.

              Notes to Condensed Consolidated Financial Statements
                                  June 30, 1997
                                   (Unaudited)

1.  Recent Acquisitions:

    The accompanying condensed consolidated financial statements include the combined financial position and combined results of operations and cash flows of Snyder Communications, Inc., MMD Inc. (acquired in January 1997), and Brann Holdings Limited (acquired in March 1997). See Note 2 for additional information regarding organization and basis of presentation. Subsequent to June 30, 1997, the Company acquired American List Corporation, Bounty Group Holdings Limited and Sampling Corporation of America in transactions that had been accounted for as pooling of interests for accounting and financial reporting purposes. These acquisitions subsequent to June 30, 1997 are discussed in further detail in
Note 7.

   The following unaudited pro forma financial data of the Company assumes the business combinations with American List, Bounty, and SCA had occurred at the beginning of each of the periods presented.

Pro forma financial data:

                                                        Three months ended               Six months ended
                                                             June 30,                        June 30,
                                                       1996            1997            1996            1997
                                                   ------------- --------------- ---------------- ---------------
    Revenues                                        $55,427,711    $69,578,463     $106,340,926    $ 132,629,570
    Operating Expenses:
      Cost of Services                               38,609,128     45,610,708       73,302,856       86,862,270
      Selling, general and administrative            11,655,189     14,464,940       21,768,051       28,035,396
      Compensation to stockholders                      449,174         --              906,153           --
      Acquisition costs                                  --             --               --           16,181,134
                                                   ------------- --------------- ---------------- ---------------
    Income from operations                           4,714,220       9,502,815       10,363,866        1,550,770
    Interest expense                                  (956,913)       (457,172)      (1,839,458)      (1,149,690)
    Interest income                                    166,583         439,650          370,655        1,065,464
                                                   ------------- --------------- ---------------- ---------------
    Income before taxes                              3,923,890       9,485,293        8,895,063        1,466,544
    Pro forma provision for income taxes (a)         1,663,729       3,813,088        3,768,838        6,341,275
                                                   ------------- --------------- ---------------- ---------------
    Pro forma net income                            $2,260,161     $ 5,672,205     $  5,126,225    $  (4,874,731)
                                                   ============= =============== ================ ===============
    Pro forma net income per share                  $     0.05     $      0.12     $       0.12    $       (0.11)
                                                   ============= =============== ================ ===============
    Pro forma net income excluding non recurring
      acquisition costs                             $2,260,161     $ 5,672,205     $  5,126,225    $  10,557,403
                                                   ============= =============== ================ ===============
    Proforma net income per share excluding non
      recurring acquisition costs                   $     0.05     $      0.12     $       0.12    $        0.23
                                                   ============= =============== ================ ===============

    (a) Calculated as if all operations of the Company are taxable as a C corporation.

2.  Organization and Basis of Presentation:

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

    On January 6, 1997, SCI acquired MMD, Inc. ("MMD") in a merger transaction in which MMD became a wholly owned subsidiary of SCI. In this transaction, 966 shares of outstanding MMD common stock were converted into 1,354,500 shares of SCI common stock. In addition, on March 27, 1997, SCI acquired Brann Holdings Limited ("Brann") in a merger transaction in which Brann became a wholly owned subsidiary of SCI. In this transaction, 339,000 shares of outstanding Brann common stock were converted into 2,350,152 shares of SCI common stock, while 63,850 Brann options, which were fully vested and immediately exercisable, were converted into 389,730 SCI options with similar terms. Collectively, the MMD and Brann business combinations will be referred to herein as the "Mergers". The Mergers have been accounted for as pooling of interests for accounting and financial reporting purposes. The accompanying condensed consolidated financial statements have been retroactively restated to reflect the combined financial position and combined results of operations and cash flows of SCI, MMD and Brann for all periods presented, giving effect to the Mergers as if they had occurred at the beginning of the earliest period presented (the combined entity will be referred to herein as the "Company"). The condensed consolidated balance sheets for all periods presented give effect to the conversion of the shares of MMD and Brann common stock to 3,704,652 shares of SCI common stock. Certain amounts previously presented have been reclassified to conform to the June 30, 1997 presentation.

    The following details revenues and net income (loss) for the six months ended June 30, 1997 of the Company and the previously separate entities of MMD and Brann (the "Pooled Entities") through the dates of their respective mergers.

                                    For the six months
                                   ended June 30, 1997
                                   -------------------
         Revenues:
             The Company             $  87,564,859
             Pooled Entities            15,968,225
                                      ------------
                                     $ 103,533,084
                                      ============
         Net income (loss):
             The Company             $  (9,029,412)
             Pooled Entities                 1,341
                                      ------------
                                     $  (9,028,071)
                                      ============

    On January 17, 1997 the Company acquired Good Neighbor Direct, Inc. ("Good Neighbor") for approximately $4,150,000 in cash. The acquisition of Good Neighbor was accounted for as a purchase for accounting and financial reporting purposes. The acquisition of Good Neighbor did not have a material impact on the Company's results of operations or financial condition during the six months ended June 30, 1997.

    The accompanying unaudited condensed consolidated financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission. As a result, certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. The Company believes that the disclosures made are adequate to make the information presented not misleading. The condensed consolidated financial statements reflect all adjustments (consisting of only normal recurring accruals accept as discussed in note 3) which, in the opinion of management, are necessary to present fairly the financial position, results of operations and cash flows of the Company as of June 30, 1996 and 1997 and for the periods then ended. Operating results for the six month period ended June 30, 1997 are not necessarily indicative of the results that may be expected for the year ended December 31, 1997. The unaudited condensed consolidated financial statements should be read in conjunction with the financial statements and footnotes thereto included in the Company's Registration Statement on Form S-4 (Registration No. 333-29469) as filed with the Securities and Exchange Commission.

3.  Acquisition Costs:

    The Company recorded approximately $16.2 million in nonrecurring acquisition costs during the six months ended June 30, 1997. The acquisition costs are costs directly related to the consummation of the Company's Mergers. These costs include primarily investment banking fees, other professional service fees, certain United Kingdom excise and transfer taxes, as well as a non-cash charge of approximately $9.1 million related to the accelerated vesting of the options held by Brann employees.

4.  Income Taxes:

    The Company's effective tax rate for the six months ended June 30, 1997 differs from the Federal statutory rate due primarily to the nondeductibility of nonrecurring acquisition costs, state income taxes, and different tax rates in the United Kingdom.

5.  Pro Forma Income Data:

    Prior to the Reorganization, no provision for Federal or state income taxes related to income earned by the Partnership was recorded because each of the partners of the Partnership reflected their share of the Partnership's net income on their respective tax returns. Also, for the period from January 1, 1996 until the Reorganization, SMS had elected to be treated for Federal and certain State income tax purposes as an S corporation. Effective with the Reorganization, SCI has been treated as a C corporation for Federal and State income tax purposes. MMD also operated as an S corporation from 1994 until the date of its merger in January 1997. The pro forma income data in the Condensed Consolidated Statement of Operations includes a provision for Federal and state income taxes as if all operations of the Company had been taxed similar to a C corporation for the six months ended June 30, 1996.

6.  New Accounting Pronouncements:

    During February 1997, the Financial Accounting Standards Board Issued Statements of Financial Accounting Standards No. 128 ("SFAS 128") "Earnings Per Share". This statement is effective for years ending after December 15, 1997 and will be implemented by the Company in its December 31, 1997 financial statements. SFAS 128 requires primary earnings per share ("EPS") to be replaced with basic EPS. Primary EPS is computed by dividing reported earnings available to common stockholders by the weighted average number of shares outstanding without consideration of common stock equivalents or other potentially dilutive securities. Fully diluted EPS, now called diluted EPS is still included. The Company adopted its current stock option plan in September 1996, and prior to that time there was limited stock option activity. Therefore, management does not expect the effect of this pronouncement to materially impact the computation of basic EPS for 1996. However, in 1997 and future years, when the Company's options are outstanding for the entire year, management has estimated that the Company's reported EPS will be higher under SFAS 128 than under the old EPS standard. SFAS 128 will not materially impact the Company's EPS reported for the six months ended June 30, 1997 because the Company's common stock equivalents were anti dilutive for the six months ended June 30, 1997.

    In June 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 130, "Reporting Comprehensive Income" ("SFAS 130"). This statement is effective for years ending after December 15, 1997 and will be implemented by the Company in its December 31, 1997 financial statements. SFAS 130 establishes standards for the reporting and display of comprehensive income and its components in a full set of general-purpose financial statements. Management is currently evaluating the impact of SFAS 130.

7.  Subsequent Events:

    On July 11, 1997, the Company completed the acquisition of American List Corporation ("American List"), which develops, maintains and markets some of the largest and most comprehensive databases of high school, college and pre-school through junior high school students. In this acquisition, the Company issued 5,032,322 shares of common stock in exchange for all of the issued and outstanding stock of American List. On July 13, 1997, the Company acquired Bounty Group Holdings Limited ("Bounty"), a UK based product sampling and fulfillment company. In this acquisition, the Company issued 1,483,240 shares of common stock in exchange for all of the issued and outstanding stock of Bounty and redeemed all of Bounty's outstanding long-term debt, including mandatorily redeemable preference shares for approximately $11.7 million in cash. In addition, on July 14, 1997, the Company acquired Sampling Corporation of America ("SCA"), a leading provider of targeted sampling programs for the Fortune 500. In this acquisition, the Company issued 1,549,172 shares of common stock in exchange for all of the issued and outstanding stock of SCA. These acquisitions have been accounted for as pooling of interests for accounting and financial reporting purposes. The Company anticipates that it will record approximately $16.8 million in nonrecurring acquisition costs during the quarter ended September 30, 1997 related to the consummation of these acquisitions.

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

Overview

    The Company has experienced significant growth through both the expansion of its existing services and client relationships as well as the addition of new services and the development of new relationships. The Company completed three strategic acquisitions during the six months ended June 30, 1997 and completed three additional strategic acquisitions subsequent to June 30, 1997 which are discussed further in "Recent Acquisitions". The Company's strategy for the operations of its acquirees is to integrate the sales effort and certain corporate services provided. The Company expects the synergies created will increase its opportunities and strengthen customer relationships. Historically, the Company has not attempted to integrate the infrastructures of its acquirees and does not expect to incur material costs to integrate its acquirees' operations in the future.

   The Company acquired MMD in January 1997 in a merger transaction, which was accounted for as a pooling of interests for accounting and financial reporting purposes. In the acquisition, the Company issued 1,354,500 shares of common stock for all of the issued and outstanding shares of capital stock of MMD. The total consideration paid in connection with the acquisition was valued at approximately $35.4 million. MMD provides outsourced medical sales and marketing services and has over 1,200 detailing representatives conducting sales and marketing programs for some of the world's premier pharmaceutical companies.

   The Company acquired Brann in March 1997 in a share exchange, which was accounted for as a pooling of interests for accounting and financial reporting purposes. In the acquisition, the Company issued 2,350,152 shares of common stock and 389,730 options to purchase shares of common stock in exchange for all of the issued and outstanding ordinary shares and options to purchase ordinary shares of Brann, respectively. In addition, all of Brann's outstanding redeemable shares, valued at approximately $5.0 million, including accrued dividends through March 21, 1997, were redeemed for cash. The total consideration paid in connection with the acquisition was valued at approximately $77.8 million. Brann is a leading provider of integrated targeted marketing services in the United Kingdom, and it offers a full range of creative, telemarketing and database services to over 70 large companies, government agencies and charitable organizations.

   The Company purchased Good Neighbor in January 1997 for approximately $4.2 million in cash. Good Neighbor provides marketing services through information centers located in over 7,000 retail outlets.

Results of Operations

   Revenues increased $10.3 million, or 23.3%, from $44.2 million in the second quarter of 1996 to $54.5 million in the second quarter of 1997. For the six months ended June 30, 1997 revenues of $103.5 million were 22.2% greater than the same period in 1996. The increase in revenues for the quarter ended June 30, 1997 and for the six months ended June 30, 1997 was due principally to increased sales volumes in the Direct Services, Medical Services and Media and Sampling Services groups. Revenues increased in the Direct Services group primarily as a result of to increased sales related to AT&T consumer contract. Increased revenues in the Medical Services group resulted primarily from the commencement of services under a new contract, as well as two contracts which were fully operational during the six months ended June 30, 1997, but for which services began in March 1996 for one and in July 1996 for the other. Revenues in the Media and Sampling Services group increased due to the growth of existing products and programs as well as through the generation of revenues from the Good Neighbor information centers which were acquired in January 1997.

    Cost of services increased $5.3 million from $33.4 million in the second quarter of 1996 to $38.7 million in the second quarter of 1997. Cost of services as a percentage of revenues decreased from 75.5% in the second quarter of 1996 to 71.1% in second quarter of 1997, and from 75.1% for six months ended June 30, 1996 to 71.3% for the six months ended June 30, 1997. Cost of services as a percentage of revenues decreased because the additional management and client support personnel employed in 1996 were able to support increased client services in 1997. Also, the recognition of deferred revenue in the first quarter of 1997 in accordance with the terms of a completed contract contributed to the decrease in cost of services as a percentage of revenues for the six months ended June 30, 1997.

    Selling, general and administrative expenses combined with compensation to stockholders increased $1.6 million from $8.5 million in the second quarter of 1996 to $10.1 million in the second quarter of 1997. For the six months ended June 30, 1997, selling, general and administrative expenses combined with compensation to stockholders was $19.3 million, an increase of $3.4 million from the same period in 1996. The increase in selling, general and administrative expenses is due primarily to additional personnel expenses. During 1996, the Company established human resources and information systems departments and expanded its finance department. The increase in corporate personnel occurred throughout 1996, and therefore, there are more corporate personnel employed in the six months ended June 30, 1997 than in the six months ended June 30, 1996. Selling, general and administrative expenses combined with compensation to stockholders as a percentage of revenue decreased from 19.3% in the second quarter of 1996 to 18.5% in the second quarter of 1997, and from 18.8% for the six months ended June 30, 1996 to 18.6% for the six months ended June 30, 1997. Selling, general and administrative expenses combined with compensation to stockholders decreased as a percentage of revenues because the additional corporate personnel employed during 1996 were able to support increased operations during 1997.

   The Company recorded $16.2 million in nonrecurring acquisition costs during the six months ended June 30, 1997. These costs are directly related to the acquisitions of MMD in January 1997 and Brann in March 1997. They include primarily banking fees, other professional service fees, certain United Kingdom excise and transfer taxes, as well as a noncash charge of approximately $9.1 million related to the accelerated vesting of options held by Brann employees.

    Interest expense decreased $0.4 million to $0.1 million in the second quarter of 1997 from $0.5 million in the second quarter of 1996. For the six months ended June 30, 1997, interest expense was $0.4 million, a $0.6 million decrease from the same period in 1996. Interest expense decreased primarily due to the repayment in full of the subordinated debentures due to related parties in October 1996 with proceeds from the offering.

   Interest income was $0.3 million in the second quarter of 1997 and $0.9 million for the six months ended June 30, 1997 as compared to $0.1 million for the six months ended June 30, 1996. Interest income increased due to the balance of funds available for investment, primarily the proceeds from the initial public offering in September 1996.

   The Company recorded a $2.4 million tax provision and net income of $3.5 million or $ 0.09 per share in the second quarter of 1997. For the six months ended June 30, 1997, the Company recorded a $3.8 million tax provision consisting of a $4.5 million provision for the $10.9 million in income from recurring operations and interest and a benefit of $0.7 million related to the $16.2 million of nonrecurring acquisition costs. The Company's effective tax rate for the six months and quarter ended June 30, 1997 differs from the Federal statutory rate due primarily to the nondeductibility of certain of the acquisition costs and state income taxes. The nonrecurring acquisition costs of $16.2 million also resulted in a net loss of $ 9.0 million for the six months ended June 30, 1997. Without the nonrecurring acquisition costs, the Company would have recorded net income of $6.4 million or $0.17 per share for the six months ended June 30, 1997.

Liquidity and Capital Resources

    At June 30, 1997, the Company had $31.3 million in cash and equivalents. Cash and equivalents decreased $22.2 million during the six months ended June 30, 1997. Operating activities used $2.9 million in cash due primarily to the net loss recorded from the nonrecurring acquisition costs. Investing activities used $12.0 million in cash due to the $7.8 million used for purchases of personal property and equipment and the $4.2 million purchase of Good Neighbor. Financing activities used $7.6 million in cash due to the $13.8 million used to repay debt and other obligations and the $1.1 million used to pay dividends and distributions to stockholders of the Pooled Entities prior to their mergers with SCI, offset by the $7.3 million in proceeds from the exercise of stock options.

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

Recent Acquisitions

    In July 1997, the Company acquired American List in a merger transaction which was accounted for as a pooling of interests for accounting and financial reporting purposes. In the acquisition, the Company issued 5,032,322 shares of common stock for all of the issued and outstanding shares of capital stock of American List. The total consideration paid in connection with the acquisition was valued at approximately $132.1 million. American List develops, maintains and markets some of the largest and most comprehensive databases of high school, college, and pre-school through junior high school students in the United States.

    In July 1997, the Company acquired SCA and Bounty, both of which provide targeted product sampling services, in separate transactions each of which was accounted for as a pooling of interests for accounting and financial reporting purposes. SCA is a U.S. provider of custom and cooperative targeted product sampling programs for Fortune 500 packaged goods manufacturers with a distribution channel that includes over 150,000 separate locations reaching primary and secondary schools, daycare/preschool centers, colleges and immigrant organizations. In the acquisition, the Company issued 1,549,172 shares of common stock for all of the issued and outstanding shares of capital stock of SCA. The total consideration paid in connection with the acquisition was valued at approximately $38.6 million. Bounty is a U.K.-based provider of targeted product sampling services and proprietary health-oriented publications to expectant mothers, new mothers and parents of toddlers in the U.K. and Ireland. In the acquisition, the Company issued 1,483,240 shares of common stock for all of the issued and outstanding shares of capital stock of Bounty and redeemed all of Bounty's outstanding long-term debt, including mandatorily redeemable preference shares for approximately $11.7 million in cash. The total consideration paid in connection with the acquisition was valued at approximately $50.6 million. The Company expects to record approximately $16.8 million in nonrecurring acquisition costs during the quarter ended September 30, 1997 directly related to the consummation of the American List, SCA and Bounty acquisitions.

New Accounting Pronouncements

    During February 1997, the Financial Accounting Standards Board Issued Statements of Financial Accounting Standards No. 128 ("SFAS 128") "Earnings Per Share". This statement is effective for years ending after December 15, 1997 and will be implemented by the Company in its December 31, 1997 financial statements. SFAS 128 requires primary earnings per share ("EPS") to be replaced with basic EPS. Primary EPS is computed by dividing reported earnings available to common stockholders by the weighted average number of shares outstanding without consideration of common stock equivalents or other potentially dilutive securities. Fully diluted EPS, now called diluted EPS is still included. The Company adopted its current stock option plan in September 1996, and prior to that time there was limited stock option activity. Therefore, management does not expect the effect of this pronouncement to materially impact the computation of basic EPS for 1996. However, in 1997 and future years, when the Company's options are outstanding for the entire year, management has estimated that the Company's reported EPS will be higher under SFAS 128 than under the old EPS standard. SFAS 128 will not materially impact the Company's EPS reported for the six months ended June 30, 1997 because the Company's common stock equivalents were anti dilutive for the quarter ended June 30, 1997.

    In June 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 130, "Reporting Comprehensive Income" ("SFAS 130"). This statement is effective for years ending after December 15, 1997 and will be implemented by the Company in its December 31, 1997 financial statements. SFAS 130 establishes standards for the reporting and display of comprehensive income and its components in a full set of general-purpose financial statements. Management is currently evaluating the impact of SFAS 130.



Item 3.    Quantitative and Qualitative Disclosures About Market Risk.

           Not Applicable



PART II. OTHER INFORMATION


Item 2.    Changes in Securities.

           (c) On January 6, 1997, the Company acquired MMD, a privately held company, in a merger transaction in which MMD became a wholly owned subsidiary of the Company. In this transaction, the 966 shares of outstanding MMD common stock were converted into 1,354,500 shares of the Company's common stock. The shares were restricted and contained a legend against transfer. The issuance of the shares was effected without registration in reliance upon the exemption available under
           Section 4(2) of the Securities Act.

           On March 27, 1997, the Company acquired Brann, a privately held United Kingdom company, in a share exchange in which Brann became a wholly owned subsidiary of the Company. In this transaction, the Company issued (i) 2,350,152 shares of the Company's common stock in exchange for the 339,000 outstanding ordinary shares of Brann and
           (ii) fully vested and immediately exercisable options to purchase 389,730 shares of the Company's common stock (the "Brann Options"), of which 337,236 were at an exercise price of $0.27 per share and 52,494 were at an exercise price of $2.67 per share, in exchange for fully vested and immediately exercisable options to purchase 63,850 ordinary shares of Brann. The shares and options were restricted and contained a legend against transfer. The issuance of the shares and options was effected without registration in reliance upon the exemption available under Section 4(2) of the Securities Act. The holders of the Brann Options exercised such options in full to purchase 389,730 shares of the Company's common stock. The shares were restricted and contained a legend against transfer. The issuance of the shares was effected without registration in reliance upon the exemption available under Section 4(2) of the Securities Act.


Item 6.    Exhibits and Reports on Form 8-K.

    (a)    Exhibits

           The following document is filed as an exhibit to this report.

           27.1  Financial Data Schedule

    (b)    Reports on Form 8-K

           (1)   Current Report on Form 8-K, filed on July 25, 1997.

           (2)   Current Report on Form 8-K, filed on July 28, 1997.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                                SNYDER COMMUNICATIONS, INC.
                                                        (Registrant)




Date: August 14, 1997                           By: /s/ Michele D. Snyder
     --------------------------                    --------------------------
                                                   Michele D. Snyder
                                                   Vice Chairman, President
                                                   Chief Operating Officer
                                                   (Duly Authorized Officer)

Date: August 14, 1997                           By: /s/ A. Clayton Perfall
     --------------------------                    --------------------------
                                                   A. Clayton Perfall
                                                   Chief Financial Officer
                                                   (Principal Financial Officer)