Form 10-Q
period 1997-09-30
SNYDER COMMUNICATIONS INC
filed 1997-11-14
CIK 1017906

                       Securities and Exchange Commission
                             Washington, D.C. 20549

                                   Form 10-Q


[X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 For the quarterly period ended September 30, 1997

                                       or

[  ]  Transition Report Pursuant to Section 13 or 15(d) of the Securities
      Exchange Act of 1934 For the Transition Period From          to
                                                         ----------  -----------
Commission file number 1-12145

                          SNYDER COMMUNICATIONS, INC.
             (Exact name of registrant as specified in its charter)


                      Delaware                            52-1983617
                  ----------------                   -------------------
                  (State or other                       (IRS Employer
                  jurisdiction of                    Identification No.)
                  incorporation or
                   organization)

                Two Democracy Center
                6903 Rockledge Drive
                    15/th/ Floor
                 Bethesda, Maryland                           20817
               ---------------------                       ----------
               (Address of principal                       (Zip Code)
                 executive office)


                                 (301) 468-1010
              ----------------------------------------------------
              (Registrant's telephone number, including area code)

                                 Not applicable
   --------------------------------------------------------------------------
   (Former name, former address and former fiscal year, if changed since last report)

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

Common Stock, $0.001 Par Value, 49,272,366 shares outstanding as of November 6, 1997.

                          SNYDER COMMUNICATIONS, INC.

                                   FORM 10-Q

                                     INDEX

                                                                                             Page
PART  I.  FINANCIAL INFORMATION

Item 1.   Financial Statements (Unaudited)

          Condensed Consolidated Balance Sheet-- December 31, 1996 and September 30, 1997     3

          Condensed Consolidated  Statement of Operations--Three months ended
          September 30, 1996 and 1997; Nine months ended September 30, 1996 and 1997          4

          Condensed Consolidated Statement of Cash Flows--Nine months ended
          September 30, 1996 and 1997                                                         5

          Notes to Condensed Consolidated Financial Statements--September 30, 1997            6

Item 2.   Management's Discussion and Analysis of Financial Condition and
          Results of Operations                                                               9

Item 3.   Quantitative and Qualitative Disclosures about Market Risk                         12


PART II.  OTHER INFORMATION

Item 2.   Changes in Securities                                                              12

Item 6.   Exhibits and Reports on Form 8-K                                                   13


                         PART I.  FINANCIAL INFORMATION

                          SNYDER COMMUNICATIONS, INC.

                      CONDENSED CONSOLIDATED BALANCE SHEET

                                                                                        December 31,       September 30,
                                                                                             1996               1997
                                                                                      ---------------    ---------------
                                                                                                            (Unaudited)
ASSETS
Current assets:
    Cash and equivalents                                                                 $ 59,499,048       $ 66,696,379
    Marketable securities                                                                   6,297,412          2,515,775
    Accounts receivable, net of allowance for
        doubtful accounts of $988,211 and $1,298,717 at
        December 31, 1996 and September 30, 1997, respectively                             31,216,002         45,862,233
    Unbilled services                                                                       3,823,609          4,140,004
    Other current assets                                                                    6,061,317         14,457,433
                                                                                      ---------------    ---------------
        Total current assets                                                              106,897,388        133,671,824
                                                                                      ---------------    ---------------

Property and equipment, net                                                                23,645,603         28,688,298
Goodwill and other intangibles                                                             16,048,688         39,566,222
Deposits and other assets                                                                   2,669,409            670,668
                                                                                      ---------------    ---------------
        Total assets                                                                     $149,261,088       $202,597,012
                                                                                      ===============    ===============

LIABILITIES AND EQUITY
Current liabilities:
    Lines of credit                                                                      $  2,495,845       $          -
    Current maturities of long-term debt                                                    3,346,690            390,224
    Accrued payroll                                                                         6,577,632          6,442,644
    Accounts payable                                                                       16,979,286         15,896,677
    Accrued expenses                                                                       20,645,972         37,940,387
    Unearned revenue                                                                        5,676,707          7,417,863
    Distribution payable                                                                    1,087,734                  -
                                                                                      ---------------    ---------------
         Total current liabilities                                                         56,809,866         68,087,795
                                                                                      ---------------    ---------------
Deferred income taxes                                                                         180,888            619,857
Related party borrowings, net of current maturities                                        10,177,101                  -
Mandatorily redeemable preferred stock, held by
  related parties                                                                           6,305,584                  -
Long-term obligations under capital leases                                                  2,053,702          1,380,083
Long-term debt, net of current maturities                                                  10,259,559          1,167,492
                                                                                      ---------------    ---------------
         Total liabilities                                                                 85,786,700         71,255,227
                                                                                      ---------------    ---------------
Equity:
    Preferred stock, $.001 par value, 5,000,000 shares authorized, none
        issued and outstanding at December 31, 1996 and September 30, 1997                          -                  -
    Common stock, $.001 par value, 120,000,000 shares authorized,
        45,695,529 and 48,911,858 shares issued and oustanding at
        December 31, 1996 and  September 30, 1997, respectively                                45,696             48,912
    Additional paid-in capital                                                             50,583,558        133,270,380
    Unrealized gain on marketable securities                                                    3,747             30,798
    Treasury stock, at cost, 62,700 shares outstanding at December 31, 1996
        and none outstanding at September 30, 1997                                         (1,325,815)                 -
    Retained earnings (deficit)                                                            14,323,106         (2,198,551)
    Cumulative foreign currency translation adjustment                                       (155,904)           190,246
                                                                                      ---------------    ---------------
         Total equity                                                                      63,474,388        131,341,785
                                                                                      ---------------    ---------------
         Total liabilities and equity                                                    $149,261,088       $202,597,012
                                                                                      ===============    ===============

   The accompanying notes are an integral part of this condensed consolidated balance sheet

                          SNYDER COMMUNICATIONS, INC.

                 CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS
                                  (Unaudited)

                                                          FOR THE THREE MONTHS                       FOR THE NINE MONTHS
                                                           ENDED SEPTEMBER 30,                       ENDED SEPTEMBER 30,
                                                     -------------------------------         --------------------------------
                                                          1996              1997                1996                1997
                                                     -------------     -------------         -------------     --------------
Revenues                                               $60,864,591      $ 71,847,123          $167,206,237      $ 204,476,693
Operating expenses:
    Cost of services                                    41,220,694        47,270,575           114,524,676        134,132,845
    Selling, general and administrative expenses        12,446,069        13,570,625            33,881,379         41,606,021
    Compensation to stockholders                           626,578                 -             1,870,231                  -
    Acquisition and related costs                                -        17,025,918                     -         33,207,052
                                                     -------------     -------------         -------------     --------------
                                                        54,293,341        77,867,118           150,276,286        208,945,918
                                                     -------------     -------------         -------------     --------------
Income (loss) from operations                            6,571,250        (6,019,995)           16,929,951         (4,469,225)

Interest expense                                          (885,167)         (319,207)           (2,720,866)        (1,468,897)
Interest income                                            232,503           276,809               622,540          1,342,273
                                                     -------------     -------------         -------------     --------------

Income (loss) before taxes                               5,918,586        (6,062,393)           14,831,625         (4,595,849)
Income tax provision                                       437,699         1,297,438             2,460,516          7,031,361
                                                     -------------     -------------         -------------     --------------

Net income (loss)                                      $ 5,480,887       $(7,359,831)         $ 12,371,109       $(11,627,210)
                                                     =============     =============         =============     ==============

Pro forma income data (unaudited):
    Historical income before taxes as reported         $ 5,918,586                            $ 14,831,625
    Pro forma provision for income taxes                (2,507,705)                             (6,284,160)
                                                     -------------                           -------------
         Pro forma net income                          $ 3,410,881                            $  8,547,465
                                                     =============                           =============

Net income (loss) per share:
    Net income (loss) as reported                      $      0.14            $(0.16)         $       0.36             $(0.25)
    Pro forma adjustment                                     (0.06)                -                 (0.15)                 -
                                                     -------------     -------------         -------------     --------------
        Net income (loss) per share                    $      0.08            $(0.16)         $       0.21             $(0.25)
                                                     =============     =============         =============     ==============

Shares used in computing net income per share           41,604,228        46,430,026            41,359,430         45,830,323
                                                     =============     =============         =============     ==============

  The accompanying notes are an integral part of this condensed consolidated financial statement.

                          SNYDER COMMUNICATIONS, INC.
                                  (See Note 1)

                 CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
                                  (Unaudited)

                                                                                    FOR THE NINE MONTHS
                                                                                     ENDED SEPTEMBER 30,
                                                                             ---------------------------------
                                                                                  1996               1997
                                                                             ---------------------------------
Cash flows from operating activities:
Net income (loss)                                                                 $ 12,371,109   $ (11,627,210)
Adjustments to reconcile net income (loss) to net
    cash provided by operating activities:
        Depreciation and amortization                                                3,248,105       6,714,331
        Noncash expense from accelerated vesting of Brann
          Holdings, Ltd. options                                                             -       9,096,899
        Loss on disposal of assets                                                     147,004       2,838,289
        Deferred taxes                                                              (2,002,047)       (727,883)
Changes in assets and liabilities:
        Accounts receivable                                                           (653,022)    (13,257,714)
        Deposits and other assets                                                   (2,056,073)     (1,156,836)
        Accrued payroll, accounts payable and accrued expenses                      10,484,573      15,681,455
        Unearned revenue                                                             6,272,409         923,107
        Unbilled services                                                           (2,083,325)       (316,396)
        Less impact from effect of differing year ends                                       -      (2,760,568)
                                                                               ---------------   -------------
           Net cash provided by operating activities                                25,728,733       5,407,474
                                                                               ---------------   -------------
Cash flows from investing activities:
    Purchase of property and equipment                                              (3,204,806)    (10,737,602)
    Purchase of lists                                                                 (832,357)       (445,251)
    Acquisitions, net of cash acquired                                                       -     (15,677,925)
    Purchase of marketable securities, net                                             606,022       4,170,088
    Note and net advances to stockholders                                              (45,426)              -
    Less impact from effect of differing year ends                                           -        (446,167)
                                                                               ---------------   -------------
            Net cash used in investing activities                                   (3,476,567)    (23,136,857)
                                                                               ---------------   -------------
Cash flows from financing activities:
    Redemption of mandatorily redeemable preferred stock                                     -      (6,305,584)
    Repayment of notes payable                                                        (744,837)    (12,048,533)
    Repayment of related party borrowings                                                    -     (11,472,301)
    Proceeds from issuance of subordinated debentures due to
        related parties                                                              3,355,618               -
    Distributions and dividends                                                    (22,335,689)     (5,840,757)
    Net borrowings from line of credit                                                (390,196)     (2,495,845)
    Payments on capital lease obligations                                           (1,984,624)     (1,041,153)
    Acquisition of common stock                                                     (2,768,009)     (1,325,815)
    Proceeds from common stock issuances                                            59,647,453      42,713,092
    Proceeds from exercise of options                                                    9,394      17,998,343
    Impact from effect of differing year ends                                                -       3,704,306
                                                                               ---------------   -------------
        Net cash provided by financing activities                                   34,789,110      23,885,753
                                                                               ---------------   -------------
    Effect of exchange rate changes                                                    756,969       1,040,961
Net increase in cash and equivalents                                                57,798,245       7,197,331
Cash and equivalents, beginning of period                                           14,341,442      59,499,048
                                                                               ---------------   -------------
Cash and equivalents, end of period                                               $ 72,139,687   $  66,696,379
                                                                               ===============   =============
Supplemental disclosure of cash flow information:
    Cash paid for interest including dividends on mandatorily
       redeemable preferred stock                                                 $  3,462,120   $   1,269,278
    Cash paid for income taxes                                                    $  2,195,391   $   5,247,727
Supplemental disclosure of noncash activities:
    Equipment purchased during the period under
       capital leases                                                             $  2,811,570         256,983
    Distribution of note receivable from stockholder
       to SMS stockholders                                                        $  2,725,000               -


   The accompanying notes are an integral part of this condensed consolidated financial statement.

                          SNYDER COMMUNICATIONS, INC.

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                               SEPTEMBER 30, 1997
                                  (UNAUDITED)

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

 On January 6, 1997, SCI acquired MMD, Inc. ("MMD") in a merger transaction in which MMD became a wholly owned subsidiary of SCI. In this transaction, all of the issued and outstanding capital stock of MMD was converted into 1,354,500 shares of SCI common stock. On March 27, 1997, SCI acquired Brann Holdings Limited ("Brann") in a share exchange transaction in which Brann became a wholly owned subsidiary of SCI. In this transaction, all of the issued and outstanding shares of Brann common stock were converted into 2,350,152 shares of SCI common stock, while 63,850 Brann options, which were fully vested and immediately exercisable, were converted into 389,730 SCI options with similar terms. On July 11, 1997, SCI completed the acquisition of American List Corporation ("American List") in a merger transaction in which American List became a wholly owned subsidiary of SCI. In this transaction, SCI issued 5,032,322 shares of common stock in exchange for all of the issued and outstanding stock of American List. On July 13, 1997, SCI acquired Bounty Group Holdings Limited ("Bounty") in a merger transaction in which Bounty became a wholly owned subsidiary of SCI. In this transaction, SCI issued 1,483,240 shares of common stock in exchange for all of the issued and outstanding stock of Bounty. On July 14, 1997, SCI acquired Sampling Corporation of America ("SCA") in a merger transaction in which SCA became a wholly owned subsidiary of SCI. In this transaction, SCI issued 1,549,172 shares of common stock in exchange for all of the issued and outstanding stock of SCA. The MMD, Brann, American List, Bounty, and SCA mergers have been accounted for as pooling of interests transactions for financial reporting purposes, and collectively, will be referred to herein as the "Mergers."

 The accompanying condensed consolidated financial statements have been retroactively restated to reflect the combined financial position and combined results of operations and cash flows of the Mergers for all periods presented, giving effect to the Mergers as if they had occurred at the beginning of the earliest period presented (the combined entity will be referred to herein as the "Company"). The accompanying condensed consolidated balance sheet as of December 31, 1996 reflects the combination of the accounts of American List as of February 28, 1997, while the related condensed consolidated statement of operations for the three and nine month periods ended September 30, 1996 and the statement of cash flows for the nine months ended September 30, 1996 reflect the combination of the American List statements of operations and cash flows for the respective three and nine month periods ended November 30, 1996. The condensed consolidated balance sheet for all periods presented gives effect to the conversion of the shares of the Mergers common stock to 11,769,386 shares of SCI common stock. Certain amounts previously presented have been reclassified to conform to the September 30, 1997 presentation.

 The following details revenues and net income (loss) for the nine months ended September 30, 1997 of the Company and the previously separate entities of MMD, Brann, American List, Bounty and SCA (the "Pooled Entities") through the dates of their respective mergers. The Company amounts include the financial results of the original operations of SCI for the entire period and the financial results of the Pooled Entities for the period subsequent to the dates of their respective mergers. All of the acquisition and related costs are included in the Company's net loss for the nine months ended September 30, 1997.


                          For the nine months
                       ended September 30, 1997
                       -------------------------
Revenues:
    The Company                    $155,945,359
    Pooled Entities                  48,531,334
                                   ------------
                                   $204,476,693
                                   ============
Net income (loss):
    The Company                    $(15,055,547)
    Pooled Entities                   3,428,337
                                   ------------
                                   $(11,627,210)
                                   ============


 On August 28, 1997, SCI acquired 100% of Halliday Jones Sales Limited ("Halliday Jones") in a purchase transaction in which Halliday Jones became a wholly owned subsidiary of SCI. The total consideration paid in connection with the acquisition of Halliday Jones, including the repayment of assumed debt immediately following the closing, was $19.4 million, consisting of 425,478 shares of SCI common stock and $7.4 million in cash. The acquisition of Halliday Jones was accounted for as a purchase for financial reporting purposes and did not have a material impact on the Company's financial condition or results of operations during the nine months ended September 30, 1997.

 The accompanying unaudited condensed consolidated financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission. As a result, certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. The condensed consolidated financial statements reflect all adjustments (consisting of only normal recurring accruals except as discussed in note 2) which, in the opinion of management, are necessary to present fairly the financial position, results of operations and cash flows of the Company as of September 30, 1996 and 1997 and for the periods then ended. Operating results for the nine month period ended September 30, 1997 are not necessarily indicative of the results that may be expected for the year ended December 31, 1997. The unaudited condensed consolidated financial statements should be read in conjunction with the financial statements and footnotes thereto included in the Company's Registration Statement on Form S-1 (Registration No. 333-33691) as filed with the Securities and Exchange Commission.

2.  ACQUISITION AND RELATED COSTS:

 The Company recorded $17.0 million and $33.2 million in nonrecurring acquisition and related costs during the three months and the nine months ended September 30, 1997, respectively. Of the $33.2 million, $27.9 million are costs directly related to the consummation of the Company's Mergers. These costs include primarily investment banking fees, other professional service fees, certain United Kingdom excise and transfer taxes, as well as a non-cash charge of approximately $9.1 million related to the accelerated vesting of the options held by Brann employees. The remaining $5.3 million consists of the write-off of deferred license fees and the accrual of a liability expected to resolve outstanding litigation. Both the write-off of the deferred fees and the accrual of the liability were recorded due to changes in fact which resulted from the Company's Mergers.

3.  PUBLIC OFFERING OF COMMON STOCK:

 On September 24, 1997 the Company completed the public offering of 8,776,334 shares of its common stock, par value $0.001 per share (the "Common Stock") at an offering price of $25.8125 per share. The offering included 1,850,000 newly issued shares of Common Stock sold by the Company and 6,926,334 previously outstanding shares of Common Stock sold by selling stockholders. The Company received net proceeds of $42.7 million from the offering (after deducting the estimated costs associated with the offering). The Company did not receive any proceeds from the sale of shares of Common Stock in the offering by the selling stockholders.

4.  INCOME TAXES:

 The Company's effective tax rate for the nine months ended September 30, 1997 differs from the Federal statutory rate due primarily to the nondeductibility of nonrecurring acquisition costs, state income taxes, different tax rates in the United Kingdom, and the S Corporation status of SCA prior to the date of its merger with SCI.

5.  PRO FORMA INCOME DATA:

 Prior to the Reorganization, no provision for Federal or state income taxes related to income earned by the Partnership was recorded because each of the partners of the Partnership reflected their share of the Partnership's net income on their respective tax returns. Also, for the period from January 1, 1996 until the Reorganization, SMS had elected to be treated for Federal and certain State income tax purposes as an S corporation. Effective with the Reorganization, SCI has been treated as a C corporation for Federal and State income tax purposes. MMD and SCA also operated as S corporations until the dates of their respective mergers with SCI. The pro forma income data in the Condensed Consolidated Statement of Operations includes a provision for Federal and state income taxes as if all operations of the Company had been taxed similar to a C corporation for the three months and the nine months ended September 30, 1996.

6.  NEW ACCOUNTING PRONOUNCEMENTS:

 In February 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 128 ("SFAS 128") "Earnings Per Share". This statement is effective for years ending after December 15, 1997 and will be implemented by the Company in its December 31, 1997 financial statements. SFAS 128 requires primary earnings per share ("EPS") to be replaced with basic EPS. Primary EPS is computed by dividing reported earnings available to common stockholders by the weighted average number of shares outstanding without consideration of common stock equivalents or other potentially dilutive securities. Fully diluted EPS, now called diluted EPS is still included. The Company adopted its current stock option plan in September 1996, and prior to that time there was limited stock option activity. Therefore, management does not expect the effect of this pronouncement to materially impact the computation of basic EPS for 1996. However, in future years, when the Company's options are outstanding for the entire year, management has estimated that the Company's reported EPS will be higher under SFAS 128 than under the old EPS standard.
SFAS 128 will not materially impact the Company's EPS reported for the nine months ended September 30, 1997 because the Company's common stock equivalents were anti dilutive for the nine months ended September 30, 1997.

 In June 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 130, "Reporting Comprehensive Income" ("SFAS 130"). This statement is effective for years beginning after December 15, 1997 and will be implemented by the Company in its December 31, 1998 financial statements. SFAS 130 establishes standards for the reporting and display of comprehensive income and its components in a full set of general-purpose financial statements. Management is currently evaluating the impact of SFAS 130.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


 The following Management's Discussion and Analysis of Financial Condition and Results of Operations is based upon the Company's condensed consolidated financial statements which have been retroactively restated to give effect to the acquisitions of MMD, Brann, American List, SCA and Bounty. The following discussion should be read in conjunction with the Condensed Consolidated Financial Statements of the Company and the accompanying notes thereto included elsewhere in this Quarterly Report on Form 10-Q.

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

Overview

 The Company has experienced significant growth through both the expansion of its existing services and client relationships as well as the addition of new services and the development of new relationships. The Company completed the strategic acquisitions of MMD, Brann, American List, Bounty, SCA and Halliday Jones during the nine months ended September 30, 1997. The Company's strategy for the operations of its acquirees is to integrate the sales effort and corporate services provided. The Company expects the synergies created will increase its opportunities and strengthen its customer relationships. Historically, the Company has not attempted to integrate the infrastructures of its acquirees and does not expect to incur material costs to integrate the operations of its acquirees in the future.

 The Company acquired MMD in January 1997 in a merger transaction, which was accounted for as a pooling of interests for financial reporting purposes. In the acquisition, the Company issued 1,354,500 shares of common stock for all of the issued and outstanding shares of capital stock of MMD. The total consideration paid in connection with the acquisition was valued at approximately $35.4 million. MMD provides outsourced medical sales and marketing services and has over 1,200 detailing representatives conducting sales and marketing programs for some of the world's premier pharmaceutical companies.

 The Company acquired Brann in March 1997 in a share exchange transaction, which was accounted for as a pooling of interests for financial reporting purposes. In the acquisition, the Company issued 2,350,152 shares of common stock and 389,730 options to purchase shares of common stock in exchange for all of the issued and outstanding ordinary shares and options to purchase ordinary shares of Brann, respectively. In addition, all of Brann's outstanding mandatorily redeemable preference shares, valued at approximately $5.0 million, including accrued dividends through March 21, 1997, were redeemed for cash. The total consideration paid in connection with the acquisition was valued at approximately $77.8 million. Brann is a leading provider of integrated targeted marketing services in the United Kingdom, and it offers a full range of creative, telemarketing and database services to over 70 large companies, government agencies and charitable organizations.

 The Company completed the acquisition of American List Corporation ("American List") in July 1997 in a merger transaction, which was accounted for as a pooling of interests for financial reporting purposes. In the acquisition, the Company issued 5,032,322 shares of common stock in exchange for all of the outstanding shares of capital stock of American List. The total consideration paid in connection with the acquisition was valued at approximately $134.6 million. American List develops, maintains and markets some of the largest and most comprehensive databases of high school, college, and pre-school through junior high school students in the United States.

 The Company acquired Sampling Corporation of America ("SCA") in July 1997 in a merger transaction, which was accounted for as a pooling of interests for financial reporting purposes. In the acquisition, the Company issued 1,549,172 shares of common stock in exchange for all of the outstanding shares of capital stock of SCA. The total consideration paid in connection with the acquisition was valued at approximately $38.6 million. SCA is a U.S. provider of targeted product sampling programs for packaged goods manufacturers, with distribution channels that include over 150,000 separate locations reaching primary and secondary schools, daycare/preschool centers, colleges and immigrant organizations.

 The Company acquired Bounty Group Holdings Limited ("Bounty") in July 1997 in a merger transaction, which was accounted for as a pooling of interests for financial reporting purposes. In the acquisition, the Company issued 1,483,240 shares of common stock in exchange for all of the issued share capital of Bounty, in addition to redeeming all of Bounty's outstanding long-term debt, including mandatorily redeemable preference shares for approximately $11.7 million in cash. The total consideration paid in connection with the acquisition was valued at approximately $50.6 million. Bounty is a U.K.-based provider of targeted product sampling services and proprietary health-oriented publications to expectant mothers, new mothers, and parents of toddlers in the U.K. and Ireland.

 In August 1997, the Company acquired 100% of Halliday Jones Sales Limited ("Halliday Jones"). In this transaction the Company paid $19.4 million, consisting of $7.4 million in cash and 425,478 shares of the Company's common stock. The acquisition was accounted for as a purchase for financial reporting purposes. Halliday Jones is a U.K.-based provider of medical detailing and sales force training services.

Results of Operations

 The following sets forth, for the periods indicated, certain income statement data.

                                             For the Three Months   For the Nine Months
                                              Ended September 30,    Ended September 30,
                                             --------------------  ----------------------
                                               1996        1997      1996         1997
                                             ---------  ---------  ---------  -----------
                                                           (in thousands)

Revenues                                       $60,865    $71,847   $167,206     $204,477
                                               =======    =======   ========     ========

Cost of services                               $41,221    $47,271   $114,525     $134,133
                                               =======    =======   ========     ========

Selling, general and administrative
  expenses combined with compensation
  to stockholders                              $13,073    $13,571   $ 35,752     $ 41,606
                                               =======    =======   ========     ========

Acquisition and related costs                       --    $17,026         --     $ 33,207
                                                          =======                ========

Net income (loss), including income
  tax provision for all periods                $ 3,411    $(7,360)  $  8,547     $(11,627)
                                               =======    =======   ========     ========

Net income (loss), including income
  tax provision per share                      $  0.08    $ (0.16)  $   0.21     $  (0.25)
                                               =======    =======   ========     ========

Net income, excluding nonrecurring
  acquisition and related costs                $ 3,411    $ 6,907   $  8,547     $ 17,464
                                               =======    =======   ========     ========

Net income, excluding nonrecurring
  acquisition and related costs per share      $  0.08    $  0.15   $   0.21     $   0.37
                                               =======    =======   ========     ========


 Revenues increased $10.9 million, or 17.9%, from $60.9 million in the third quarter of 1996 to $71.8 million in the third quarter of 1997. For the nine months ended September 30, 1997, revenues of $204.5 million were 22.3% greater than the same period in 1996. The increase in revenues for the quarter ended September 30, 1997 and for the nine months ended September 30, 1997 was due principally to increased sales volumes in the Medical Services group and the Media & Sampling Services group. Increased revenues in the Medical Services group resulted primarily from the commencement of services under new contracts in the latter half of 1996 and throughout 1997. Revenues in the Media & Sampling Services group increased mainly due to the growth of existing products and programs.

 Cost of services increased $6.1 million from $41.2 million in the third quarter of 1996 to $47.3 million in the third quarter of 1997. Cost of services as a percentage of revenues decreased from 67.7% in the third quarter of 1996 to 65.8% in the third quarter of 1997, and from 68.5% for nine months ended September 30, 1996 to 65.6% for the nine months ended September 30, 1997. Cost of services as a percentage of revenues decreased because the additional management and client support personnel employed in 1996 were able to support increased client services in 1997.

 Selling, general and administrative expenses combined with compensation to stockholders increased $0.5 million from $13.1 million in the third quarter of 1996 to $13.6 million in the third quarter of 1997. For the nine months ended September 30, 1997, selling, general and administrative expenses combined with compensation to stockholders was $41.6 million, an increase of $5.9 million from the same period in 1996. The increase in selling, general and administrative expenses is due primarily to additional personnel expenses. During 1996, the Company established human resources and information systems departments and expanded its finance department. The increase in corporate personnel occurred throughout 1996, and therefore, there are more corporate personnel employed in the nine months ended September 30, 1997 than in the nine months ended September 30, 1996. Selling, general and administrative expenses as a percentage of revenue decreased from 21.5% in the third quarter of 1996 to 18.9% in the third quarter of 1997, and from 21.4% for the nine months ended September 30, 1996 to 20.3% for the nine months ended September 30, 1997. Selling, general and administrative expenses combined with compensation to stockholders decreased as a percentage of revenues because the additional corporate personnel employed during 1996 were able to support increased operations during 1997.

 The Company recorded $17.0 million and $33.2 million in nonrecurring acquisition and related costs during the three months and the nine months ended September 30, 1997, respectively. Of the $33.2 million, $27.9 million are costs directly related to the consummation of the Company's Mergers. These costs include primarily investment banking fees, other professional service fees, certain United Kingdom excise and transfer taxes, as well as a non-cash charge of approximately $9.1 million related to the accelerated vesting of the options held by Brann employees. The remaining $5.3 million consists of the write-off of deferred license fees and the accrual of a liability expected to resolve outstanding litigation of one of the acquired companies. Both the write-off of the deferred fees and the accrual of the liability were recorded by the Company as a result of its Mergers.

 Interest expense decreased $0.6 million to $0.3 million in the second quarter of 1997 from $0.9 million in the third quarter of 1996. For the nine months ended September 30, 1997, interest expense was $1.5 million, a $1.2 million decrease from the same period in 1996. Interest expense decreased primarily due to the repayment in full of the subordinated debentures due to related parties in October 1996 with proceeds from the initial public offering, as well as from the redemption of the mandatorily redeemable preferred shares at Brann and Bounty in conjunction with their respective acquisitions.

 Interest income was $0.3 million in the third quarter of 1997 and $1.3 million for the nine months ended September 30, 1997 as compared to $0.6 million for the nine months ended September 30, 1996. Interest income increased due to the balance of funds available for investment, primarily the proceeds from the initial public offering in September 1996.

 In the third quarter of 1997, the Company recorded a $1.3 million tax provision consisting of a $4.1 million provision for the $11.0 million in income from recurring operations and interest and a benefit of $2.8 million related to the $17.0 million of nonrecurring acquisition costs. For the nine months ended September 30, 1997, the Company recorded a $7.0 million tax provision consisting of an $11.1 million provision for the $28.6 million in income from recurring operations and interest and a benefit of $4.1 million related primarily to the $33.2 million of nonrecurring acquisition costs. The Company's effective tax rate for the nine months and quarter ended September 30, 1997 differs from the Federal statutory rate due primarily to the nondeductibility of certain of the acquisition costs and state income taxes.

 The Company recorded a net loss of $7.4 million for the third quarter of 1997 due to the $17.0 million in nonrecurring acquisition costs during the quarter. Without the nonrecurring acquisition costs, the Company would have recorded net income of $6.9 million or $0.15 per share for the quarter ended September 30, 1997. The nonrecurring acquisition costs of $33.2 million also resulted in a net loss of $11.6 million for the nine months ended September 30, 1997. Without the nonrecurring acquisition costs, the Company would have recorded net income of $17.5 million or $0.37 per share for the nine months ended September 30, 1997.

Liquidity and Capital Resources

 At September 30, 1997, the Company had $66.7 million in cash and equivalents. Cash and equivalents increased $7.2 million during the nine months ended September 30, 1997. Operating activities provided $5.4 million in cash. Investing activities used $23.1 million in cash due principally to the purchase of property and equipment as well as cash paid for acquisitions accounted for as purchase transactions. Financing activities provided $23.9 million in cash due primarily to the proceeds received from the public offering of common stock and the exercise of options, offset by the repayment of outstanding indebtedness and the payment of dividends and distributions to stockholders of the Pooled Entities prior to their mergers with SCI.

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

 The Company is subject to the impact of foreign currency fluctuations, specifically that of the British pound. To date, changes in the British pound exchange rate have not had a material impact on the Company's liquidity or results of operations. The Company continually evaluates its exposure to exchange rate risk but does not currently hedge such risk.

New Accounting Pronouncements

 In February 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 128 ("SFAS 128") "Earnings Per Share". This statement is effective for years ending after December 15, 1997 and will be implemented by the Company in its December 31, 1997 financial statements. SFAS 128 requires primary earnings per share ("EPS") to be replaced with basic EPS. Primary EPS is computed by dividing reported earnings available to common stockholders by the weighted average number of shares outstanding without consideration of common stock equivalents or other potentially dilutive securities. Fully diluted EPS, now called diluted EPS is still included. The Company adopted its current stock option plan in September 1996, and prior to that time there was limited stock option activity. Therefore, management does not expect the effect of this pronouncement to materially impact the computation of basic EPS for 1996. However, in 1997 and future years, when the Company's options are outstanding for the entire year, management has estimated that the Company's reported EPS will be higher under SFAS 128 than under the old EPS standard. SFAS 128 will not materially impact the Company's EPS reported for the nine months ended September 30, 1997 because the Company's common stock equivalents were anti dilutive for the quarter ended September 30, 1997.

 In June 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 130, "Reporting Comprehensive Income" ("SFAS 130"). This statement is effective for years beginning after December 15, 1997 and will be implemented by the Company in its December 31, 1998 financial statements. SFAS 130 establishes standards for the reporting and display of comprehensive income and its components in a full set of general-purpose financial statements. Management is currently evaluating the impact of SFAS 130.


Item 3.  Quantitative and Qualitative Disclosures About Market Risk.

         Not Applicable


PART II. OTHER INFORMATION


Item 2.  Changes in Securities.

     (A) On July 13, 1997, the Company acquired Bounty, a privately held United Kingdom company, in a merger transaction in which Bounty became a wholly owned subsidiary of the Company. In this transaction, the Company issued 1,483,240 shares in exchange for all of the issued and outstanding shares of capital stock of Bounty. The shares were restricted and contained a legend against transfer. The issuance of the shares was effected without registration in reliance upon the exemption available under Section 4 (2) of the Securities Act.

         On July 14, 1997, the Company acquired SCA, a privately held United States company, in a merger transaction in which SCA became a wholly owned subsidiary of the Company. In this transaction, the Company issued 1,549,172 shares in exchange for all of the issued and outstanding shares of capital stock of SCA. The shares were restricted and contained a legend against transfer. The issuance of the shares was effected without registration in reliance upon the exemption available under Section 4 (2) of the Securities Act.

         On August 28, 1997, the Company acquired Halliday Jones, a privately held United Kingdom company, in a purchase transaction in which Halliday Jones became a wholly owned subsidiary of the Company. In this transaction, the Company issued 425,478 shares and paid $7.4 million in cash for all of the issued and outstanding shares of capital stock of Halliday Jones and the repayment of its outstanding debt. The shares were restricted and contained a legend against transfer. The issuance of the shares was effected without registration in reliance upon the exemption available under Section 4 (2) of the Securities Act.


Item 6.  Exhibits and Reports on Form 8-K.

     (a) Exhibits

         The following schedule is filed as an exhibit to this report.

         27  Financial Data Schedule

     (b) Reports on Form 8-K

         (1)  Current Report on Form 8-K, filed on September 18, 1997

         (2)  Current Report on Form 8-K, filed on September 12, 1997

         (3)  Current Report on Form 8-K, filed on Agust 25, 1997

         (4)  Current Report on Form 8-K, filed on July 28, 1997

         (5)  Current Report on Form 8-K, filed on July 25, 1997

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                          SNYDER COMMUNICATIONS, INC.
                                  (Registrant)



Date:      November 13, 1997       By:  /s/ Michele D. Snyder
     -----------------------          -----------------------------
                                      Michele D. Snyder
                                      Vice Chairman, President and
                                      Chief Operating Officer
                                      (Duly Authorized Officer)

Date:      November 13, 1997            /s/ A. Clayton Perfall
     -----------------------          -----------------------------
                                      A. Clayton Perfall
                                      Chief Financial Officer
                                      (Principal Financial Officer)