Form 10-K405
period 1997-12-31
SNYDER COMMUNICATIONS INC
filed 1998-03-31
CIK 1017906

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

For the fiscal year ended December 31, 1997

                                      OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _____ to _____

                       Commission file number:  1-12145
                                                -------

                          SNYDER COMMUNICATIONS, INC.
            ------------------------------------------------------
            (Exact Name of Registrant as Specified in Its Charter)

          Delaware                                         52-1983617
-------------------------------                        -------------------
(State or Other Jurisdiction of                        (I.R.S. Employer
Incorporation or Organization)                         Identification No.)


             6903 Rockledge Drive, 15th Floor, Bethesda, MD 20817
             ----------------------------------------------------
                   (Address of Principal Executive Offices)

Registrant's telephone number, including area code:        (301) 468-1010
                                                           --------------

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

                ----------------------------------------------
                               (Title of class)

                ----------------------------------------------
                               (Title of class)

       Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No
                                              -----  -----

       Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

       The aggregate market value of the voting stock held by non-affiliates of the registrant as of March 13, 1998 was approximately $1,605,772,262.

       The number of shares outstanding of the registrant's Common Stock, $.001 par value, as of March 13, 1998 was 56,760,836 shares.

                      DOCUMENTS INCORPORATED BY REFERENCE

       Certain portions of the registrant's definitive proxy statement to be mailed to stockholders in connection with the registrant's annual stockholders' meeting to be held on May 6, 1998 ("Proxy Statement") are incorporated by reference into Part III of this Form 10-K.

                               TABLE OF CONTENTS


 ITEM                             DESCRIPTION                           PAGE
 ----                             -----------                           ----
                                    PART I

  1    Business                                                           1
  2    Properties                                                        11
  3    Legal Proceedings                                                 11
  4    Submission of Matters to a Vote of Securities Holders             11

                                    PART II

  5    Market for Registrant's Common Equity and Related
         Stockholder Matters                                             11
  6    Selected Financial Data                                           12
  7    Management's Discussion and Analysis of Financial
         Condition and Results of Operations                             15
  7A   Quantitative and Qualitative Disclosures about Market Risk        21
  8    Financial Statements and Supplementary Data                       22
  9    Changes in and Disagreements with Accountants on
         Accounting and Financial Disclosure                             54

                                   PART III

  10    Directors and Executive Officers of the Registrant               54
  11    Executive Compensation                                           54
  12    Security Ownership of Certain Beneficial Owners
          and Management                                                 54
  13    Certain Relationships and Related Transactions                   54

                                    PART IV

  14    Exhibits, Financial Statement Schedules, and Reports on
          Form 8-K                                                       54

  Signatures                                                             57

  Index to Exhibits                                                      58

                                    PART I

ITEM 1.  BUSINESS

GENERAL

     Snyder Communications, Inc. (the "Company") is a rapidly growing international provider of complete marketing solutions primarily to Fortune 500 size companies that outsource elements of their global sales and marketing efforts. The Company integrates its various capabilities, including its proprietary distribution channels, into innovative, value-added marketing programs that supplement its clients' sales and marketing activities. The Company identifies high value consumer segments; designs and implements marketing programs to reach them; initiates and closes sales on behalf of its clients; and provides customer care and retention services. The Company's resources include proprietary databases of targeted consumers and small businesses, database management services, proprietary product sampling programs and publications, sponsored information displays in proprietary locations, marketing program consultants, field sales and marketing representatives, inbound and outbound teleservice representatives, and direct mail and fulfillment capabilities. By expanding the range of its capabilities, its specialized distribution channels and its geographic presence, the Company seeks to provide a single source for its clients' outsourced sales and marketing needs.

      The Company's consolidated revenues, restated to include revenues from its acquisitions accounted for as poolings of interests for all reported periods, increased from $187.6 million in 1995 to $266.4 million in 1996, and to $333.4 million in 1997. Through December 31, 1997, substantially all of the Company's revenues have been generated from operations in the United States and the United Kingdom. In the first quarter of 1998, the Company established operations in continental Europe through an acquisition in France.

     The Company's clients primarily are global companies with large annual sales and marketing expenditures facing significant competitive pressures to retain or expand market share. The clients operate in various industries, including telecommunications, pharmaceuticals, consumer packaged goods, financial services and gas and electric utilities. Based on 1997 revenues, the ten largest clients of the Company, listed alphabetically, were Abbott Laboratories, Astra Pharmaceuticals, AT&T, Bayer, Bristol Myers Squibb, Hoechst Marion Roussel, Novartis Consumer Health, Pharmacia & Upjohn, Procter & Gamble and Wyeth-Ayerst. Most of these clients use the services of more than one of the Company's service groups.

     The Company's marketing programs utilize the resources of one or more of the Company's four service groups: Direct Services, Medical Services, Media and Sampling Services and Data Delivery Services. The integrated service offerings of the four service groups provide complete marketing solutions for the Company's clients. The Direct Services group's service offerings are designed to establish brand awareness for clients' products and to provide targeted customer acquisition and customer care and retention for the clients' customers. The Medical Services group specializes in establishing and monitoring marketing plans as well as face-to-face interaction with physicians or other healthcare providers to market clients' pharmaceutical products. The programs offered by the Media and Sampling Services group are designed to stimulate and create brand awareness for the clients' products. The Data Delivery Services group provides services that enable the Company's clients to target the right customers for their products and services. Prior to September 1996 when the Company completed its initial public offering of common stock, substantially all of the Company's capabilities were located in the United States and consisted of field sales representatives and teleservices associates in its Direct Services group and information displays and sampling pack programs in its Media and Sampling Services group. During 1997, the Company made strategic acquisitions to broaden the range of services it provides to clients and to expand geographically. To complement and supplement its existing management depth, the Company retained the key members of management of each of the acquired companies.

MARKETING OPPORTUNITIES

     The Company believes that it is well-positioned to capitalize on the following four commercial trends: (1) the outsourcing of marketing and sales functions; (2) globalization; (3) changes in the regulatory environment; and (4) increased demand for direct marketing services in the United Kingdom and Europe; and the following three demographic trends: (1) aging baby boomers; (2) increased multiculturalism; and (3) the increasing purchasing power of youth.

Commercial Trends

     Outsourcing. In recent years, many businesses have integrated outsourcers into their overall marketing strategies. The Company believes that, as more companies adopt capital saving strategies and focus on their core competencies, the demand for outsourced marketing services will increase. The Company believes that it is well-positioned to capitalize on the continued momentum of the corporate trend toward outsourcing. The Company also perceives that businesses value service providers who can provide them with a wide range of services, thereby lowering transaction costs. The Company believes that its recent acquisitions increase its competitive position by, among other things, expanding the type and scope of services the Company can offer its clients.

     Globalization. The vast majority of the Company's significant clients are companies that have international operations. The Company believes that these and other multinational companies will seek to do business with companies that can provide sales and marketing solutions that span national boundaries. The Company believes that its 1997 acquisitions of Brann Holdings Limited ("Brann"), Bounty Group Holdings Limited ("Bounty"), Halliday Jones Sales Limited ("Halliday Jones") and Rapid Deployment Group Limited ("RDL") significantly increased its ability to provide sales and marketing solutions to multinational clients. With the acquisition in the first quarter of 1998 of Publimed Promotions S.A. ("Publimed"), a Medical Services business located in France, the Company expanded its operations into continental Europe.

     Changes in the Regulatory Environment-Deregulation. The Company believes that there is a trend towards deregulation of industry in the United States and the United Kingdom. A typical result of deregulation is increased competition as companies seek to acquire market share. Deregulation often finds companies with less developed internal sales capabilities than are needed in the changing competitive environment. For example, telecommunications companies now actively compete for market share and market new services in markets newly opened by deregulation in that industry. Similarly, the more recent deregulation of the U.S. gas and electric utilities industries presents opportunities for companies in those industries to market their products directly to consumers who, historically, have had no choices among gas and electric service providers. The Company believes that, with its ability to provide integrated targeted marketing solutions, it is well-positioned to service the needs of firms which, as a result of deregulation, need rapidly implemented, sophisticated marketing capability. The Company believes that it is not only well-positioned to take advantage of the current deregulatory climate, but that it is also capable of responding to and benefiting from changing regulatory conditions. For example, the Company believes that the increased pace at which pharmaceuticals are approved will increase the number of products available to physicians and thereby increase the demand for the Company's medical detailing services.

     Increased Demand for Direct Marketing Services in the United Kingdom and Europe. Direct marketing activities, such as direct mail and teleservices, are not as prevalent in the United Kingdom and Europe as they are in the United States. The Company believes that there will be strong growth in the demand for direct marketing services in both the United Kingdom and Europe during the next few years. The Company believes that its existing United Kingdom infrastructure and capabilities and its expansion into continential Europe in the first quarter of 1998 along with the Company's direct marketing experience will enable the Company to capitalize on this demand.

Demographic Trends

     Aging Baby Boomers. According to population projections prepared by the U.S. Bureau of the Census which are based in part on 1990 census data ("Census Bureau Population Projection"), in 1997 there were approximately 71.1 million people who were 50 years or older in the United States. The 50 years and older age group is the fastest growing age group in the United States, and it is projected to grow by approximately 36% through the year 2010 according to the Census Bureau Population Projection. A number of the Company's marketing programs are designed to target this affluent population sector. The Company's demographic marketing database includes valuable data about aging baby boomers and other potential customers in this population sector that will assist the Company in designing marketing programs to reach the 50 years and older age group.

     Increased Multiculturalism. Multicultural populations are growing much more rapidly than the overall population. According to the Census Bureau Population Projection, there were approximately 10.1 million Asian/Pacific Islanders living in the United States during 1997 and that group is expected to grow approximately 51% by the year 2010. In 1997, there were approximately 28.7 million Hispanics living in the United States and that group is expected to grow approximately 43% by the year 2010 according to the Census Bureau Population Projection. In contrast, the total population in the United States is expected to grow approximately 11% by the year 2010. The Company reaches the rapidly growing multicultural populations through bilingual field sales and teleservices representatives in the Direct Services group and through targeted sampling programs, proprietary publications and WallBoard(R) information displays specifically designed by the Media and Sampling Services group to address the needs of the multicultural population.

     Increasing Purchasing Power of Youth. The Company believes that the size, sophistication and buying power of the youth market make it an attractive marketing opportunity for its clients. The Company believes that today's youth are well-educated and highly discriminating consumers who are making increasingly independent purchasing decisions. According to SVP Market Research, teens influence approximately $250 billion in spending each year. Teens influence family purchases of both disposable goods and big-ticket items. They also influence how families spend their leisure time and money. Through the integration of its data delivery services, creative/direct response services and targeted product sampling programs, the Company has a broad offering of youth-oriented marketing programs.

SERVICES

     The Company's marketing programs utilize the resources of one or more of the Company's four service groups, depending on the client's needs. The Company's four service groups are: Direct Services, Medical Services, Media and Sampling Services and Data Delivery Services.

     DIRECT SERVICES. The Direct Services group provides strategic planning and creative services, establishment of brand awareness for clients' products, teleservices, face-to-face field sales, database mailings and return-on-investment evaluation. Through 1997, direct services in the United States consisted primarily of face-to-face field sales and teleservices directed at multicultural residential and small business customers. Brann, which was acquired by the Company in March 1997, provides strategic planning, creative, teleservices, database mailings and return on investment evaluation to its clients in the United Kingdom. In January 1998, the Direct Services group began providing strategic planning, creative, database mailings and return on investment evaluation in the United States and face-to-face field sales in the United Kingdom.

     Strategic Planning/Creative Services. The Company's goal in strategic planning is to become a partner in the direct marketing and customer development process of its clients. The strategic planning and management services provided include creating strategic marketing plans, analyzing market information, defining target audiences, planning and purchasing media campaigns, and managing marketing campaigns. The creative services unit aims to develop in conjunction with the client the ideas and content to execute the client's marketing campaign. Creative services for a particular client might include the creation and execution of a direct mail campaign, the creation of insert or door drop pieces, the development of sales literature, videos or media advertising, or the development of new media applications, such as web sites and CD-ROMs.

     Establishment of Brand Awareness. Consumer research and brand development focus groups are conducted to determine how to achieve or maintain a high profile position in the market place for the client's brand. The client's brand is tested on existing and prospective customers prior to developing a full creative campaign. The Company believes that brand awareness is essential to increasing purchasing frequency of the brand and creating loyal customers.

     Teleservices. Prospective customers may also be contacted by telephone. The Company's U.S. teleservices associates, almost all of whom are bilingual, use an internally prepared sales script to market the client's products or services. Teleservices associates in the Company's U.S. call centers use a computerized call management system that employs state-of-the-art call routing and predictive dialing technologies. As of December 31, 1997, the Company had a total of 329 call stations and approximately 450 teleservices associates in the United States. The Company's 200-work station call center in Bristol, England provides teleservices for its European clients. In contrast to the United States, where teleservices are generally outbound, in the United Kingdom teleservices are mostly inbound focusing more on customer assistance and follow-up than on customer acquisition. There are approximately 310 teleservices employees in the U.K. call center.

     Field Sales. Using field sales (face-to-face) and event marketing, the Company's field sales representatives make face-to-face contact with potential customers at the customers' homes or offices and at local cultural events.
Field sales representatives who are targeting consumer residential customers focus their sales efforts on event marketing, mainly at fairs, festivals and shopping malls. Field sales representatives who are targeting business customers typically call on small businesses either on a "cold call" basis or, increasingly, from leads generated by the Company's direct mail or telemarketing efforts. The productivity of the field sales representatives is enhanced by the fact that they generally live in the area in which they are soliciting business. The Company's field sales representatives currently market in 12 different languages, and well over half of the Company's U.S. field sales representatives are bilingual. As of December 31, 1997, the Company had over 1,800 field sales representatives working in its Direct Services group in 35 offices in 11 U.S. states.

     Database Mailings. For database mailings, the Company assumes responsibility for the editorial content and graphic design of the direct mail pieces, arranges for the mailings to be printed, executes the direct mail campaign and handles inbound responses to the mailings through its teleservices facilities. The responses to the database mailings are input into the Company's demographic marketing database and provide leads for field sales and teleservices representatives. In the United Kingdom, the printed communications unit supports the marketing efforts of the Company through its printing capabilities. However, less than half of the direct mail pieces, inserts, sales literature and other printed material produced for the Company's clients is printed by the printed communications unit; the remaining material is printed either by outside vendors or the group's clients.

     Return-on-Investment Evaluation. In addition to creating and executing strategic marketing plans for its clients, the Company also analyzes market information and defines the clients' target audiences in order to provide an ongoing evaluation to the client of the performance of the marketing campaign in achieving its goals. The Company recognizes that its clients' marketing needs are dynamic, and through the analysis of the effectiveness of the marketing plan, the Company strives to provide its clients with a real-time evaluation of the clients' return-on-investment in the Company's services.

     The Company's contracts with some of its Direct Services clients are multi-year contracts, with certain early termination rights, under which the Company is paid only for successful performance. The Company's principal contracts in the Direct Services group limit the ability of the Company to, or prevent the Company from, working for the clients' competitors during the term of the contract and, in some cases, for a defined period after termination.

     During 1997, the Direct Services group marketed long-distance telecommunications on behalf of AT&T, and AT&T accounted for 19% of the Company's 1997 revenues. In December 1997, the Company elected not to renew its contracts with AT&T. In November 1997, the Company entered into a three-year contract with another telecommunication client to provide face-to-face and outbound telemarketing services targeted at residential users of long distance and local services, with a focus on the multicultural portion of that market.

     MEDICAL SERVICES. As of December 31, 1997, the Medical Services group consists of the business operations acquired during 1997 in the acquisitions of MMD, Inc. ("MMD"), Halliday Jones, RDL and PharmFlex, Inc. ("PharmFlex"). The Medical Services group uses field sales to obtain customers for the Company's pharmaceutical clients through a process known as "detailing."

     Pharmaceutical detailing entails a presentation to a physician by a field representative during which the features and benefits of a drug are discussed and product literature and samples are provided to the physician. The Company focuses its direct detailing and selling on physicians, pharmacists and long-term care facilities. The Medical Services group uses the services of over 3,000 field representatives and managers located throughout the United States and the United Kingdom, who operate both as independent contractors and as full- and part-time employees. The Company is typically paid based on "completed calls." A completed call is generally defined as a face-to-face meeting by a field representative with a physician. At any particular time, each field representative typically details one or more pharmaceutical products on behalf of one or more clients. The Company seeks to hire individuals with medical or scientific backgrounds as its field representatives. More specifically, most of the field representatives have experience in sales of pharmaceutical products. In addition, each field representative undergoes specialized training before providing detailing services on behalf of clients in order to familiarize himself or herself with the products being detailed. The Medical Services group also assists its clients with establishing marketing plans, targeting specific markets and evaluating sales performance.

     The Company's contracts for its Medical Services range from six months to three years in duration, and many are subject to termination by the client upon short notice. Generally, each Medical Services client contract provides for the detailing of between one and three pharmaceutical products. Such contracts provide for payment based on each completed call by a field representative.

     MEDIA AND SAMPLING SERVICES. The Media and Sampling Services group uses WallBoard(R) and other information displays, proprietary sample pack distribution channels and proprietary publications to reach potentially high-value market segments at the time that the targeted customers are most likely to use the products. During 1997, the Company expanded its Media and Sampling Services group through the acquisitions of Sampling Corporation of America ("SCA"), Bounty and GEM Communications, Inc. ("GEM"). In particular, the Company's sampling capacity was dramatically increased through the acquisitions of SCA and Bounty.

     Information Displays. WallBoards(R) are framed information and advertisement displays that are mounted on a wall. WallBoards(R) present educational, editorial and product information targeted to specific user groups. They are located in areas where the targeted customers are likely to be waiting for a service, such as the offices of specialty health-care providers, child-care centers and corporate airport terminals. Most of the Company's WallBoards(R) are strategically located to provide information to targeted consumers at a time when the customers are likely to be interested in receiving information and trying new products. Each WallBoard(R) location is available only to the Company under a two- or three-year exclusive agreement, with automatic renewal provisions. WallBoard(R) locations provide the WallBoard(R) free of charge because of its perceived benefit to the targeted audience. Two examples of the Company's WallBoard(R) information displays are the Heart Health WallBoard(R), which targets cardiology patients, and the Your Kids WallBoard(R), which targets working parents. Sponsors of the Company's WallBoard(R) information displays include, alphabetically, Gerber, Hoechst Marion Roussel, Kellogg and Quaker Oats. Each of the WallBoard(R) sponsors has "category exclusivity" for their product in their program. The Company also has information centers located in approximately 6,500 retail outlets. The information centers are displays which include pockets for take-one literature, tear-off pads for the distribution of rebate offers and recipes, mini-posters which contain consumer information and commercial messages, and free ad cards for individuals to offer products or services.

     To enhance the editorial quality of its WallBoards(R), the Company has also established alliances with associations that specialize in the targeted areas, such as the American Heart Association, the National Child Care Association, the Arthritis Foundation and the Children's National Medical Center. As of December 31, 1997, there were 15 different WallBoard(R) programs as well as the information centers displayed in approximately 35,000 locations throughout the United States.

     Sample Packs. Sample packs are small cardboard boxes or bags containing a variety of sample products, coupons and literature. They are given away for free in areas where targeted customers are frequently present, such as fitness centers, college dormitories, child-care centers, the offices of specialty health-care providers and hospital maternity wards. Participating locations sign a two- or three-year exclusivity agreement stating that the pack will be the only sampling program allowed at the location during that time. Similar to WallBoards(R), sample packs distribute products and information to targeted customers at a time when they are usually most interested in trying new products. Three examples of the Company's sample pack programs are the New Member Pack, which is distributed at fitness centers, the Diabetes Pack, which is distributed to diabetes patients by specialty health-care providers, and the New Mom Giftpax, which is distributed to new mothers in hospital maternity wards.

     As with its WallBoard(R) programs, the Company is able to leverage its alliances with leading associations, such as the American Diabetes Association, which has permitted the Company to print the association's logo on the outside of the Diabetes Pack, and the Arthritis Foundation, which has permitted the Company to print the foundation's logo on the Arthritis Pack. As of December 31, 1997, there were ten different Company-administered sample pack programs, and approximately 12.7 million sample packs were distributed in Company-administered programs during 1997. Sponsors of the Company's sample packs include, alphabetically, Kellogg, Kraft, Reckitt & Colman and Ross/Abbott Labs.

     SCA is a U.S. provider of targeted product sampling programs for packaged goods manufacturers, with distribution channels that include over 150,000 separate locations reaching primary and secondary schools, daycare/preschool centers, colleges and immigrant organizations. SCA provides access to a variety of target audiences, including working mothers, teens in junior high and high school, 18-25 year old college and junior college students, African American teens, Hispanic teens and immigrants. During 1997, SCA used over 100 distribution centers to deliver approximately 200 million program elements. SCA's distribution channels currently include approximately 82,000 day care centers and pre-schools, approximately 84,000 primary and secondary schools, and approximately 16,000 immigrant centers and other locations. Collectively, the various divisions of Procter & Gamble currently constitute the principal sponsors of SCA's programs. Other sponsors include, alphabetically, Clorox, Helene Curtis and Lever Brothers.

     Bounty is a U.K.-based provider of targeted product sampling services and proprietary health-oriented publications to expectant mothers, new mothers and parents of toddlers in the United Kingdom and The Republic of Ireland. Bounty conducts three primary sampling programs: its Mother-to-Be Program, reaching approximately 600,000 expectant mothers each year in the United Kingdom, its New Mother Program, reaching approximately 700,000 mothers each year within three days of their babies' birth, and the Baby's Progress Program, reaching approximately 500,000 mothers with babies over three months old. Approximately 260 part-time distributors distribute sample packs to the expectant mothers and new mothers, with revenues based on the number of samples packed and distributed. Sponsors of Bounty's programs include, alphabetically, Cow & Gate Nutricia, H.J. Heinz, Johnson & Johnson and Procter & Gamble.

     The marketing value of Bounty's program is enhanced by long-term marketing contracts with the hospitals in which it operates. These contracts give Bounty distributors the opportunity to personally call on each new mother at the hospital, hand each new mother a sample pack and obtain marketing data from each new mother. Through its programs, the Company estimates, based on census data, that it reaches approximately 95% of all new parents in the United Kingdom.

     Proprietary Publications. To enhance the value of sample packs to recipients, as well as to provide an additional source of revenue to the Company and an additional means of collecting data, the Company also includes proprietary literature in its sample packs and on WallBoards(R). The proprietary literature contains information, coupons and advertisements relevant to the targeted consumer market.

     As a part of multiple-client, theme-based sample packs, SCA distributes proprietary literature designed for the targeted consumer group that receives each sample pack. These digest-sized booklets or magazines contain consumer-relevant articles in addition to coupons and advertisements. The publications are distributed as a part of programs targeting high school teens each spring and fall, working mothers close to Mothers Day, elementary school parents each spring and fall, Hispanic elementary school parents each spring and fall, and college students each fall.

     Bounty also distributes proprietary publications as a part of its sampling program. The Company publishes three titles: The Bounty Pregnancy Guide, The Bounty Baby Care Guide and The Bounty Infant Health and Feeding Guide. In addition, the Company publishes hospital information booklets on behalf of nearly 150 maternity hospitals for distribution to expectant mothers. The publications are funded through advertisements and are distributed free of charge.

     Services to the Pharmaceutical Industry. Through GEM, the Company provides communications and marketing services to the pharmaceutical industry. Its primary activity is the development and implementation of educational marketing programs targeted to doctors, nurses and pharmacists. GEM also offers clients market research and analysis, strategic planning, sales force training and promotional services. More than 50% of GEM's revenues are generated by educational literature and slide kits, clinical simulations and the serial publications that it produces and provides to healthcare professionals, all of which are developed by physicians and sponsored by medical and educational institutions. GEM's major clients include Hoechst Marion Roussel, Glaxo Wellcome and Janssen Pharmaceutica.

     DATA DELIVERY SERVICES. The Data Delivery Services group develops and maintains demographic marketing databases that include data on approximately 46 million individuals and two million small businesses in the United States. Because the Data Delivery Services group's databases are owned by the Company, it is able to utilize the databases for multiple client contracts and at various purchase points in a customer's life cycle. The databases have been used to support the Direct Services and Media and Sampling Services groups' marketing efforts.

     The Data Delivery Services group was established and the Company's data delivery services were significantly expanded through the acquisition of American List Corporation ("American List") in July 1997. American List has compiled databases of more than 30 million individuals in the United States and markets lists of high school students, college students, pre-school through junior high school students, young adults and religiously and ethnically distinct individuals. The primary customers of such lists are list brokers, advertising agencies and end-users employing direct mail and telemarketing advertising campaigns. The Company's pre-existing database of more than 18 million names, which was developed by the Direct Services group, is now being managed by the Data Delivery Services group.

     The Company's acquisition of Bounty added another new capability to the Data Delivery Services group. Using the contacts with new mothers in its sampling programs as a base, Bounty has constructed a database which it estimates covers over 92% of all new mothers in the United Kingdom. Though the database contains approximately 4.6 million records, Bounty has not yet attempted to widely market the database to outside parties. The Company believes that by using its experience in marketing valuable database assets it will be able to profitably commercialize the Bounty database. While Bounty has granted category exclusivity to certain users of its database, such as Procter & Gamble, the database can be used to market other products to new mothers. For example, the Company believes that Brann's existing clients in the automotive and financial services industries could benefit from access to Bounty's database. In the United Kingdom, Brann's database management unit, which consists of approximately 100 employees, builds and runs customer information systems, databases and direct marketing systems for the Company's clients on dedicated computer hardware housed in its facilities. These databases have been used to support the Company's U.K. marketing efforts and to deliver direct mail pieces to targeted markets.

     RECENT DEVELOPMENTS

     In January 1998, the Company expanded its Direct Services group with the acquisition of Blau Marketing Technologies, Inc. ("Blau"), a U.S.-based provider of direct marketing services. Blau provides strategic consulting, creative services, program design and implementation, consumer database management, response tracking and analysis and production management to large national and international corporations in the financial services, technology, retail, telecommunications and utilities industries, such as, listed alphabetically, IBM, NationsBank, Sears and VISA.

     In the initial stages of the development of a direct marketing program, through its strategic consulting creative services, Blau assists the client in assessing its business, profit and sales objective, defining the target market and developing a marketing plan to achieve those objectives. Blau's creative staff develops the marketing message, produces the art and images, and designs the direct marketing materials. Blau's media and research staff designs, produces and executes the client's direct marketing program using qualitative and quantitative market research techniques, statistical modeling and analysis of demographic segments.

     Blau also maintains databases for use by its clients. The database can utilize client, customer and prospect data to create statistical models of target customers for direct marketing programs. Blau uses response tracking and analysis to facilitate program evaluation and to improve future program performance for its clients, which the Company believes enhances its ability to develop highly effective direct marketing programs. Blau manages the production of the direct marketing materials. Blau's production managers maintain relationships with many specialized vendors with whom they contract for printing, computer personalization and mailing services. In 1997, Blau managed the design, production and mailing of more than 365 million direct marketing pieces with more than 1.7 billion individual components.

     In February 1998, the Company again expanded its Medical Services group with the acquisitions of Health Products Research, Inc. ("HPR"). HPR provides strategic and tactical sales force market planning and evaluation services, including sales marketing resource allocation, sales force planning and the integration and evaluation of sales and marketing promotions, to more than 100 pharmaceutical and medical device manufacturers. HPR developed and uses for its clients the Promotion Real-time Operating Models (PROM/SM/) as an analytical system which aims to provide a comprehensive understanding of the sales dynamics of an individual pharmaceutical product or medical device. PROM/SM/ consists of a family of statistical and mathematical models which relate a product's sales to a structure of all market factors, their respective dynamics and interactions. The relationship is then analyzed individually for each doctor using the product class.

     In March 1998, the Company acquired Publimed and Arnold Communications, Inc. ("Arnold"). Publimed, headquartered in France, expands the Company's presence in continental Europe and further enhances its Medical Services group. Publimed provides pharmaceutical sales and marketing services to many of the world's leading pharmaceutical manufacturers, including Procter & Gamble, Johnson & Johnson and Whitehall.

     Arnold is a full-service marketing communications firm based in Boston, Massachusetts, with offices in Washington, D.C. and 11 other U.S. cities. Arnold provides creative services, direct marketing, new media marketing, database management services and full-service public relations for its clients, which include Volkswagen, McDonald's and Bell Atlantic.

COMPETITION

     The industry in which the Company operates is very competitive and highly fragmented. The Company competes with other outsourced marketing services firms. Many of the other firms offer a limited number of services within a limited geographic area, but there are several participants whose businesses tend to be national or international and offer a broad array of marketing services. The competitors include, listed alphabetically, Abacus Direct, Cendant Corporation, Ogilvy & Mather Direct, Quintiles Transnational Corporation, Sitel, WWAV Rapp Collins and Wunderman Cato Johnson. The Company believes that certain competitors may have capabilities and resources comparable to and in certain respects greater than those of the Company. The Company also competes with the internal marketing capabilities of its clients and potential clients as well as with providers of other forms of advertising and marketing media, such as radio and television. In addition, many of the Company's initial sources for names in its databases could also be available to a competitor wishing to develop a data delivery business.

     The Company believes that it competes primarily on the basis of its ability to provide clients with complete marketing solutions to their sales and marketing needs; its proprietary databases; its demonstrated ability to attract customers; its reputation for quality; price; its geographic presence with regard to field sales, information displays and sample packs; its creative and consulting expertise; and its technological expertise.

SEASONALITY

     Various aspects of the Company's business are subject to seasonal variation. However, the Company believes that the seasonality of the various aspects of its business are not coincident, such that on an aggregate basis the Company's business is not subject to significant seasonal variation.

REGULATION

     The Company's business conducted in the U.S. is subject to various federal and state laws and regulations. Certain portions of the Company's industry have become subject to an increasing amount of federal and state regulation in the past five years. The Federal Communications Commission (the "FCC") rules under the Federal Telephone Consumer Protection Act of 1991 limit the hours during which telemarketers may call consumers and prohibit the use of automated telephone dialing equipment to call certain telephone numbers. The Federal Telemarketing and Consumer Fraud and Abuse Protection Act of 1994 (the "TCFAPA") broadly authorizes the Federal Trade Commission ("FTC") to issue regulations prohibiting misrepresentation in telephone sales. In August 1995, the FTC issued regulations under the TCFAPA which, among other things, require telemarketers to make certain disclosures when soliciting sales. The Company believes its operating procedures comply with the telephone solicitation rules of the FCC and FTC. However, there can be no assurance that additional federal or state legislation, or changes in regulatory implementation, would not limit the activities of the Company or its clients in the future or significantly increase the cost of regulatory compliance.

     A number of states have enacted or are considering enacting legislation to regulate telephone and door-to-door solicitations. For example, telephone sales in certain states cannot be final unless a written contract is delivered to and signed by the buyer, and such a contract may be canceled within three business days. Other states require third-party verification for door-to-door solicitation.

     Several of the industries in which the Company's clients operate are subject to varying degrees of governmental regulation, particularly the telecommunications, pharmaceuticals and healthcare industries. Generally, compliance with these regulations is the responsibility of the Company's clients. However, the Company could be subject to a variety of enforcement or private actions for its failure or the failure of its clients to comply with such regulations.

     One of the significant regulations of the FCC applicable to long distance carriers, including the Company's telecommunication clients, prohibits the unauthorized switching of subscribers' long distance carriers, known in the industry as "slamming." A fine of up to $100,000 may be imposed by the FCC for each instance of slamming. In order to prevent unauthorized switches, federal law requires that switches authorized over the telephone, such as through the Company's teleservices, be verified contemporaneously by a third party. The Company believes its procedures comply with this third-party verification requirement.

     Third-party verification generally is not required for switches obtained in person, such as those obtained by members of the Company's Direct Services field sales force. The Company's training and other procedures are designed to prevent unauthorized switching. However, as with any field sales force, the Company cannot completely ensure that each employee will always follow the Company's mandated procedures. Accordingly, it is possible that employees may in some instances engage in unauthorized activities, including slamming. The Company investigates customer complaints reported to it by its telecommunications clients and reports the results to its clients. To the Company's knowledge, no formal FCC complaint has been brought against the Company or any of its clients as a result of the Company's services, although the Company believes that the FCC is examining the sales activities of long distance telecommunications providers, including the Company's clients and the activities of outside vendors, such as the Company, used by such providers. If any complaints were brought, the Company's client might assert that such complaints constituted a breach of its agreement with the Company and, if material, seek to terminate the contract. If such complaints resulted in fines being assessed against a client of the Company, the client could seek to recover such fines from the Company. Any amounts recovered from the Company would reduce the Company's net income.

     In connection with the handling and distribution of samples of pharmaceutical products, the Medical Services group is subject to regulation by its clients, the Prescription Drug Marketing Act of 1987 and other applicable federal, state and local laws and regulations in the United States and certain regulations of the United Kingdom, France and the European Union. Pharmaceutical companies and the health care industry in general are subject to significant U.S. federal and state, U.K., French and European Union regulation. In particular, regulations affecting the pricing or marketing of pharmaceuticals could make it uneconomic or infeasible for pharmaceutical companies to market their products through medical marketing detailers. Other changes in the domestic and international regulation of the pharmaceutical industry could also have a material adverse effect on the Medical Services group.

     Two bills introduced in the last session of Congress included provisions requiring parental consent to any sale of lists of minors. Though neither of these bills was reported out of committee, there can be no assurance that similar legislation will not be passed in the future at the federal or state level. Any substantial legal restriction on the use or sale of marketing lists could have a material adverse effect on the Company's results of operations.

     The uncertainty of the regulatory environment is increased by the fact that the Company generates and receives data from many sources. As a result, there are many ways both domestic and foreign governments might attempt to regulate the Company's use of its data. Any such restriction could materially adversely affect the Company's financial condition and results of operations.

     The services offered by the Company outside the United States may be subject to certain regulations of the United Kingdom, France and the European Union, including regulations relating to inbound and outbound teleservices, advertising content, promotions of financial products, activities requiring customers to send money with mail orders and the maintenance and use of customer data held on databases. In addition, Brann's printing facility is subject to certain environmental regulations regarding the storage and disposal of certain chemicals involved in the printing process. The Company believes that its operations outside the United States are substantially in compliance with applicable regulations. There can be no assurance, however, that additional U.K., French or European Union legislation, or changes in the regulatory implementation, would not limit the Company's international activities or significantly increase the cost of regulatory compliance.

EMPLOYEES

     As of December 31, 1997, the Company used the services of over 5,000 full-time employees. Approximately 50 employees in the Direct Services group, primarily in Brann's print shop unit, are covered by a collective bargaining agreement with the Graphical Paper and Media Union which expires on April 24, 1998. Except at Brann, the Company has never experienced a work-related stoppage, and Brann has not experienced a work-related stoppage for more than 20 years. The Company believes its relations with its employees, both unionized and nonunionized, are satisfactory.

ITEM 2.  PROPERTIES

     The Company's corporate headquarters are located in Bethesda, Maryland in leased facilities consisting of approximately 68,800 square feet of office space. The term of the lease, as amended, expires in November 2002 with respect to substantially all of the space. The Company leases approximately 35,400 square feet of office space in Rockville, Maryland, and this location includes 329 call stations. The Company also leases facilities for the Medical Services group in New York City and Reading and Winchester, U.K., for the Data Delivery Services group in Mineola, New York, for the Media and Sampling Services group in Glenview, Illinois, Flemington, New Jersey, Norwalk, Connecticut, Knoxville, Tennessee and Frederickson, Missouri and for its field sales offices.

     Bounty is headquartered in Diss, England, where it owns an office and warehouse complex. Bounty also owns land next to the Diss facility, which can be used for expansion.

     Brann conducts its operations principally out of three facilities in Cirencester, England and one facility in Bristol, England. In Cirencester, the Company owns two facilities which are primarily used for office space and also as warehouse space. The other facility in Cirencester is leased with a term extending to June 2007, except for certain office space and a garage which are leased with terms expiring in April or September 1998. The Bristol facility is leased for a period expiring in September 2014, with an option to terminate upon 12 months notice by the Company in 2009.

     The Company believes that its current facilities are adequate for its current operations.

ITEM 3.  LEGAL PROCEEDINGS

     From time to time, the Company is involved in litigation incidental to its business. In the opinion of the Company, no pending or threatened litigation of which the Company is aware has had or is expected to have a material adverse effect on the Company's results of operations, financial condition or liquidity.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

  No matters were submitted to a vote of security holders during the quarter ended December 31, 1997.


                                    PART II


ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

  On September 30, 1996 the Company completed the initial public offering of its common stock, par value $.001 per share, at an initial public offering price of $17.00 per share. The Company's common stock trades on the New York Stock Exchange ("NYSE") under the symbol SNC. The following table sets forth, for the periods indicated, the high and low closing sales prices per share as reported on the NYSE.

                        1996            High      Low
                        ----          --------  -------

                    Fourth Quarter    $ 29 1/8  $19 1/2

                        1997
                        ----
                    First Quarter       32 1/2   23 1/2
                    Second Quarter      28       20 5/8
                    Third Quarter       31 1/16  24
                    Fourth Quarter      37 1/4   28

     The closing sales price for the Company's common stock on March 13, 1998 was $43 7/8, and there were approximately 310 record holders and 8,100 beneficial owners of the Company's common stock as of that date.

     The Company currently intends to retain future earnings to finance its growth and development and therefore, does not anticipate paying any cash dividends in the foreseeable future. Payment of any future dividends will depend upon the future earnings and capital requirements of the Company and other factors which the Board of Directors considers appropriate.

     On November 25, 1997, the Company acquired GEM, a privately held company, in a merger transaction in which GEM became a wholly owned subsidiary of the Company. In this transaction, the 1,000 outstanding shares of GEM common stock were converted into 723,794 shares of the Company's common stock. The shares of common stock were restricted and legended against transfer. The issuance of the shares of common stock was effected without registration in reliance upon the exemption available under Section 4(2) of the Securities Act of 1933, as amended (the "Securities Act").

     On November 28, 1997, the Company acquired RDL, a privately held United Kingdom company, in a share exchange in which RDL became a wholly owned subsidiary of the Company. In this transaction, the 9,049 outstanding ordinary shares of RDL were converted into 768,726 shares of the Company's common stock. The shares of common stock were restricted and legended against transfer. The issuance of the shares of common stock was effected without registration in reliance upon the exemption available under Section 4(2) of the Securities Act.

     On December 5, 1997, the Company acquired PharmFlex, a privately held company, in a merger transaction in which PharmFlex became a wholly owned subsidiary of the Company. In this transaction, the 1,100 outstanding shares of PharmFlex common stock were converted into 1,188,164 shares of the Company's common stock. The shares of the Company's common stock were restricted and legended against transfer. The issuance of the shares of the Company's common stock was effected without registration in reliance upon the exemption available under Section 4(2) of the Securities Act.

ITEM 6. SELECTED FINANCIAL DATA

  During 1997, the Company acquired MMD, Brann, American List, SCA, Bounty, GEM, RDL and PharmFlex in transactions accounted for as poolings of interests for financial reporting purposes. The following table sets forth selected financial data as of and for each of the years in the five-year period ended December 31, 1997 after giving effect to all of the transactions accounted for as poolings of interests. The table below gives effect to all of the pooling of interests transactions as if they had occurred on January 1 of each period presented. The table also sets forth unaudited pro forma income statement data for each of the five years ended December 31, 1997, which gives pro forma effect to federal and state income taxes as if all operations of the Company were subject to such taxes for all periods presented. The historical income statement data for each of the three years ended December 31, 1997 and the balance sheet data as of December 31, 1996 and 1997 are derived from the audited Consolidated Financial Statements of the Company. All other income statement and balance sheet data are derived from unaudited Consolidated Financial Statements of the Company and in the opinion of Management include all adjustments, consisting of normal and recurring adjustments, which are necessary to present fairly the results of operations and financial position of the Company for each period presented. The following selected financial data should be read in conjunction with Management's Discussion and Analysis of Financial Condition and Results of Operations and the Consolidated Financial Statements and notes thereto included elsewhere in this Form 10-K.


                                                       FOR THE YEARS ENDED DECEMBER 31,
                                        ---------------------------------------------------------------
                                            1993          1994         1995         1996        1997
                                        -------------  -----------  -----------  ----------  ----------
                                         (UNAUDITED)   (UNAUDITED)
                                                   (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
INCOME STATEMENT DATA:(1)(2)

 Net revenues..........................      $49,861     $121,332     $187,619    $266,374    $333,352

 Acquisition and related costs(3)......           --           --           --          --      39,430

 Income (loss) before extraordinary
  item.................................        5,971       13,182       18,349      17,318      (6,003)

 Extraordinary item(4).................           --           --           --      (1,215)         --

 Net income (loss).....................      $ 5,971     $ 13,182     $ 18,349    $ 16,103    $ (6,003)
                                             =======     ========     ========    ========    ========

 Diluted net income (loss)
  per share(6).........................      $  0.15     $   0.31    $    0.41    $   0.36    $  (0.12)
                                             =======     ========     ========    ========    ========

Unaudited:
 Pro forma net income (loss)(5)........      $ 5,572     $ 11,475     $ 15,298    $ 12,219    $ (8,170)
                                             =======     ========     ========    ========    ========

 Pro forma diluted net income (loss)
  per share(6).........................      $  0.14     $   0.27     $   0.34    $   0.27    $  (0.17)
                                             =======     ========     ========    ========    ========

 Pro forma net income before
  extraordinary item and excluding
  acquisition and related costs........      $ 5,572     $ 11,475    $ 15,298    $ 13,434     $ 26,938
                                             =======     ========     ========    ========    ========

 Pro forma diluted net income
  per share before extraordinary
  item and excluding acquisition
  and related costs(6).................      $  0.14     $   0.27    $   0.34    $   0.30     $   0.54
                                             =======     ========     ========    ========    ========

 Shares used in computing per share
  amounts(6)...........................       40,238      41,904       44,742      45,350       49,286

                                                              AS OF DECEMBER 31,
                                        ---------------------------------------------------------------
                                            1993          1994         1995         1996        1997
                                        -------------  -----------  -----------  ----------  ----------
                                        (UNAUDITED)    (UNAUDITED)
                                                                   (IN THOUSANDS)
Balance Sheet Data:(1)(2)

 Total assets..........................      $31,452     $ 73,032     $110,375    $169,873    $244,211

 Long-term debt(7).....................        3,615       16,848       31,430      29,352       5,197

 Total equity..........................       11,525       19,966       23,246      64,278     151,654

(1) Prior to the consummation on September 24, 1996 of the reorganization (the "Reorganization") in which the Company acquired all of the limited partnership interests in Snyder Communications, L.P. (the "Partnership") and all of the issued and outstanding stock of the corporate general partner, Snyder Marketing Services, Inc. ("SMS"), the operations of the Company were conducted through the Partnership. The Partnership was owned 63.85% by SMS and 36.15% by the limited partners. The Reorganization resulted in the stockholders of SMS exchanging 100% of their SMS stock for the Company's common stock simultaneously with the limited partners exchanging their limited partner interests in the Partnership for the Company's common stock. After the Reorganization, the Company owned 100% of the stock of SMS and, directly and indirectly through its ownership of SMS, 100% of the interest of the Partnership. Because of the continuity of ownership, the Reorganization was accounted for by combining the assets, liabilities, and operations of SMS, the Partnership and the Company at their historical cost basis. Accordingly, for the periods prior to the Reorganization, the income statement and balance sheet data include a combination of the accounts of SMS and the Partnership.

     Prior to its acquisition by the Company, American List had a fiscal year that ended in February. The accompanying balance sheet data as of December 31, 1993, 1994, 1995 and 1996 reflects the combination of American List's accounts as of the following February month-end while the income statement data for each of the four years ended December 31, 1996 reflects the combination of American List operations for the twelve months that end in the February following the respective income statement date.

(2) On January 25, 1994, Brann acquired all of the issued and outstanding common stock of Brann Limited in a transaction accounted for as a purchase, while on August 24, 1995, Bounty acquired all of the outstanding common stock of Bounty Limited in a transaction accounted for as a purchase. Accordingly, financial data for Brann is included only for periods from January 26, 1994, and financial data for Bounty is included only for periods from August 25, 1995.

(3) The $39.4 million includes $34.1 million in costs directly related to the consummation of the Company's acquisitions accounted for as poolings of interests. These costs include primarily investment banking fees, other professional service fees, certain United Kingdom excise and transfer taxes, as well as a non-cash charge of $9.1 million related to the accelerated vesting of options held by Brann employees. The remaining $5.3 million consists of the write-off of deferred license fees and the accrual of a liability expected to resolve outstanding litigation. Both the write-off of the deferred fees and the accrual of the liability were recorded due to changes in fact which resulted from the Company's acquisitions.

(4) An extraordinary item was recorded in conjunction with the early redemption of subordinated debentures which were due to related parties. The extraordinary item is net of a $0.8 million tax benefit and consists of prepayment penalties and the write-off of unamortized discount and debt issuance costs.

(5) Prior to the Reorganization, the Company's principal operations were not subject to federal or state corporate income taxes. Similarly, prior to their respective acquisitions, MMD, GEM, PharmFlex and SCA's principal operations were not subject to federal or state income taxes. The pro forma provision for income taxes is calculated as if the Company, MMD, GEM, PharmFlex and SCA had been taxable C corporations for each of the periods presented.

(6) The shares used in computing the per share amounts assume that the Reorganization and the pooling of interests transactions had occurred at the beginning of each of the periods presented and reflect the issuance of additional shares as a result of the Company's public offerings, the impact of stock options, and certain share repurchases.

(7) Includes manditorily redeemable preferred stock of $4.6 million, $4.6 million and $8.5 million at December 31, 1994, 1995 and 1996, respectively. In January 1994, October 1996 and September 1996, Brann, Bounty and RDL, respectively, issued fixed cumulative mandatorily redeemable preferred stock. The preferred stock does not carry voting rights unless dividends are in arrears, which has not occurred, and is not convertible into common stock. Accordingly, the preferred stock was classified as long-term debt. The Brann, Bounty and RDL preferred stock was redeemed in March 1997, July 1997 and November 1997, respectively.


ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     The Company was incorporated in June 1996 in Delaware to be the holding company for Snyder Communications, L.P. (the "Partnership"), a limited partnership established in 1988, in which Snyder Marketing Services, Inc. ("SMS") was the general partner and USN College Marketing, L.P. ("USN") and certain other investors were limited partners. As a part of a reorganization (the "Reorganization") effected in connection with the Company's initial public offering in September 1996, all of the limited partnership interests in the Partnership, as well as all shares of stock in SMS, were exchanged for shares of the Company's common stock.

     The following discussion of the Company's results of operations and of its liquidity and capital resources is based upon the Company's Consolidated Financial Statements which have been retroactively restated to give effect to the acquisitions of MMD, Brann, American List, SCA, Bounty, GEM, RDL and PharmFlex, collectively referred to as the "Acquisitions," all of which have been accounted for as poolings of interests. The following discussion should be read in conjunction with the Selected Financial Data of the Company and the Consolidated Financial Statements of the Company and related notes thereto included elsewhere in this Form 10-K.


     OVERVIEW

     The Company has grown significantly through the expansion of existing service lines and client relationships as well as through the completion of strategic acquisitions. The Company's strategy is to facilitate the growth of its acquirees with improved sales and marketing resources and to integrate the sales and marketing efforts of its acquirees with those of the existing operating groups within the Company. The Company expects that the synergies created by its acquisitions will increase its opportunities and strengthen its customer relationships. The existing similarities among services and customers within the different operating groups enable the Company to integrate its service offerings without incurring material costs to integrate its infrastructure. The Company does not expect to incur material integration costs in the future.

 . The Company established its Medical Services group through the acquisition of MMD in January 1997 in a merger transaction, which was accounted for as a pooling of interests for financial reporting purposes. MMD provides outsourced medical sales and marketing services and has over 1,400 detailing representatives conducting sales and marketing programs for some of the world's premier pharmaceutical companies. In the acquisition, the Company issued 1,354,500 shares of common stock for all of the issued and outstanding shares of capital stock of MMD. The Company expanded the Medical Services group's operations into the United Kingdom ("U.K.") through the acquisition of Halliday Jones in August 1997 in a transaction that was accounted for as a purchase for financial reporting purposes. Halliday Jones has approximately 220 representatives providing pharmaceutical detailing services for its clients, including major pharmaceutical companies. The total consideration paid in connection with the acquisition, including the repayment of assumed debt immediately following the closing, was approximately $19.4 million, consisting of 425,478 shares of common stock and approximately $7.4 million in cash. The operations of the Medical Services group increased further with the acquisitions of RDL in November 1997 and PharmFlex in December 1997, both of which were accounted for as poolings of interests for financial reporting purposes. RDL has a field sales force of over 510 representatives and provides outsourced pharmaceutical sales services, primarily in the U.K., to many of the premier worldwide manufacturers of pharmaceuticals. The Company issued 768,726 shares of common stock for all of the issued and outstanding shares of capital stock of RDL and redeemed RDL's outstanding redeemable preferred stock for approximately $2.2 million in cash. PharmFlex retains a field force of over 660 sales representatives and sales managers in the U.S. and provides outsourced pharmaceutical sales and marketing services to many of the leading worldwide manufacturers of prescription and over-the-counter pharmaceuticals. The Company issued 1,188,164 shares of common stock for all of the issued and outstanding capital stock of PharmFlex, and the transaction was valued at approximately $38.5 million.

 . The Company expanded its Direct Services group in March 1997 through the acquisition of Brann in a share exchange, which was accounted for as a pooling of interests for financial reporting purposes. Brann is a leading provider of complete marketing solutions in the U.K., and it offers a full range of creative, telemarketing and database services to over 70 companies, government agencies and charitable organizations. In the acquisition, the Company issued 2,350,152 shares of common stock and 389,730 options to purchase shares of common stock, in exchange for all of the issued and outstanding ordinary shares and options to purchase ordinary shares of Brann, respectively. In addition, all of Brann's outstanding redeemable preferred stock, valued at approximately $5.0 million including accrued dividends through March 21, 1997, was redeemed for cash.

 . The Company expanded its data delivery service capabilities and established its Data Delivery Services group in July 1997 through its acquisition of American List in a merger transaction, which was accounted for as a pooling of interests for financial reporting purposes. American List develops, maintains and markets some of the largest and most comprehensive databases of high school, college, and pre-school through junior high school students in the United States. In the acquisition, the Company issued 5,032,322 shares of common stock for all of the issued and outstanding shares of capital stock of American List.

 . The Company expanded the reach of its Media and Sampling Services group through the acquisitions of SCA, Bounty and GEM. In July 1997, the Company acquired SCA and Bounty in separate transactions, each of which was accounted for as a pooling of interests for financial reporting purposes. SCA is a U.S. provider of targeted product sampling programs for packaged goods manufacturers, with distribution channels that include over 150,000 separate locations reaching primary and secondary schools, daycare/preschool centers, colleges and immigrant organizations. In the acquisition, the Company issued 1,549,172 shares of common stock for all of the issued and outstanding shares of capital stock of SCA. Bounty is a U.K.-based provider of targeted product sampling services and proprietary health-oriented publications to expectant mothers, new mothers and parents of toddlers in the U.K. and the Republic of Ireland. In the acquisition, the Company issued 1,483,240 shares of common stock for all of the issued and outstanding shares of capital stock of Bounty and redeemed all of Bounty's outstanding long-term debt, including mandatorily redeemable preferred stock, for cash in an amount equal to approximately $11.7 million. The Company also acquired GEM in November 1997 in a transaction accounted for as a pooling of interests for financial reporting purposes. GEM is located in Connecticut, and it provides communications and marketing services to the pharmaceutical industry. GEM's primary activity is the development and implementation of educational marketing programs aimed at doctors, pharmacists and nurses. GEM also offers its clients market research and analysis, strategic planning, sales force training and promotional services. In the acquisition, the Company issued 723,794 shares of common stock for all of the issued and outstanding shares of capital stock of GEM.

     RESULTS OF OPERATIONS

     In the Direct Services group, net revenues are recognized when services are completed in accordance with the terms of the contracts. On certain contracts, revenues from field sales and teleservices are based on both the number of accepted customers and the type of services sold. The Company typically receives a fixed dollar amount per customer. Revenues related to such sales are recognized on the date that the application for service is accepted by the Company's clients. In the Medical Services group, revenues are based on the number of presentations made to physicians. The Company typically receives a fixed dollar amount per presentation, and revenues are recognized as presentations are made. In the Media and Sampling Services group, the Company is paid by sponsors of its WallBoard(R) information displays and sample packs in installments, generally quarterly or semiannually, over the term of the contract under which services are rendered, which is generally one year or less. In the Data Delivery Services group, revenues are recognized upon shipment of lists to customers for a one-time usage.

     Cost of services consists of all costs specifically associated with client programs, such as salary, commissions and benefits paid to personnel, including senior management associated with specific service groups, inventory, payments to third-party vendors and systems and other support facilities specifically associated with client programs.

     Selling, general and administrative expenses consist primarily of costs associated with the Company's centralized staff functions, such as financial, accounting, human resources and personnel costs of senior management not specifically associated with any single service group.

     The following sets forth, for the periods indicated, certain components of the Company's income statement data, including such data as a percentage of revenues. Pro forma net income includes a provision for income taxes as if all operations of the Company had been taxed as a C corporation for all periods presented.

                                                      FOR THE YEARS ENDED DECEMBER 31,
                                         ----------------------------------------------------------
                                                1995                1996                1997
                                         ------------------  ------------------  ------------------
                                                          (DOLLARS IN THOUSANDS)
Net revenues............................. $187,619   100.0%   $266,374   100.0%   $333,352   100.0%
Operating expenses:
 Cost of services........................  113,978    60.7     177,287    66.6     217,141    65.1
 Selling, general and administrative
   expenses..............................   38,571    20.6      58,561    22.0      71,487    21.5

 Compensation to stockholders............    8,545     4.6       5,159     1.9       1,119     0.3
 Acquisition and related costs...........       --      --          --      --      39,430    11.8
                                          --------   -----    --------   -----    --------   -----
Income from operations...................   26,525    14.1      25,367     9.5       4,175     1.3
Interest income (expense), net...........   (1,527)   (0.8)     (2,055)   (0.8)        148     0.0
Income tax provision.....................    6,649     3.5       5,994     2.2      10,326     3.1
                                          --------   -----    --------   -----    --------   -----
Income (loss) before extraordinary
 item....................................   18,349     9.8      17,318     6.5      (6,003)   (1.8)
Extraordinary item.......................       --      --      (1,215)   (0.5)         --      --
                                          --------   -----    --------   -----    --------   -----
Net income (loss)........................ $ 18,349     9.8%   $ 16,103     6.0%   $ (6,003)  (1.8)%
                                          ========   =====    ========   =====    ========   =====
Pro forma net income (loss).............. $ 15,298     8.2%   $ 12,219     4.6%   $ (8,170)  (2.5)%
                                          ========   =====    ========   =====    ========   =====
Pro forma net income before
 extraordinary item and excluding
 non-recurring acquisition costs......... $ 15,298     8.2%   $ 13,434     5.0%   $ 26,938     8.1%
                                          ========   =====    ========   =====    ========   =====

     1997 Compared to 1996

     Revenues. Revenues increased $67.0 million, or 25.2%, from $266.4 million in 1996 to $333.4 million in 1997. The increase in revenues was due principally to increased sales volumes in the Direct Services, Medical Services and Media and Sampling Services groups. The Direct Services and Medical Services groups experienced growth in the services provided to both new and existing customers, and this accounted for approximately $47.8 million of the increase in revenues. Revenues in the Media and Sampling Services group increased primarily due to additional sampling programs offered in 1997.

     Cost of Services.   Cost of services increased $39.8 million, or 22.4%,
from $177.3 million in 1996 to $217.1 million in 1997. Cost of services, as a percentage of revenues, decreased from 66.6% in 1996 to 65.1% in 1997. Cost of services as a percentage of revenues decreased because the additional management and client support personnel employed during 1996 were able to support increased client services in 1997.

     Selling, General and Administrative Expenses. Selling, general and administrative expenses increased $12.9 million, or 22.0%, from $58.6 million in 1996 to $71.5 million in 1997. Selling, general and administrative expenses, as a percentage of revenues, decreased from 22.0% in 1996 to 21.5% in 1997, reflecting a moderately increased corporate overhead expense being spread over a larger base of revenues.

     Compensation to Stockholders.   Compensation to stockholders decreased $4.1
million, or 78.8%, from $5.2 million in 1996 to $1.1 million in 1997. Certain stockholders of the acquired companies received annual compensation in their role as managers in excess of amounts that they will receive pursuant to employment agreements they have entered into with the Company. The amount by which the historical compensation paid to these managers exceeds the amount provided for in their respective employment contracts with the Company has been classified as compensation to stockholders. No compensation to stockholders is recorded subsequent to an acquisition by the Company.

     Acquisition Costs.   The Company recorded $39.4 million in non-recurring
acquisition and related costs during 1997. Of the $39.4 million, $34.1 million are costs directly related to the consummation of the Company's Acquisitions. These costs include primarily investment banking fees, other professional service fees, certain U.K. excise and transfer taxes, as well as a non-cash charge of approximately $9.1 million related to the accelerated vesting of the options held by Brann employees. The remaining $5.3 million consists of the write-off of deferred license fees and the accrual of a liability expected to resolve outstanding litigation. Both the write-off of the deferred fees and the accrual of the liability were recorded due to changes in fact that resulted from the Company's Acquisitions.

     Interest Expense, Net.   The Company recorded $2.0 million in net interest
expense in 1996 and $0.1 million in net interest income in 1997. Net interest expense in 1996 consists primarily of the interest expense on the debt incurred by Brann in connection with its purchase of Brann Limited at the end of January 1994 and on the debt incurred by Bounty in connection with its purchase of Bounty Limited at the end of August 1995. Net interest income of $0.1 million in 1997 consists primarily of the interest income earned on the proceeds from the Company's equity offerings offset by interest expense paid on Brann, Bounty and RDL debt. The Company generally repays the debt of its acquirees, so the debt of Brann and Bounty was outstanding for only a portion of 1997. The RDL debt was issued during 1996 and was repaid late in 1997 at the time of its acquisition by the Company.

     Income Tax Provision.   The Company recorded a $10.3 million tax provision
in 1997, consisting of a $14.6 million provision for the $43.8 million in income from recurring operations plus interest income, and a $4.3 million benefit from the $39.4 million of non-recurring acquisition costs. The Company's effective tax rate for the year ended December 31, 1997 differs from the federal statutory rate due primarily to the non-deductibility of certain of the acquisition costs and state income taxes. Pro forma net income discussed below includes a provision for income taxes as if all operations of the Company had been taxed as a C corporation for the years ended December 31, 1996 and 1997.

     Pro Forma Net Income (Loss).   Pro forma net income (loss) decreased $20.4
million, or 167%, from net income of $12.2 million in 1996 to a net loss of $8.2 million in 1997, due to the $39.4 million in non-recurring acquisition costs offset by the overall growth of the Company. Pro forma net income before extraordinary item and excluding non-recurring acquisition costs increased $13.5 million, or 101%, from $13.4 million in 1996 to $26.9 million in 1997 due primarily to the overall growth in revenues and containment of costs. The Company recorded moderate increases in cost of services and selling, general and administrative expenses relative to the growth in revenues.


     1996 Compared to 1995

     Revenues.   Revenues increased $78.8 million, or 42.0%, from $187.6 million in 1995 to $266.4 million in 1996. The increase in revenues was principally due to increased sales volumes in the Direct Services, Medical Services and Media and Sampling Services groups. Approximately $63.2 million of the increase is attributable to the growth in the Direct Services and Medical Services groups. The increase in revenues and sales volumes in the Direct Services and Medical Services groups corresponds with the increase during 1995 and 1996 in the number of sales offices and the number of field and teleservices representatives. Revenues in the Media and Sampling Services group increased mainly due to Bounty's sampling programs which began in August 1995 when Bounty acquired all of the outstanding common stock of Bounty Limited in a purchase transaction.

     Cost of Services.   Cost of services increased $63.3 million, or 55.5%,
from $114.0 million in 1995 to $177.3 million in 1996. Cost of services as a percentage of revenues increased from 60.7% to 66.6% due primarily to an increase in personnel costs. Additional management and client support personnel were employed to handle the continued growth and expanded operations throughout the Company. The number of managers and ratio of managers to field and teleservices representatives increased to further improve the quality and oversight of the services provided. Additional recruiting costs were incurred during 1996 to attract the additional management and client support personnel.

     Selling, General and Administrative Expenses.   Selling, general and
administrative expenses increased $20.0 million, or 51.8%, from $38.6 million in 1995 to $58.6 million in 1996. Selling, general and administrative expense as a percentage of revenues increased from 20.6% in 1995 to 22.0% in 1996. Substantially all of the increase in selling, general and administrative expenses as a percentage of revenues is due to additional personnel and corporate expenses incurred to support the growth of the Company. The increase in payroll, payroll related and consulting expenses accounted for the majority of the total increase in selling, general and administrative expenses. The Company employed additional senior management and corporate personnel in 1996 to support the continued expansion of its services. Prior to 1996, the Company did not have established human resources or information systems departments. Also during 1996, the number of personnel in the finance department increased significantly. The Company engaged consultants to assist with the recruitment of personnel.

     Compensation to Stockholders.   Compensation to stockholders decreased $3.3
million, or 38.8%, from $8.5 million in 1995 to $5.2 million in 1996. Compensation to stockholders decreased approximately $4.4 million due to compensation paid to SMS stockholders prior to the Reorganization and decreased approximately $1.1 million due to a reduction in payments made to stockholders of MMD offset by a $2.2 million increase in payments made to stockholders of PharmFlex. Prior to the Reorganization, the Company's operations were conducted by the Partnership. SMS, the general partner of the Partnership, paid compensation to certain officers and employees of the Partnership for services performed for SMS. The compensation from SMS was in addition to the compensation that these individuals received from the Partnership. These individuals were stockholders in both the Partnership and SMS. Prior to their respective mergers with the Company in 1997, MMD and PharmFlex were privately-held, S corporations.

     Interest Expense, Net.   Net interest expense increased $0.5 million, from
$1.5 million in 1995 to $2.0 million in 1996. A $1.3 million increase in interest expense was offset by a $0.8 increase in interest income. Interest expense increased mainly due to the increase in interest expense on the debt incurred by Bounty in connection with its purchase of Bounty Limited at the end of August 1995. Bounty incurred interest expense for only four months in 1995, but for all twelve months in 1996. Interest income increased in 1996 due to an increase in the balance of funds available for investment, primarily the proceeds from the initial public offering in September 1996.

     Income Tax Provision.   The income tax provision of $6.0 million in 1996
reflects the actual income tax provisions of the previously separate companies before their respective acquisitions by the Company. Not all of the entities acquired were subject to income taxes prior to their respective acquisitions by the Company. Pro forma net income discussed below includes a provision for income taxes as if all operations of the Company had been taxable as a C corporation in both 1995 and 1996. For the period from January 1, 1996 until the Reorganization on September 24, 1996, the Company had elected to be treated for federal and certain state income tax purposes as an S corporation, and therefore, the stockholders of the Company were taxed on their proportionate share of the Company's taxable income, and the Company did not have an obligation to pay income taxes. MMD, SCA, GEM and PharmFlex were also taxed as S corporations prior to their respective mergers with the Company.

     Extraordinary Item.   In October 1996, the Company redeemed in full the
subordinated debentures and recorded an extraordinary loss of $1.2 million, net of income taxes. The extraordinary loss consists of prepayment penalties and the write-off of unamortized discount and debt issuance costs.

     Pro Forma Net Income.   Pro forma net income decreased $3.1 million, or
20.3%, from $15.3 million in 1995 to $12.2 million in 1996 due primarily to the increases in cost of services and selling, general and administrative expenses as a percentage of revenues, offset by the decrease in compensation to stockholders.


     LIQUIDITY AND CAPITAL RESOURCES

     At December 31, 1997, the Company had $67.6 million in cash and equivalents. Cash and equivalents increased $5.6 million during 1997, due to the $30.8 million provided by financing activities, the $6.0 million provided by operating activities and the $0.3 million effect of changes in the exchange rate, offset by the $31.5 million used in investing activities. The cash provided by financing activities includes $44.6 million in proceeds from the issuance of stock, $25.1 million in proceeds from the exercise of options and $3.7 million from the impact of combining differing fiscal year-ends, offset by $36.4 million for the net repayment of debt and $6.2 million in payments of dividends and distributions to stockholders of the acquired entities prior to their respective acquisitions by the Company. The cash used for investing activities includes $21.8 million used for acquisitions accounted for as purchases, $14.7 million for the purchase of property, equipment and lists and $0.4 million from the impact of combining different fiscal year-ends, offset by $5.4 million from the sale of marketable securities.

     The Company's operations have provided positive cash flows in each of the three years ended December 31, 1997. The cash flows provided by operations decreased in 1997 due primarily to the $39.4 million in non-recurring acquisition costs.

     The Company experienced significant growth during 1997 and expects to continue to grow through both internal expansion and complementary acquisitions. The Company believes that its cash and equivalents, as well as the cash provided by operations, will be sufficient to fund its current operations and planned capital expenditures. To the extent that the consideration paid for future acquisitions does not include securities of the Company, acquisitions will initially be financed using excess cash and equivalents, but depending on the amount necessary to complete an acquisition, additional financing may be required. The Company expects to record approximately $34.8 million in acquisition and related costs during the first quarter of 1998. Of the $34.8 million, approximately $32.5 million are expected to relate directly to the consummation of acquisitions in the first quarter of 1998 and approximately $2.3 million are expected to relate to the consolidation of certain duplicate facilities and personnel resulting from the consummation of the Company's acquisitions.

     The Company is undergoing an assessment of its current systems and equipment and is in the process of making the modifications necessary to address the issues presented by the year 2000 issue. The Company expects to spend approximately $3.0 million in 1998 on system upgrades which are designed in part to address specific year 2000 requirements. To the extent that additional acquisitions are consummated, the Company will need to evaluate how the year 2000 issue will impact its future acquirees.

     The Company is subject to the impact of foreign currency fluctuations, specifically that of the British pound. To date, changes in the British pound exchange rate have not had a material impact on the Company's liquidity or results of operations. The Company continually evaluates its exposure to exchange rate risk but does not currently hedge such risk.


     NEW ACCOUNTING PRONOUNCEMENTS

     In June 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 130, "Reporting Comprehensive Income"
("SFAS 130"). This statement is effective for years beginning after December
15, 1997 and will be implemented by the Company in its December 31, 1998 financial statements. SFAS 130 establishes standards for reporting and display of comprehensive income and its components in a full set of general-purpose financial statements. Management is currently evaluating the impact of SFAS 130.


     RECENT ACQUISITIONS

     In January 1998, the Company added another component to its Direct Services group with the acquisition of Blau, which was accounted for as a pooling of interests for financial reporting purposes. Blau operates in the U.S., and it provides direct marketing services, including strategic consulting, creative services, program design and implementation, consumer database management, response tracking and analysis and production management, to large national and international corporations in the financial services, technology, retail, telecommunications and utilities industries. In the acquisition, the Company issued 1,364,962 shares of common stock and 390,302 options to purchase shares of common stock in exchange for all of the issued and outstanding capital stock and options to purchase capital stock of Blau, respectively.

     The Company increased the scope and scale of its Medical Services group with the acquisition of HPR. HPR, located in New Jersey, provides strategic and tactical sales force market planning and evaluation services, including sales and marketing resource allocation, sales force planning, and the integration and evaluation of sales and marketing promotions, to more than 100 pharmaceutical and medical device manufacturers. In the acquisition, the Company issued 1,318,798 shares of common stock in exchange for all of the issued and outstanding capital stock of HPR. The transaction was accounted for as a pooling of interests for financial reporting purposes.

     In March 1998, the Company acquired Publimed. Publimed, headquartered in France, expands the Company's presence into continental Europe. Publimed provides pharmaceutical sales and marketing services to many of the world's leading pharmaceutical manufacturers. In the acquisition, the Company issued 995,465 shares of common stock in exchange for all of the issued and outstanding capital stock of Publimed. The transaction was accounted for as a pooling of interests for financial reporting purposes.

     In March 1998, the Company also acquired Arnold, a full-service marketing communications firm based in Boston, Massachusetts, with 12 offices in the U.S. Arnold provides creative services, direct marketing, new media marketing, database management services and full-service public relations for its blue-chip clients. In the acquisition, the Company issued 2,779,171 shares of common stock in exchange for all of the issued and outstanding capital stock of Arnold. The transaction was accounted for as a pooling of interests for financial reporting purposes.

ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     Not applicable.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA


                                                                    Page
                                                                    ----

     SNYDER COMMUNICATIONS, INC.
     Report of Independent Public Accountants                         23

     Consolidated Balance Sheet as of December 31, 1996 and 1997      24

     Consolidated Statement of Income, including pro forma data,
           for the years ended December 31, 1995, 1996 and 1997       25

     Consolidated Statement of Equity for the years ended
           December 31, 1995, 1996 and 1997                           26

     Consolidated Statement of Cash Flows for the years ended
           December 31, 1995, 1996 and 1997                           27

     Notes to Consolidated Financial Statements                       29

     BRANN HOLDINGS LIMITED
     Report of Independent Accountants                                51

     AMERICAN LIST CORPORATION
     Report of Independent Certified Public Accountants               52

     FINANCIAL STATEMENT SCHEDULE
     Schedule II - Valuation and Qualifying Accounts                  53

                   REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

To Snyder Communications, Inc.:

          We have audited the accompanying consolidated balance sheet of Snyder Communications, Inc. and subsidiaries (the "Company") as of December 31, 1996 and 1997, and the related consolidated statements of income, equity, and cash flows for each of the years in the three year period ended December 31, 1997. These consolidated financial statements and the schedule referred to below are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits. We did not audit the 1995 and 1996 financial statements and schedule of American List Corporation or Brann Holdings Limited included in the consolidated financial statements of the Company, which statements reflect total assets constituting 30 percent of the related consolidated totals as of December 31, 1996, and revenues constituting 34 percent and 24 percent of the related consolidated totals in 1995 and 1996, respectively. These statements were audited by other auditors whose reports thereon have been furnished to us, and our opinion expressed herein, insofar as it relates to the amounts included for American List Corporation or Brann Holdings Limited, is based solely upon the reports of the other auditors.

          We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits and the reports of other auditors provide a reasonable basis for our opinion.

          In our opinion, based on our audits and the reports of the other auditors, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Snyder Communications, Inc. and subsidiaries as of December 31, 1996 and 1997, and the results of their operations and their cash flows for each of the years in the three year period ended December 31, 1997.

          Our audits were made for the purpose of forming an opinion on the basic consolidated financial statements taken as a whole. The schedule listed in the index of financial statements is presented for purposes of complying with the Securities and Exchange Commission's rules and is not part of the basic financial statements. This schedule has been subjected to the auditing procedures applied in the audits of the basic consolidated financial statements and, in our opinion, based on our audits and the report of other auditors, fairly states in all material respects the financial data required to be set forth therein in relation to the basic consolidated financial statements taken as a whole.


                                                ARTHUR ANDERSEN LLP

Washington, D.C.
February 9, 1998

                          SNYDER COMMUNICATIONS, INC.

                          CONSOLIDATED BALANCE SHEET
                                   (NOTE 1)

                                                                                              DECEMBER 31,
                                                                                      ---------------------------
                                                                                          1996           1997
                                                                                      ------------   ------------
ASSETS
Current assets:
           Cash and equivalents.....................................................  $ 62,020,586   $ 67,617,743
           Marketable securities....................................................     6,297,412      1,240,749
           Accounts receivable, net of allowance for doubtful accounts of $988,211
             and $4,944,213 at December 31, 1996 and 1997, respectively.............    42,661,084     56,417,501
           Unbilled services........................................................     3,672,113      8,945,858
           Other current assets.....................................................     9,403,672     17,000,477
                                                                                      ------------   ------------
              Total current assets..................................................   124,054,867    151,222,328
                                                                                      ------------   ------------
Property and equipment, net.........................................................    24,537,913     31,330,690
Goodwill and other intangible assets................................................    18,586,115     58,762,744
Deposits and other assets...........................................................     2,693,659      2,895,207
                                                                                      ------------   ------------
              Total assets..........................................................  $169,872,554   $244,210,969
                                                                                      ============   ============

LIABILITIES AND EQUITY
Current liabilities:
           Lines of credit..........................................................  $  2,486,365   $         --
           Current maturities of long-term debt.....................................     3,550,753        639,393
           Accrued payroll..........................................................     6,587,112     14,485,187
           Accounts payable.........................................................    13,469,889     13,572,648
           Accrued expenses.........................................................    36,790,695     42,847,693
           Unearned revenue.........................................................    10,011,366     13,845,590
           Distribution payable.....................................................     1,087,734             --
                                                                                      ------------   ------------
              Total current liabilities.............................................    73,983,914     85,390,511
                                                                                      ------------   ------------
Related party borrowings, net of current maturities.................................    10,177,101      3,682,000
Mandatorily redeemable preferred stock, held by related parties.....................     8,452,484             --
Long-term obligations under capital leases..........................................     2,077,359      1,243,107
Long-term debt, net of current maturities...........................................    10,722,907      1,515,376
Deferred income taxes...............................................................       180,888        725,600
                                                                                      ------------   ------------
              Total liabilities.....................................................   105,594,653     92,556,594
                                                                                      ------------   ------------

Commitments and contingencies

Equity:
Preferred stock, $.001 par value per share, 5,000,000 shares authorized,
none issued and outstanding at December 31, 1996 and 1997...........................            --             --
Common stock, $.001 par value per share, 120,000,000 shares authorized,
48,190,094 and 52,075,210 shares issued and outstanding at December 31, 1996
and 1997, respectively..............................................................        48,190         52,075
Additional paid-in capital..........................................................    50,583,848    144,738,501
Treasury stock, at cost, 248,489 shares at December 31, 1996........................    (3,992,763)            --
Unrealized gain on marketable securities............................................         3,747         10,849
Retained earnings...................................................................    17,639,270      6,333,792
Cumulative foreign currency translation adjustment..................................        (4,391)       519,158
                                                                                      ------------   ------------
              Total equity..........................................................    64,277,901    151,654,375
                                                                                      ------------   ------------
              Total liabilities and equity..........................................  $169,872,554   $244,210,969
                                                                                      ============   ============

The accompanying notes are an integral part of this consolidated balance sheet.

                          SNYDER COMMUNICATIONS, INC.

                       CONSOLIDATED STATEMENT OF INCOME
                                   (NOTE 1)

                                                                                       FOR THE YEARS ENDED DECEMBER 31,
                                                                             -----------------------------------------------------
                                                                                 1995                 1996                1997
                                                                             ------------         ------------        ------------
Net revenues.........................................................        $187,618,950         $266,373,846        $333,351,852
Operating expenses:
           Cost of services..........................................         113,977,841          177,287,350         217,140,803
           Selling, general and administrative expenses..............          38,571,446           58,561,343          71,486,748
           Compensation to stockholders..............................           8,545,090            5,158,613           1,118,613
           Acquisition and related costs.............................                  --                   --          39,430,488
                                                                             ------------         ------------        ------------
Income from operations...............................................          26,524,573           25,366,540           4,175,200
Interest expense, including amounts to related parties of
 $1,375,202, $2,487,332 and $820,359 in 1995, 1996, and 1997,
 respectively........................................................          (2,482,456)          (3,825,546)         (2,221,967)
Investment income....................................................             955,213            1,771,297           2,369,823
                                                                             ------------         ------------        ------------
Income before taxes and extraordinary item...........................          24,997,330           23,312,291           4,323,056
Income tax provision.................................................           6,648,473            5,993,939          10,326,225
                                                                             ------------         ------------        ------------
Income (loss) before extraordinary item..............................          18,348,857           17,318,352          (6,003,169)
Extraordinary item, less applicable income taxes of $805,874.........                  --           (1,215,405)                 --
                                                                             ------------         ------------        ------------
             Net income (loss).......................................        $ 18,348,857         $ 16,102,947        $ (6,003,169)
                                                                             ============         ============        ============

Historical net income (loss) per share:
          Basic net income (loss) per share
           Income (loss) before extraordinary item...................        $       0.41         $       0.38        $      (0.12)
                                                                             ============         ============        ============
           Net income (loss).........................................        $       0.41         $       0.36        $      (0.12)
                                                                             ============         ============        ============

          Diluted net income (loss) per share
           Income (loss) before extraordinary item...................        $       0.41         $       0.38        $      (0.12)
                                                                             ============         ============        ============
           Net income (loss).........................................        $       0.41         $       0.36        $      (0.12)
                                                                             ============         ============        ============

Pro forma net income (loss) per share (unaudited) (Note 3):
          Basic net income (loss) per share
           Income (loss) before extraordinary item...................        $       0.34         $       0.30        $       (.17)
                                                                             ============         ============        ============
           Net income (loss).........................................        $       0.34         $       0.27        $       (.17)
                                                                             ============         ============        ============

          Diluted net income (loss) per share
           Income (loss) before extraordinary item...................        $       0.34         $       0.30        $       (.17)
                                                                             ============         ============        ============
           Net income (loss).........................................        $       0.34         $       0.27        $       (.17)
                                                                             ============         ============        ============

The accompanying notes are an integral part of this consolidated statement of income.

                          SNYDER COMMUNICATIONS, INC.

                       CONSOLIDATED STATEMENT OF EQUITY
                                   (NOTE 1)

                                                                                                                       UNREALIZED
                                                                                                            FOREIGN       GAIN
                                                               ADDITIONAL                     LIMITED       CURRENCY    (LOSS) ON
                                                    COMMON       PAID-IN       RETAINED      PARTNERS'    TRANSLATION  MARKETABLE
                                                     STOCK       CAPITAL       EARNINGS       DEFICIT      ADJUSTMENT  SECURITIES
                                                   ---------  -------------  -------------  ------------  ------------ -----------
Balance, December 31, 1994, as retroactively
 restated for the Pooled Entities................   $14,490   $  7,600,974   $ 13,526,564   $(1,410,480)     $ 74,711    $(11,833)
 Pooling of Bounty Group Holdings
  Limited........................................     1,327        171,257     (5,007,918)           --            --          --
 Proceeds from sale of Partnership interest,
  net of income taxes of $815,000................        --      1,221,361             --        13,639            --          --
 Distributions and dividends.....................        --             --     (6,594,168)   (3,853,169)           --          --
 Issuance of shares..............................       773            763             --            --            --          --
 Foreign currency translation adjustment.........        --             --             --            --         6,990          --
 Unrealized gain on marketable securities........        --             --             --            --            --      16,520
 Exercise of stock options.......................         6         62,178             --            --            --          --
 Purchase and retirement of treasury stock.......       (28)      (516,643)            --            --            --          --
 Net income......................................        --             --     14,549,177     3,799,680            --          --
                                                    -------   ------------   ------------   -----------      --------    --------
Balance, December 31, 1995.......................    16,568      8,539,890     16,473,655    (1,450,330)       81,701       4,687
 Net proceeds from initial public offering.......     4,038     59,169,659             --            --            --          --
 Distributions and dividends.....................        --             --    (20,371,479)   (8,612,050)           --          --
 Reorganization..................................    28,959    (15,558,415)     7,630,431     7,899,025            --          --
 Issuance of shares..............................       233        193,664             --            --            --          --
 Purchase and partial retirement of treasury
  stock..........................................    (1,674)    (2,767,884)       (32,929)           --            --          --
 Unrealized loss on marketable securities........        --             --             --            --            --        (940)
 Exercise of stock options.......................        66      1,006,934             --            --            --          --
 Foreign currency translation adjustment.........        --             --             --            --       (86,092)         --
 Net income......................................        --             --     13,939,592     2,163,355            --          --
                                                    -------   ------------   ------------   -----------      --------    --------
Balance, December 31, 1996.......................    48,190     50,583,848     17,639,270            --        (4,391)      3,747
 Net proceeds from secondary stock offering......     1,850     42,711,242             --            --            --          --
 Issuance of shares for purchase of subsidiaries        492     13,319,849             --            --            --          --
 Distributions and dividends.....................        --             --     (3,796,952)           --            --          --
 Purchase and retirement of treasury stock.......      (323)    (4,118,831)            --            --            --          --
 Unrealized gain on marketable securities........        --             --             --            --            --       7,102
 Reissuance of treasury stock....................       105      3,259,745             --            --            --          --
 Exercise of stock options.......................     1,761     38,982,648             --            --            --          --
 Foreign currency translation adjustment.........        --             --             --            --       523,549          --
 Net loss........................................        --             --     (6,003,169)           --            --          --
 Impact from differing fiscal year-ends (Note 1).        --             --     (1,505,357)           --            --          --
                                                    -------   ------------   ------------   -----------      --------    --------
Balance, December 31, 1997.......................   $52,075   $144,738,501   $  6,333,792   $        --      $519,158    $ 10,849
                                                    =======   ============   ============   ===========      ========    ========










































                                                             TREASURY
                                                              STOCK          TOTAL
                                                           ------------  -------------
Balance, December 31, 1994, as retroactively
 restated for the Pooled Entities................          $  (419,692)  $ 19,374,734
 Pooling of Bounty Group Holdings
  Limited........................................                   --     (4,835,334)
 Proceeds from sale of Partnership interest,
  net of income taxes of $815,000................                   --      1,235,000
 Distributions and dividends.....................                   --    (10,447,337)
 Issuance of shares..............................                   --          1,536
 Foreign currency translation adjustment.........                   --          6,990
 Unrealized gain on marketable securities........                   --         16,520
 Exercise of stock options.......................                   --         62,184
 Purchase and retirement of treasury stock.......                   --       (516,671)
 Net income......................................                   --     18,348,857
                                                           -----------   ------------
Balance, December 31, 1995.......................             (419,692)    23,246,479
 Net proceeds from initial public offering.......                   --     59,173,697
 Distributions and dividends.....................                   --    (28,983,529)
 Reorganization..................................                   --             --
 Issuance of shares..............................                   --        193,897
 Purchase and partial retirement of treasury
  stock..........................................           (3,573,071)    (6,375,558)
 Unrealized loss on marketable securities........                   --           (940)
 Exercise of stock options.......................                   --      1,007,000
 Foreign currency translation adjustment.........                   --        (86,092)
 Net income......................................                   --     16,102,947
                                                           -----------   ------------
Balance, December 31, 1996.......................           (3,992,763)    64,277,901
 Net proceeds from secondary stock offering......                   --     42,713,092
 Issuance of shares for purchase of subsidiaries                    --     13,320,341
 Distributions and dividends.....................                   --     (3,796,952)
 Purchase and retirement of treasury stock.......            3,992,763       (126,391)
 Unrealized gain on marketable securities........                   --          7,102
 Reissuance of treasury stock....................                   --      3,259,850
 Exercise of stock options.......................                   --     38,984,409
 Foreign currency translation adjustment.........                   --        523,549
 Net loss........................................                   --     (6,003,169)
 Impact from differing fiscal year-ends (Note 1).                   --     (1,505,357)
                                                           -----------   ------------
Balance, December 31, 1997.......................          $        --   $151,654,375
                                                           ===========   ============

The accompanying notes are an integral part of this consolidated statement of equity.

                          SNYDER COMMUNICATIONS, INC.

                     CONSOLIDATED STATEMENT OF CASH FLOWS
                                   (NOTE 1)


                                                                                 FOR THE YEARS ENDED DECEMBER 31,
                                                                            --------------------------------------------
                                                                               1995           1996             1997
                                                                            ------------   ------------   --------------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss).........................................................  $ 18,348,857   $ 16,102,947   $   (6,003,169)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
           Depreciation and amortization..................................     6,009,894      9,098,659        9,940,547
           Noncash charge from accelerated vesting of Brann Holdings
            options.......................................................            --             --        9,096,899
           Loss on repayment of subordinated debt.........................            --      2,021,279               --
           Loss on disposal of assets.....................................       133,921        323,385        3,122,968
           Other noncash amounts..........................................       301,540     (1,475,033)      (1,203,117)
Changes in assets and liabilities:
           Accounts receivable, net.......................................    (7,197,194)    (7,763,557)     (14,747,269)
           Unbilled services..............................................     1,467,388     (2,244,400)      (5,173,746)
           Deposits and other assets......................................    (4,230,036)      (533,381)         638,241
           Accrued payroll, accounts payable and accrued expenses.........     9,457,670     12,997,221       11,745,559
           Unearned revenue...............................................     2,353,880        613,325        1,363,059
           Impact from effect of differing fiscal year-ends...............            --             --       (2,760,568)
                                                                            ------------   ------------   --------------
             Net cash provided by operating activities....................    26,645,920     29,140,445        6,019,404
                                                                            ------------   ------------   --------------
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of subsidiaries..................................................    (5,637,000)            --      (21,816,385)
Purchase of property and equipment........................................    (6,488,069)    (8,480,639)     (14,078,802)
Proceeds from sale of equipment...........................................        96,099         63,322           81,673
Net sales of marketable securities........................................      (605,313)     1,421,869        5,440,249
Purchase of intangible assets.............................................    (3,354,188)    (2,174,195)        (710,379)
Note and net advances to stockholders.....................................    (2,764,769)        29,628           24,250
Impact from effect of differing fiscal year-ends..........................            --             --         (446,167)
                                                                            ------------   ------------   --------------
             Net cash used in investing activities........................   (18,753,240)    (9,140,015)     (31,505,561)
                                                                            ------------   ------------   --------------
CASH FLOWS FROM FINANCING ACTIVITIES:
Repayment of long-term notes payable to limited partners and others.......    (3,241,968)    (2,388,603)     (24,058,286)
Proceeds from issuance of subordinated debentures due to related parties..     9,531,018        293,656               --
Repayment of subordinated debentures due to related parties...............            --     (6,900,000)              --
Net proceeds from sale of partnership interest............................     1,235,000             --               --
Debt issuance costs.......................................................      (603,873)       (25,031)              --
Distributions and dividends...............................................   (10,450,919)   (25,169,997)      (6,248,617)
Proceeds from mandatorily redeemable preferred stock......................            --      3,237,957               --
Redemption of mandatorily redeemable preferred stock......................            --             --       (8,329,664)
Net borrowings (repayments) on line of credit.............................     1,370,752       (410,032)      (2,486,365)
Payments on capital lease obligations.....................................      (665,470)      (663,669)      (1,524,545)
Acquisition of treasury stock.............................................      (516,872)    (6,375,557)              --
Proceeds from long-term debt..............................................     1,735,266        734,023               --
Proceeds from common stock issuances......................................        62,386     59,656,847       44,647,127
Proceeds from exercise of options.........................................            --        425,000       25,128,396
Impact from effect of differing fiscal year-ends..........................            --             --        3,704,306
                                                                            ------------   ------------   --------------
             Net cash (used in) provided by financing activities..........    (1,544,680)    22,414,594       30,832,352
Effect of exchange rate changes...........................................      (226,144)       907,178          250,962
                                                                            ------------   ------------   --------------
Net increase in cash and equivalents......................................     6,121,856     43,322,202        5,597,157
Cash and equivalents, beginning of period.................................    12,576,528     18,698,384       62,020,586
                                                                            ------------   ------------   --------------
Cash and equivalents, end of period.......................................  $ 18,698,384   $ 62,020,586   $   67,617,743
                                                                            ============   ============   ==============

The accompanying notes are an integral part of this consolidated statement of cash flows.

                          SNYDER COMMUNICATIONS, INC.

                                   (NOTE 1)

                                                                      FOR THE YEARS ENDED DECEMBER 31,
                                                                     -----------------------------------
                                                                        1995        1996         1997
                                                                     ----------  ----------  -----------
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid for interest including dividends on mandatorily
          redeemable preferred stock...............................  $1,915,441  $3,555,378  $ 1,424,632
Cash paid for income taxes.........................................   6,738,135   7,570,870    6,441,875


SUPPLEMENTAL DISCLOSURE OF NONCASH ACTIVITIES:
Equipment purchased under capital leases...........................     525,926   3,191,298      293,287
Distribution of note receivable from stockholder to SMS
          stockholders.............................................          --   2,725,000           --
Issuance of shares of common stock for purchases of  subsidiaries..          --          --   13,320,341

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

          Prior to the Reorganization, SMS owned 63.85 percent of the Partnership and the limited partners owned the remaining 36.15 percent. The Reorganization resulted in the stockholders of SMS exchanging 100 percent of their SMS stock for stock of Snyder Communications, Inc., simultaneously with the limited partners exchanging their limited partnership interests in the Partnership for common stock of Snyder Communications, Inc. After consummation of the Reorganization, Snyder Communications, Inc. owned 100 percent of the stock of SMS and, directly and indirectly (through its ownership of SMS), 100 percent of the interests in the Partnership. In connection with the Reorganization, 29,458,400 shares of common stock were issued to the stockholders of Snyder Communications, Inc.

          Because of the continuity of ownership, the Reorganization was accounted for by combining the assets, liabilities and operations of SMS, the Partnership and Snyder Communications, Inc., at their historical cost basis. Accordingly, the accompanying consolidated financial statements as of and for the year ended December 31, 1995, include a combination of the accounts of SMS and the Partnership after elimination of all significant intercompany transactions. The accompanying consolidated financial statements as of and for the years ended December 31, 1996 and 1997, include the consolidated accounts of Snyder Communications, Inc., SMS and the Partnership (the consolidated entity will be referred to herein as "SCI" or "Snyder Communications") after elimination of all significant intercompany transactions. Certain amounts previously presented have been reclassified to conform to the December 31, 1997, presentation.

          Snyder Communications provides fully integrated outsourced marketing solutions. SCI identifies high-value consumer segments; designs and implements marketing programs to reach them; initiates and closes sales on behalf of its clients; and provides customer care and retention services. SCI's resources include proprietary databases of targeted customers and small businesses; database management services; medical detailing; proprietary product sampling programs and publications; marketing program consultants; field sales representatives; inbound and outbound teleservices; WallBoard(R) information displays; and direct mail and fulfillment capabilities. SCI's operations are conducted throughout the United States, the United Kingdom ("U.K."), Ireland and Hungary.

          During 1997, SCI acquired several companies in transactions that were accounted for as poolings of interests for financial reporting purposes. The following is a summary of these transactions, as well as a brief description of the primary business of the acquired companies.

                          SNYDER COMMUNICATIONS, INC.

          MMD, INC.--On January 6, 1997, SCI acquired MMD, Inc. ("MMD") in a merger transaction in which MMD became a wholly owned subsidiary of SCI. In this transaction, 966 shares of outstanding MMD common stock were converted into 1,354,500 shares of SCI common stock. MMD was incorporated under the laws of the state of New Jersey on December 7, 1982. MMD's principal business activity involves marketing medical products for pharmaceutical companies, utilizing field sales, throughout the United States. MMD previously utilized an October 31 fiscal year-end. Concurrent with its merger with SCI, MMD changed its fiscal year-end to December 31 and restated its financial statements to conform to SCI's calendar reporting.

          BRANN HOLDINGS LIMITED--On March 27, 1997, SCI acquired Brann Holdings Limited ("Brann") in a share exchange transaction in which Brann became a wholly owned subsidiary of SCI. In this transaction, 339,000 shares of outstanding Brann common stock were converted into 2,350,152 shares of SCI common stock, while 63,850 Brann options, which were fully vested and immediately exercisable, were converted into 389,730 SCI options with similar terms. Brann, a U.K. registered company, began operations on January 25, 1994, when it acquired all of the outstanding common stock of Brann Direct Marketing Limited through a management buy-out. On January 11, 1995, Brann Direct Marketing Limited changed its name to Brann Holdings Limited. Brann's principal business activities are planning, creating and delivering direct response marketing communications; marketing systems design and consultancy; print production services; and telephone and response management services, for companies involved in marketing, advertising and direct selling. Brann's operations are conducted throughout the U.K.

          AMERICAN LIST CORPORATION--On July 11, 1997, SCI acquired American List Corporation ("American List") in a merger transaction in which American List became a wholly owned subsidiary of SCI. In this transaction, 4,414,318 shares of outstanding American List common stock were converted into 5,032,322 shares of SCI common stock, while 82,090 American List options were converted into 93,583 SCI options with terms similar to the American List options prior to their conversion. American List, through its wholly-owned subsidiary, American Student List Company, Inc. ("ASL"), develops, maintains and markets databases of high school, college and pre-school through junior high school students in the United States. ASL rents lists to its customers derived from its database for use primarily in direct mail and marketing programs. ASL's customers consist mainly of list brokers, advertising agencies, financial institutions, retailers and educational institutions. These customers are located primarily in the United States. American List previously utilized a February 28 fiscal year-end. Concurrent with its merger with SCI, American List changed its fiscal year-end to December 31.

          BOUNTY GROUP HOLDINGS LIMITED--On July 13, 1997, SCI acquired Bounty Group Holdings Limited ("Bounty") in a share exchange transaction in which Bounty became a wholly owned subsidiary of SCI. In this transaction, 500,000 shares of outstanding Bounty common stock were converted into 1,483,240 shares of SCI common stock, while 33,312 Bounty options, which were fully vested and immediately exercisable, were converted into 96,472 SCI options with similar terms. Bounty, a U.K. registered company, began operations on August 24, 1995, when it acquired all of the outstanding common stock of Bounty Holdings Limited through a leveraged management buy-out. Bounty provides targeted product sampling and proprietary health-oriented publications to expectant mothers, new mothers and parents of toddlers in the U.K. and Ireland.

          SAMPLING CORPORATION OF AMERICA--On July 14, 1997, SCI acquired Sampling Corporation of America ("SCA") in a merger transaction in which SCA became a wholly owned subsidiary of SCI. In this transaction, 750 shares of outstanding SCA common stock were converted into 1,549,172 shares of SCI common stock. SCA was incorporated on October 13, 1981 in the state of Illinois under the Illinois Business Corporation Act. SCA was formed to provide targeted marketing and product distribution to school age children. On behalf of its customers, primarily packaged goods manufacturers, SCA designs advertising programs and distributes product samples and coupons to primary and secondary schools, daycare centers, colleges and immigrant organizations.

                          SNYDER COMMUNICATIONS, INC.

          GEM COMMUNICATIONS INC.--On November 25, 1997, SCI acquired GEM Communications Inc. ("GEM") in a merger transaction in which GEM became a wholly owned subsidiary of SCI. In this transaction, 1,000 shares of outstanding GEM common stock were converted into 723,794 shares of SCI common stock. GEM was incorporated in the state of Connecticut on April 13, 1992. GEM offers a complete range of healthcare communications services with specialties in educational marketing and publishing for the pharmaceutical industry.

          RAPID DEPLOYMENT GROUP LIMITED--On November 28, 1997, SCI acquired Rapid Deployment Group Limited ("RDL") in a merger transaction in which RDL became a wholly owned subsidiary of SCI. In this transaction, 9,049 shares of RDL outstanding common stock were converted into 768,726 shares of SCI common stock. RDL is a provider of outsourced pharmaceutical sales services primarily in the U.K. but also in Hungary.

          PHARMFLEX, INC.--On December 5, 1997, SCI acquired PharmFlex, Inc. ("PharmFlex") in a merger transaction in which PharmFlex became a wholly owned subsidiary of SCI. In this transaction 1,100 shares of outstanding PharmFlex common stock were converted into 1,188,164 shares of SCI common stock. PharmFlex was incorporated under the laws of the state of New Jersey on March 30, 1993. PharmFlex provides outsourced pharmaceutical and marketing services to manufacturers of prescription and over-the-counter pharmaceuticals throughout the United States.

          MMD, Brann, American List, Bounty, SCA, GEM, RDL, and PharmFlex will be collectively referred to as the "Pooled Entities" and their mergers will be referred to herein as the "Acquisitions." The Acquisitions have been accounted for as poolings of interests for financial reporting purposes. The accompanying consolidated financial statements have been retroactively restated to reflect the combined financial position and combined results of operations and cash flows of the Pooled Entities for all periods presented, giving effect to the Acquisitions as if they had occurred at the beginning of the earliest period presented (the combined entity will be referred to herein as the "Company").
The accompanying consolidated balance sheet as of December 31, 1996 reflects the combination of the accounts of American List as of February 28, 1997, while the related consolidated statements of income, equity and cash flows for each of the two years in the period ended December 31, 1996 reflect the combination of the American List statements of income, equity and cash flows for the two years in the period ended February 28, 1997. The consolidated balance sheets for all periods presented give effect to the conversion of the shares of the Pooled Entities' common stock into 14,450,070 shares of SCI common stock.

          The following details revenues and net income (loss) for each of the years ended December 31, 1995, 1996, and 1997 of SCI and the Pooled Entities through the dates of their respective mergers.

                                       YEARS ENDED DECEMBER 31,
                              ------------------------------------------
                                  1995          1996           1997
                              ------------  ------------  --------------
Revenues:
   SCI....................... $ 42,891,561  $ 82,839,947   $220,906,876
   Pooled Entities...........  144,727,389   183,533,899    112,444,976
                              ------------  ------------   ------------
                              $187,618,950  $266,373,846   $333,351,852
                              ============  ============   ============
Net Income (Loss):
   SCI....................... $  3,971,760  $  6,977,003   $(14,395,624)
   Pooled Entities...........   14,377,097     9,125,944      8,392,455
                              ------------  ------------   ------------
                              $ 18,348,857  $ 16,102,947   $ (6,003,169)
                              ============  ============   ============

          During the year ended December 31, 1997, SCI recorded $39.4 million in non-recurring acquisition and related costs in conjunction with the consummation of its mergers with the Pooled Entities. Excluding the non-recurring acquisition and related costs, SCI would have recorded $20.7 million in net income for the year ended December 31, 1997. See Note 11.

                          SNYDER COMMUNICATIONS, INC.

          During 1997 SCI has made several acquisitions that have been accounted for as purchase business combinations. These transactions have resulted in the recognition of additional amounts of goodwill and other intangible assets of approximately $42.4 million.

          HALLIDAY JONES SALES LTD.--On August 28, 1997, SCI acquired 100% of Halliday Jones Sales Ltd. ("HJ") in a purchase transaction in which HJ became a wholly owned subsidiary of SCI. The total consideration paid in connection with the acquisition of HJ, including the repayment of assumed debt immediately following the closing, was $19.4 million, consisting of 425,478 shares of SCI common stock and $7.4 million in cash. HJ is a provider of outsourced pharmaceutical sales services primarily in the U.K. but also in Ireland.

The following table presents pro forma financial information as if the Company's 1997 purchase business combination of HJ had been consummated at the beginning of each of the periods presented and all of the Company's operations had been taxed similar to a C Corporation.

                                                     YEARS ENDED DECEMBER 31,
                                                    --------------------------
                                                       1996           1997
                                                    -----------   ------------
                                                    (UNAUDITED)   (UNAUDITED)
Pro Forma Revenues................................. $281,891,539  $343,873,695
Pro Forma Income (Loss) Before Extraordinary Item..   13,246,074    (8,155,964)
Pro Forma Net Income (Loss)........................   12,030,669    (8,155,964)
Pro Forma Net Income (Loss) Per Share..............         0.26         (0.16)

          The pro forma loss before extraordinary item and the pro forma net loss for the year ended December 31, 1997, include $39.4 million in non-recurring acquisition and related costs that were recorded in conjunction with the consummation of the Company's mergers with the Pooled Entities. Excluding the non-recurring acquisition and related costs, the Company would have recorded pro forma income before extraordinary item and pro forma net income of $27.0 million for the year ended December 31, 1997.

          The Company's other purchase business combinations are not material to the consolidated financial statements.

          There are important risks associated with the Company's business and financial results. These risks include: (i) the Company's reliance on significant clients, one of which constituted 19 percent of its 1997 revenues (see Note 2); (ii) the Company's ability to sustain and manage future growth;
(iii) the Company's ability to manage and successfully integrate the businesses it has acquired and may acquire in the future; (iv) the Company's ability to successfully manage its international operations; (v) the potential adverse effects of fluctuations in foreign exchange rates; (vi) the Company's dependence on industry trends toward outsourcing of marketing services; (vii) the risks associated with the Company's reliance on technology and the risk of business interruption resulting from a temporary or permanent loss of such technology; and (viii) the dependence of the Company's success on its executive officers and other key employees, in particular, its Chairman of the Board of Directors and Chief Executive Officer.

2. SIGNIFICANT CLIENTS:

          The Company had one client which represented 13, 19, and 19 percent of the Company's total revenues for the years ended December 31, 1995, 1996, and 1997, respectively. The Company's principal contract with this client extended through December 1997. In December 1997 the Company elected not to renew its contract with this client, and instead has entered into a contract with a new client to provide services similar to those previously provided to this customer. There can be no assurance, however, that the contract with the new client will generate revenues or profitability which are greater than or equal to those generated by this one client. The Company had a second client that represented 11 percent of the Company's total revenues for the year ended December 31, 1995.

                          SNYDER COMMUNICATIONS, INC.

3. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

        Cash and Equivalents

          Cash and equivalents are comprised principally of amounts in operating accounts, money market investments, and other short-term instruments, stated at cost, which approximates market value, with original maturities of three months or less.


        Marketable Securities

          The Company's investments are classified into two categories. Those securities classified as "available-for-sale" are reported at market value. Debt securities consisting of state municipal bonds, certificates of deposit, and U.S. Treasury bills are classified as "held-to-maturity" and are reported at amortized cost. Cost is determined using the specific identification method. Unrealized gains and losses from securities "available-for-sale" are reported as a separate component of stockholders' equity.


        Debt Issuance Costs

          Debt issuance costs are charged to expense as additional interest expense over the life of the related debt using the effective interest method.


        Property and Equipment

          Property and equipment is stated at cost. The Company depreciates furniture, fixtures and office and telephone equipment on a straight-line basis over three to ten years; WallBoard(R) displays over seven years; computer equipment over two to four years; automobiles over three to five years and buildings over fifty years. Leasehold improvements are amortized on a straight-line basis over the shorter of the term of the lease or the estimated useful lives of the improvements.

          When assets are retired or sold, the cost and related accumulated depreciation and amortization are removed from the accounts, and any gain or loss is reflected in income.


        Revenue Recognition

          DIRECT SERVICES--The Company performs direct sales services on behalf of its clients, including field sales, teleservices, database management, creative design, direct response marketing and print production. Revenues are recognized as services are rendered in accordance with the terms of the contracts. Certain of these contracts provide for payments based on accepted customers and the type of service purchased by the customer. Revenues related to these sales are recognized on the date the application for service is accepted by the Company's clients. At this point, the Company has no further performance obligation related to the submitted customer and is contractually entitled to payment. Certain of the contracts include postage and other pass-through costs incurred by the Company on behalf of its clients. For these contracts, the Company records as revenue the net billings to its clients. Certain other contracts of the Company provide the client with the right to seek a return of previously paid commissions if the customers submitted by the Company do not meet certain defined characteristics and performance standards. These relate to the client's ability to successfully provide service to the customer, the bad debt experience of the customer base submitted by the Company, the achievement of targeted customer goals and certain minimum usage and life measures of the customer base. At the point of revenue recognition, an allowance is recorded by the Company based

                          SNYDER COMMUNICATIONS, INC.

on an estimate for these returned commissions. The allowance is estimated based on the Company's historical experience and periodically reviewed by the Company and adjusted when necessary.

          MEDICAL SERVICES--The Company recognizes revenue and associated costs when services have been performed by field representatives. Unbilled services represent revenues earned on contracts but billed in a subsequent accounting period.

          MEDIA AND SAMPLING SERVICES--Media and Sampling services revenues are recognized over the contract term as program services are rendered. Unearned revenue is recorded for billings prior to the earning of such revenue.

          DATA DELIVERY SERVICES--Revenues from the sale of lists are recognized upon the shipment to customers of lists on computerized labels, magnetic tape or computer diskettes for a one-time usage. Additional billings are made by the Company for additional usage by the customers.


        Goodwill and Other Intangible Assets

          Goodwill equal to the fair value of consideration paid in excess of the fair value of net assets purchased has been recorded in conjunction with several of the Company's purchase business combinations and is being amortized on a straight-line basis over periods of fifteen to thirty years. When conditions or events occur which management believes might indicate that the goodwill is impaired, an analysis of estimated future undiscounted cash flows is undertaken to determine if any write down in the carrying value of the goodwill is required.

          Costs of purchased lists are amortized on a straight-line basis over their estimated useful lives, generally one to five years. The Company determines the useful lives of its lists based upon the estimated period of time such lists are marketable. The Company periodically reviews the marketability of its lists and, accordingly, their respective estimated useful lives. Such reviews, to date, have not resulted in revised estimates of the useful lives of the lists.

          The costs of licenses to use, reproduce, and distribute lists are amortized on a straight-line basis over the term of the related license agreement. In the event that facts and circumstances indicate that the deferred cost of the license may be impaired, an evaluation of recoverability would be performed. If an evaluation is required, the estimated future undiscounted cash flows associated with the license would be compared to the asset's carrying amount to determine if a write-down to market value or discounted cash flow value is required. Impairment would be recognized in operating results if a permanent diminution in value were to occur.

          The covenant not to compete and the marketing rights are amortized over the term of the related agreements, which are four and ten to fifteen years, respectively.


        Income Taxes

          The accompanying consolidated financial statements reflect no provision for federal or state income taxes related to income earned by the Partnership prior to the Reorganization since each of the partners of the Partnership reflected their share of the Partnership's net income on their respective tax returns. Prior to January 1, 1996, SMS was taxed as a C corporation, and accordingly, a provision for taxes of SMS is reflected in the accompanying consolidated statement of income for the year ended December 31, 1995. During this period, SMS accounted for income taxes in accordance with Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes" ("SFAS No. 109"). Effective January 1, 1996, SMS elected to be taxed as an S corporation under the Internal Revenue Code. In lieu of corporate taxes, the stockholders of an S corporation are taxed on their proportionate share of the Company's taxable income.

                          SNYDER COMMUNICATIONS, INC.

          Effective with the Reorganization, SCI is treated as a C corporation for federal and state income tax purposes. At the date of the Reorganization, SCI recognized a net deferred tax asset and an associated tax benefit equal to the cumulative net deductible temporary differences existing at that date. The income tax provision recorded for the year ended December 31, 1996 includes a provision for income taxes for SCI for the period from September 24, 1996, the date of the Reorganization, through December 31, 1996, offset by the net deductible temporary differences existing at the date of the Reorganization.

          Prior to their combination with SCI, MMD, SCA, GEM and PharmFlex were taxed as S corporations. Accordingly, no provision for federal or state income taxes has been made for these entities through the date of their mergers with SCI in the accompanying consolidated financial statements.

          Brann, Bounty and RDL incur and pay taxes in the U.K. on a corporate level similar to a C corporation in the United States.


        Pro Forma Income Data (Unaudited)

          The unaudited pro forma net income and net income per share amounts include a provision for federal and state income taxes as if the Company had been a taxable C corporation for all periods presented. The shares used in computing pro forma net income per share assume that the Reorganization and the Acquisitions had occurred at the beginning of each of the periods presented, reflect the issuance of additional shares as a result of issuances of stock, the exercise of stock options, and the repurchase of outstanding shares by certain subsidiaries of the Company prior to their mergers with SCI. The pro forma income tax rate reflects the combined federal and state income taxes of approximately 38.8, 42.4 and 289 percent, for the years ended December 31, 1995, 1996 and 1997, respectively. The Company's December 31, 1997 tax provision exceeds its statutory rate due to the recognition of certain acquisition and related costs which are not deductible for income tax purposes.

The table below presents this pro forma calculation of net income:

                                                                                               1995          1996          1997
                                                                                            -----------  ------------  ------------
Pro forma net income (loss) data (unaudited):
          Historical income before taxes and extraordinary item as
          reported........................................................................  $24,997,330  $23,312,291   $ 4,323,056
          Pro forma provision for income taxes............................................    9,699,390    9,877,604    12,492,510
                                                                                            -----------  -----------   -----------
          Pro forma income (loss) before extraordinary item...............................   15,297,940   13,434,687    (8,169,454)
          Extraordinary item, less applicable income taxes of $805,874....................           --   (1,215,405)           --
                                                                                            -----------  -----------   -----------
          Pro forma net income (loss)                                                       $15,297,940  $12,219,282   $(8,169,454)
                                                                                            ===========  ===========   ===========

        Accounting for Stock Options

          The Company accounts for its stock-based compensation plan using the intrinsic value based method in accordance with the provisions of APB Opinion No. 25, "Accounting for Stock Issued to Employees." Pro forma disclosure of net income and earnings per share, calculated as if the Company accounted for its stock-based compensation plan using the fair value based method in accordance with the provisions of Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation" ("SFAS No. 123"), is included in Note 13.

                          SNYDER COMMUNICATIONS, INC.

        Foreign Currency Translations

          Assets and liabilities of the Company's international subsidiaries are translated using the exchange rate in effect at the balance sheet date. Revenue and expense accounts for these subsidiaries are translated using the average exchange rate during the period. Foreign currency translation adjustments are disclosed as a separate component of equity.


        Estimates and Assumptions

          The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. The Company's most significant estimates relate to certain of its contracts to provide outsourced marketing services. The terms of these contracts provide that the Company's clients may seek a return of previously paid commissions if certain defined characteristics or performance standards are not met. The Company has recorded an allowance in the accompanying consolidated financial statements in an amount which it considers sufficient to satisfy any claims which might be made pursuant to these provisions.


        Fair Value of Financial Instruments

          SFAS No. 107, "Disclosures about Fair Value of Financial Instruments," requires disclosures of the fair value of certain financial instruments. For purposes of this disclosure, the fair value of a financial instrument is the amount at which the instrument could be exchanged in a current transaction between willing parties. Cash and equivalents, accounts receivable, unbilled services, and accounts payable approximate fair value because of the relatively short maturity of these instruments. The fair value of the Company's December 31, 1997 debt approximates its carrying value. As a result of the related party nature of the majority of the Company's outstanding December 31, 1996 borrowings, and the fact that these borrowings were secured by the previously independent Pooled Entities who had capital structures which are different than the Company's, it is impracticable to estimate the fair value of the debt outstanding at December 31, 1996.


        Concentration of Credit Risk

          Concentration of credit risk is limited to cash and cash equivalents, marketable securities, accounts receivable, and unbilled services and is subject to the financial conditions of certain major clients as described in Note 2. The Company places its investments in highly rated financial institutions, U.S. Treasury bills, investment grade short-term debt instruments and state and local municipalities, while limiting the amount of credit exposure to any one entity. The Company's receivables are concentrated with customers in the telecommunications, pharmaceutical and consumer packaged goods industries. The Company does not require collateral or other security to support clients' receivables.


        New Accounting Pronouncements

          During 1997, the Company adopted Statement of Financial Accounting Standards No. 128, "Earnings Per Share" ("SFAS No. 128") and has applied its provisions to all years presented in these financial statements. SFAS No. 128 requires primary earnings per share ("EPS") to be replaced with basic EPS. Basic EPS is computed by dividing reported earnings available to common stockholders by the weighted average number of shares outstanding without consideration of common stock equivalents or other potentially dilutive securities. Fully diluted EPS, now called diluted EPS is also reported. Diluted EPS gives effect to common stock equivalents and other potentially dilutive securities outstanding during the period.

                          SNYDER COMMUNICATIONS, INC.

          During June 1997, the Financial Accounting Standards Board issued SFAS No. 130, "Reporting Comprehensive Income" ("SFAS No. 130"). This statement is effective for years beginning after December 15, 1997. SFAS No. 130 establishes standards for the reporting and display of comprehensive income and its components in a full set of general purpose financial statements. Management is currently evaluating the impact of SFAS No. 130.


4. MARKETABLE SECURITIES

          The amortized cost, unrealized gains and losses, and market values of the Company's held-to-maturity and available-for-sale securities are summarized as follows:



                                                                              GROSS          GROSS
                                                                AMORTIZED   UNREALIZED     UNREALIZED     MARKET
                                                                  COST        GAINS          LOSSES       VALUE
                                                                ----------  ----------  -------------   ----------

December 31, 1996
           Held to maturity, maturing in less than one year:
              State and municipal bonds.......................  $5,572,403  $       --  $          --   $5,572,403
              Certificates of deposit.........................     188,656          --           (547)     188,109
                                                                ----------  ----------  -------------   ----------
                                                                $5,761,059  $       --  $        (547)  $5,760,512
                                                                ==========  ==========  =============   ==========
           Available for sale:
              Equity securities...............................  $   76,508  $    6,302  $        (905)  $   81,905
              Government income securities....................     456,645          --         (1,650)     454,995
                                                                ----------  ----------  -------------   ----------
                                                                $  533,153  $    6,302  $      (2,555)  $  536,900
                                                                ==========  ==========  =============   ==========
December 31, 1997
           Held to maturity, maturing in less than one year:
              State and municipal bonds.......................  $  663,569  $       --  $          --   $  663,569

           Available for sale:
              Equity securities...............................  $   83,088     $ 7,099  $          --   $   90,187
              Government income securities....................     483,243       3,750             --      486,993
                                                                ----------  ----------  -------------   ----------
                                                                $  566,331  $   10,849  $          --   $  577,180
                                                                ==========  ==========  =============   ==========

          As a result of changes in market value of the available-for-sale security portfolio, a valuation adjustment of $10,849, $3,747 and $4,687 is recorded as a separate component of equity at December 31, 1995, 1996 and 1997, respectively.

                          SNYDER COMMUNICATIONS, INC.

5. PROPERTY AND EQUIPMENT:

          Property and equipment consist of the following:

                                                  DECEMBER 31,
                                           ----------------------------
                                               1996           1997
                                           -------------  -------------
WallBoards(R)............................  $  1,790,566   $  2,822,662
Buildings and leasehold improvements.....    17,070,372     19,078,263
Computer and equipment...................    22,037,853     30,769,007
Furniture and fixtures...................     5,549,976      6,717,752
                                           ------------   ------------
                                             46,448,767     59,387,684
Accumulated depreciation.................   (21,910,854)   (28,056,994)
                                           ------------   ------------
                                           $ 24,537,913   $ 31,330,690
                                           ============   ============

6. GOODWILL AND OTHER INTANGIBLE ASSETS:

          Goodwill and other intangible assets consist of the following:

                                      DECEMBER 31,
                              ---------------------------
                                  1996          1997
                              ------------  -------------
Goodwill....................  $15,037,176    $57,311,029
Unamortized costs of lists..    5,121,445      4,458,026
License agreement...........    3,339,782      2,000,000
Covenant not to compete.....      571,012        571,012
Marketing rights............      560,758        541,827
                              -----------    -----------
                               24,630,173     64,881,894
                              -----------    -----------
Accumulated amortization....   (6,044,058)    (6,119,150)
                              -----------    -----------
                              $18,586,115    $58,762,744
                              ===========    ===========

          Goodwill arose from the Brann, Bounty and GEM management buy-outs in January 1994, August 1995 and September 1993, respectively, as well as the Company's 1997 purchase business combinations.

          Effective July 1, 1994, American List entered into an exclusive licensing agreement, whereby it obtained a ten-year license to use, reproduce and distribute a defined segment of the licensor's lists and to use its sources and customer list to compile and market American List's own lists. As consideration for the granting of the license, American List is obligated to pay a total of $4,200,000. The license fee is payable in three annual installments of $600,000 which began July 1994; three annual installments of $500,000 which began July 1997; three annual installments of $250,000 beginning July 2000; and a final installment of $150,000 in July 2003 (see Note 7). The Company recorded the cost and related obligation for the license, net of imputed interest at 7.25 percent. The net cost of the license was amortized on a straight-line basis over the ten-year term of the license agreement. In conjunction with SCI's acquisitions of American List, SCA and Bounty in July 1997 and the Company's current competitive strategy, management determined that the intangible asset associated with the license fee had been impaired and accordingly, an impairment loss was recorded in the Company's third quarter 1997 income statement as an acquisition related cost.

          Amortization expense of goodwill and other intangible assets totaled $2,188,429, $2,313,775 and $2,238,887 in 1995, 1996, and 1997, respectively.

                          SNYDER COMMUNICATIONS, INC.

7. DEBT:

        Long-Term Borrowings

          Brann had a loan payable to a commercial bank in the amount of $7,165,631 as of December 31, 1996. The loan had an interest rate of 7.6275 percent per annum until January 28, 1999, at which date the interest rate was to change to the bank's base rate plus 1.75 percent. The loan was payable in annual installments of $855,700, until March 1, 2004, when the entire unpaid amount was due in full. The loan was secured by Brann's assets and the book value of the loan approximated its fair value as of December 31, 1996. In April 1997, the full amount of the loan outstanding was repaid. At December 31, 1997, Brann has a loan payable to a commercial bank in the amount of $355,000. The loan has an interest rate of 2.25 percent above the bank's base rate, which equated to an interest rate of 7.25 percent at December 31, 1997. The loan is due in full in December 2006.

          Bounty had a loan payable to a commercial bank in the amount of $4,114,000 as of December 31, 1996. The loan had an interest rate of 2.75 percent above the bank's base rate, which equated to an interest rate of 8.75 percent at December 31, 1996. The loan was secured by all of the assets of Bounty. In September 1997, the full amount of the loan outstanding was repaid.

          American List is obligated under a license agreement to make future payments (see Note 6). This net obligation is $1,914,230 and $1,557,716 at December 31, 1996 and 1997, respectively. Of these amounts, $374,113 and $397,340 have been classified as current at December 31, 1996 and 1997, respectively, and the remaining balance has been classified as a long-term borrowing in the accompanying consolidated balance sheet

          RDL had a loan payable to a commercial bank in the amount of $382,356 as of December 31, 1996. The loan had an interest rate of 1.25 percent above the bank's base rate. Of this amount, $37,477 was classified as current as of December 31, 1996. On December 31, 1997, the full amount of the loan outstanding was repaid.


        Related Party Borrowings--Subordinated Debentures

          On October 28, 1996 SCI used approximately $7.0 million of cash to redeem in full the subordinated debentures (the "Debentures") due to related parties. The Debentures were originally issued on May 18, 1995, with a face amount of $6.0 million. Cash proceeds of $5.0 million were received upon issuance of the Debentures. The difference between the cash proceeds received and the face amount of the Debentures was accounted for as an original issue discount. The Debentures had a stated interest rate of 12.25 percent (effective interest rate to maturity of approximately 17 percent) and an original maturity date of December 31, 2001. The $7.0 million payment consisted of the face amount of the Debentures, a prepayment penalty and accrued interest. A non-recurring charge of $1.2 million ($0.03 per share), net of a $805,874 tax benefit, was recorded at December 31, 1996 as an extraordinary loss related to this early debt extinguishment. The non-recurring charge consists of prepayment penalties and the write-off of unamortized discount and debt issuance costs.


        Related Party Borrowings--Stockholder Loans

          Bounty borrowed approximately $10.4 million from certain stockholders to fund, in part, its August 1995 management buy-out of Bounty Holdings Limited. The borrowings had a blended stated interest rate of 8.31 percent with maturities beginning in 1996 and extending through 2008. At December 31, 1996, $10.5 million remained outstanding under these borrowings. In July 1997, the full amount outstanding under these borrowings was repaid.

          During 1994, RDL borrowed approximately $389,665 from its principal shareholder. The borrowings had interest rates equivalent to the U.K. bank rate applied quarterly with a maturity on December 31, 2004. At

                          SNYDER COMMUNICATIONS, INC.

December 31, 1996, $147,784 remained outstanding under these borrowings. In October 1997, the full amount outstanding under these borrowings was repaid.


        Related Party Borrowings--Notes Payable

          Concurrent with the formation of the Partnership, the Original Limited Partner loaned the Partnership $350,000 as evidenced by a promissory note. On May 10, 1989, the Partnership entered into another promissory note agreement with the Original Limited Partner to repay the principal amount of advances previously made by the Original Limited Partner to the Partnership. Effective January 1, 1993, all prior notes payable and the related accrued interest to the Original Limited Partner were combined into one note totaling $3,252,781. This note bore interest of 8.00 percent per annum. This note was paid in full in May 1995 with a portion of the proceeds from the Debentures.

          In conjunction with an October 1997 purchase business combination, the Company issued a $3,682,000 note payable to the former owner of the acquired company. Interest is payable on the note quarterly at the rate of 7 percent per annum. The note may be repaid at any time after the third anniversary of the issuance and matures on September 30, 2002.

          Future minimum payments as of December 31, 1997 on all long-term borrowings, excluding capital leases, are as follows:

          1998...................  $  639,393
          1999...................     779,549
          2000...................     198,739
          2001...................     213,638
          2002...................   3,911,650
          Thereafter.............      93,800
                                   ----------
          Total..................   5,836,769
          Less--current portion..     639,393
                                   ----------
                 Total...........  $5,197,376
                                   ==========

        Lines of Credit

          SCI obtained a $2.5 million line of credit in September 1996. The line of credit has a variable rate of interest with borrowings payable on an amortizing basis to September 1999, the date the line expires. At December 31, 1996, approximately $0.9 million was outstanding and the interest rate was 6.75 percent. The weighted average interest for the period ended December 31, 1996 was 6.71 percent. There were no amounts outstanding on this line at December 31, 1997.

          MMD has a $2.0 million revolving line of credit agreement with a bank. The line of credit has a variable interest rate based on the bank's prime rate (8.25 percent as of December 31, 1996). MMD had $0.5 million outstanding on this line at December 31, 1996, and the effective interest rate was 8.0 percent for the year ended December 31, 1996. Borrowings pursuant to the line of credit are collateralized by substantially all of the assets of MMD. In February 1997, MMD paid off the outstanding balance of $0.5 million, and no amounts were outstanding on this line at December 31, 1997.

          Brann and Bounty maintain lines of credit for general business expenditures. These lines bear interest at the commercial bank's base rate plus
1.25 to 2.75 percent. There was $1.0 million outstanding under these lines of credit at December 31, 1996, and no amounts were outstanding on these lines at December 31, 1997.

                          SNYDER COMMUNICATIONS, INC.

8. MANDATORILY REDEEMABLE PREFERRED STOCK:

          The preferred shares were redeemed in full subsequent to December 31, 1996, in conjunction with the Acquisitions.

          On January 25, 1994, in connection with the acquisition of Brann Direct Marketing Limited by Brann Holdings, fixed cumulative mandatorily redeemable preferred shares with a par value of (Pounds)0.90 were issued for (Pounds)1.00. All of the 3,067,000 authorized shares were issued yielding proceeds of $4,582,098 less associated issue costs of $129,978. A fixed cumulative dividend was payable at the following rates:

          1995........  6%
          1996........  7%
          1997........  8%
          Thereafter..  8%

          The shares were redeemable at (Pounds)1.00 per share, including the (Pounds)0.10 premium per share on the following dates by the holders or earlier at the option of Brann.

                                  NUMBER
                                  -------
          December 31, 1998...... 517,000
          December 31, 1999...... 850,000
          December 31, 2000...... 850,000
          December 31, 2001...... 850,000

          In October 1996, Bounty issued 750,000 shares of fixed cumulative mandatorily redeemable preferred shares with a par value of (Pounds)1.0 per share. A fixed cumulative dividend was payable on these preferred shares at 8 percent through December 1997 increasing to 10 percent thereafter. The shares were mandatorily redeemable in five equal annual installments beginning March 31, 2003.

          In September 1996, RDL issued 1,333,333 shares of fixed cumulative mandatorily redeemable preferred shares for $2,084,266. A fixed cumulative dividend was payable on these preferred shares at (Pounds).09 per annum per share. The shares were mandatorily redeemable in three equal installments commencing on December 31, 2000.

          The Brann, Bounty, and RDL preferred shares were mandatorily redeemable on specific dates, did not carry voting rights unless dividends were in arrears, which did not occur, and were not convertible into common equity. Accordingly, the preferred shares are classified as long-term debt obligations and the dividends, as well as the amortization of associated issue costs and discounts, are charged as a component of interest expense in the accompanying consolidated financial statements. Dividends included in interest expense were $366,096, $630,987, and $166,765 in 1995, 1996, and 1997, respectively.

                          SNYDER COMMUNICATIONS, INC.

9. CAPITAL STOCK:

          On September 24, 1997 the Company completed the public offering of 8,776,334 shares of its common stock, par value $0.001 per share at an offering price of $25.8125 per share. The offering included 1,850,000 newly issued shares of common stock sold by the Company and 6,926,334 previously outstanding shares of common stock sold by selling stockholders. The Company received net proceeds of $42.7 million from the offering (after deducting costs associated with the offering). The Company did not receive any proceeds from the sale of shares of common stock in the offering by the selling stockholders.

          On September 30, 1996 SCI completed an initial public offering of 8,970,000 shares of its common stock, par value $0.001 per share at an offering price of $17.00 per share. The offering included 4,038,162 newly issued shares of common stock sold by SCI and 4,931,838 previously outstanding shares of common stock sold by selling stockholders. SCI received net proceeds of $59.2 million from the offering (after deducting the costs associated with the offering). SCI did not receive any proceeds from the sale of shares of common stock in the offering by the selling stockholders.

10. INCOME TAXES:

          At the date of the Reorganization, a net deferred tax asset was recorded with an associated credit to the provision for income taxes. The Company's income tax provision includes the following components:

                                            YEARS ENDED DECEMBER 31,
                                    ------------------------------------------
                                       1995          1996            1997
                                    -----------  ------------  ---------------
Current.....  U.S.-Federal          $4,250,500   $ 4,964,176      $ 6,880,835
              U.S.-State and City      887,347     1,125,938        2,419,278
              U.K.                   2,216,739     1,418,702        2,867,774
                                    ----------   -----------      -----------
                                     7,354,586     7,508,816       12,167,887
                                    ----------   -----------      -----------

Deferred....  U.S.-Federal              51,000      (668,618)        (861,506)
              U.S.-State and City        9,000      (114,824)        (229,439)
              U.K.                      48,887      (731,435)        (750,717)
                                    ----------   -----------      -----------
                                       108,887    (1,514,877)      (1,841,662)
Tax effect of equity transaction      (815,000)           --               --
                                    ----------   -----------      -----------
Income tax provision                $6,648,473   $ 5,993,939      $10,326,225
                                    ==========   ===========      ===========

          The provision for taxes on income before extraordinary item differs from the amount computed by applying the U.S. federal income tax rate as a result of the following:

                                                                YEARS ENDED DECEMBER 31,
                                                            ----------------------------------
                                                            1995        1996          1997
                                                           -------  ------------  ------------
Taxes at statutory U.S. Federal income tax rate..........   35.00%        35.00%        35.00%
Income taxed directly to owners..........................  (11.23)       (13.68)       (49.78)
State and city income taxes, net of Federal tax benefit..    2.29          3.06         42.50
Tax effect of Reorganization.............................      --         (2.77)           --
Foreign tax rate differential............................   (0.44)         0.03        (30.15)
Dividends on mandatorily redeemable preferred stock......    0.48          0.78          3.89
Goodwill amortization....................................    0.42          0.58          6.39
Acquisition costs and other permanent differences........    0.08          2.71        231.01
                                                           ------        ------        ------
Effective tax rate.......................................   26.60%        25.71%       238.86%
                                                           ======        ======        ======

                          SNYDER COMMUNICATIONS, INC.

          Deferred income taxes are recorded based upon differences between the financial statement and tax bases of assets and liabilities. As of December 31, 1996 and 1997 temporary differences that give rise to the deferred tax assets and liabilities consist of the following:

                                              DECEMBER 31,
                                       ---------------------------
                                           1996          1997
                                       ------------  -------------
Reserve for doubtful accounts........  $    42,582    $ 1,583,426
Accrued expenses.....................    1,281,339      1,745,380
Tax losses of a non U.S. subsidiary..    1,964,338      1,964,338
Tax benefit of capital losses........    1,202,183      1,202,183
Other................................           --        586,369
                                       -----------    -----------
Gross deferred tax assets............    4,490,442      7,081,696
Prepaid pension costs................      (83,859)       (73,817)
Performance revenues.................           --       (618,600)
Other................................      (97,029)       (33,183)
                                       -----------    -----------
Gross deferred tax liabilities.......     (180,888)      (725,600)
Valuation allowance..................   (3,166,521)    (3,166,521)
                                       -----------    -----------
Net deferred tax asset                 $ 1,143,033    $ 3,189,575
                                       ===========    ===========

          Two subsidiaries of Bounty have certain tax capital and operating losses which can be realized only if these subsidiaries generate taxable capital gains or operating income, respectively. At December 31, 1996 and 1997, management determined that a valuation allowance against the deferred tax asset associated with these tax losses was required.

          At December 31, 1997, cumulative undistributed earnings of Brann, Bounty and RDL were approximately $3.7 million. No provision for U.S. income taxes or U.K. withholding taxes has been made since the Company considers these undistributed earnings to be permanently invested in the U.K. The Company has estimated that because of available tax planning strategies such earnings, if repatriated, would not result in an additional material tax provision.

11. ACQUISITION AND RELATED COSTS:

          The Company recorded $39.4 million in non-recurring acquisition and related costs during 1997. Of the $39.4 million, $34.1 million are costs directly related to the consummation of the Acquisitions. These costs consist primarily of investment banking fees, other professional service fees, certain U.K. excise and transfer taxes, as well as a non-cash charge of approximately $9.1 million related to the accelerated vesting of the options held by Brann employees. The remaining $5.3 million consists of the write-off of deferred license fees and the accrual of a liability expected to resolve outstanding litigation. Both the write-off of the deferred fees and the accrual of the liability were recorded due to changes in fact that resulted from the Acquisitions.

12. COMPENSATION TO STOCKHOLDERS:

          Prior to the Reorganization, SCI's operations were conducted by the Partnership. SMS, the general partner of the Partnership, paid compensation to certain officers and employees of the Partnership for services performed for SMS. The compensation from SMS was in addition to the compensation that these individuals received from the Partnership. Following consummation of the Reorganization, these individuals are not performing any comparable duties or responsibilities for SMS. No such compensation was paid by SMS to these individuals in 1996 or 1997, nor is any such compensation expected to be paid in the future. This non-recurring compensation is included in compensation to stockholders on the consolidated statement of income for the year ended
December 31, 1995.

                          SNYDER COMMUNICATIONS, INC.

          Prior to their merger with SCI, certain stockholders of the acquired companies received annual compensation in their roles as managers in excess of amounts that they will receive pursuant to employment agreements they have entered into with the Company. The amount by which the historical compensation paid to these managers exceeds that provided in their employment contracts has been classified as compensation to stockholders in the accompanying consolidated statement of income.

13. STOCK INCENTIVE PLAN:

          In September 1996, SCI adopted the 1996 Stock Incentive Plan (the "Stock Option Plan"). The Stock Option Plan authorizes SCI to grant incentive stock options, non-qualified stock options, restricted stock awards and stock appreciation rights ("SARs"). Subject to adjustment, the aggregate number of shares of common stock which may be issued under the Stock Option Plan upon exercise of options, SARs or in the form of restricted stock may not exceed 17.5% of the number of shares of common stock outstanding.

          In conjunction with Brann's purchase of Brann Direct Marketing Limited in January 1994, Brann adopted a stock option plan. Granted options were exercisable upon a sale or flotation of Brann as defined in the terms of the plan. No compensation expense was recognized in the financial statements for the Brann options for any of the periods prior to its merger with SCI as the conditions for their exercise were not probable. In conjunction with the March 1997 acquisition of Brann by SCI, all of the outstanding options of Brann were exchanged for options of the common stock of the Company under the Stock Option Plan. The exchange of Brann options for SCI options was based on the final common stock exchange rates used in the acquisition, with the SCI options possessing identical terms to the Brann options at the date of conversion. The Company recognized a charge to first quarter 1997 income of approximately $9.1 million related to the accelerated vesting of these options.

          The exercise price of options granted under the Stock Option Plan may not be less than 100 percent (110 percent in the case of an optionee who is a 10 percent stockholder) of the fair market value per share of common stock on the date of the option grant. The vesting and other provisions of the options are determined by the Company's Board of Directors. All options granted as of December 31, 1997 vest on or before the fourth anniversary of the date of grant and expire on or before the tenth anniversary of the date of grant.

          A summary of the activity within the Stock Option Plan, for the three years ended December 31, 1997, after giving retroactive effect to the conversion of the Brann, Bounty and American List options, is as follows:


                                                 SHARES OUTSTANDING
                                        ------------------------------------
                                          1995        1996          1997
                                        ---------  -----------  ------------
          Beginning of year...........   558,200      652,390     4,550,515
                  Granted.............   128,829    4,329,359     5,690,499
                  Exercised...........    (7,171)     (65,214)   (1,761,125)
                  Forfeited...........   (27,468)    (280,520)   (2,150,618)
                  Expired.............        --      (85,500)           --
                                        --------   ----------   -----------
          End of year.................   652,390    4,550,515     6,329,271
                                        ========   ==========   ===========
          Exercisable at end of year..                463,093       797,362
                                                   ==========   ===========

                          SNYDER COMMUNICATIONS, INC.

                                                 WEIGHTED AVERAGE
                                                  EXERCISE PRICE
                                        ------------------------------------
                                          1995        1996          1997
                                        ---------  -----------  ------------
          Beginning of year...........  $   4.14   $     5.43   $     15.50
                  Granted.............     10.07        17.01         24.10
                  Exercised...........      8.93        13.93         14.25
                  Forfeited...........      0.27        15.65         20.78
                  Expired.............        --        15.79            --
          End of year.................      5.43        15.50         22.64
          Exercisable at end of year..                  12.30         19.86

          The weighted average option fair value on the grant date was $9.97 for options issued during the year ended December 31, 1997.

          The following table presents information related to the 6,329,271 options outstanding at December 31, 1997.

                                                                                     WEIGHTED
                                                                                      AVERAGE
                                                       NUMBER OF                    CONTRACTUAL
                                                        OPTIONS   EXERCISE PRICE   LIFE IN YEARS
                                                       ---------  ---------------  -------------
          COMPANY OPTIONS
          ISSUED BY
          ---------
          SCI prior to initial public offering.......  1,614,550  $         17.00           8.68
          SCI subsequent to initial public offering..  4,689,471  $19.38 - $33.94           9.45
          American List..............................     25,250  $15.79 - $23.58           6.53
                                                       ---------
                                                       6,329,271
                                                       =========

          The fair value of each option grant is estimated on the date of grant using a Black-Scholes option pricing model with the following weighted average assumptions used for grants in 1996 and 1997: risk-free interest rate of 6.2 percent and 5.7 percent, expected dividend yield of zero, expected life of 5 years, and expected volatility of 50 percent and 48 percent.

          If the Company had recorded compensation expense using the fair value based method prescribed by SFAS No. 123, the Company's 1996 and 1997 pro forma net income (loss) and 1996 and 1997 pro forma net income (loss) per share amounts, which reflect a pro forma adjustment for income tax, would have been reduced to the following as adjusted amounts.

                                                               1996          1997
                                                            -----------  -------------
          Pro forma net income (loss):
                  As reported.............................  $12,219,282  $ (8,169,655)
                  As adjusted.............................  $ 5,324,128  $(21,574,945)
          Pro forma basic net income (loss) per share:
                  As reported.............................  $      0.27  $      (0.17)
                  As adjusted.............................  $      0.12  $      (0.44)
          Pro forma diluted net income (loss) per share:
                  As reported.............................  $      0.27  $      (0.17)
                  As adjusted.............................  $      0.12  $      (0.44)

14. PENSION AND PROFIT-SHARING PLANS:

          Brann operates The Brann Retirement Benefits Plan, which is a funded defined benefit plan available to all employees. The assets of the plan are held separately from those of Brann and are invested in managed funds principally comprised equity securities. Plan benefits are based on years of service and compensation levels at the

                          SNYDER COMMUNICATIONS, INC.

time of retirement. The funding of the plan is determined following consultation with actuaries using the projected unit credit method.

          For purposes of these financial statements, the actuarial value of the plan's liabilities has been estimated using the available actuarial valuations and the plan's asset values reflect the actual market value of those assets at each balance sheet date based on records maintained by the plan's trustees. The most recent actuarial update of the plan's liabilities was performed as of December 31, 1997. The significant assumptions used and the funded status of the plan are set out in the tables below.

                                                               SIGNIFICANT ASSUMPTIONS
                                                              ------------------------
                                                                 AS OF DECEMBER 31,
                                                              ------------------------
                                                              1995      1996      1997
                                                              ----      ----      ----
                                                               %         %          %
                                                              ----      ----      ----
          Discount rate.....................................   8.0       8.0      6.75
          Expected long-term rate of return on plan assets..   9.0       9.0      7.75
          Rate of increase in compensation..................   6.0       6.0      5.25

        Net Periodic Pension Cost

          Net periodic pension cost is determined using the assumptions as of the beginning of the year and is comprised of the following (in thousands).

                                                                                               YEARS ENDED DECEMBER 31,
                                                                                         ------------------------------------
                                                                                           1995        1996          1997
                                                                                         --------  ------------  ------------
          Service cost.................................................................  $   726       $ 1,109       $ 1,360
          Interest cost on projected benefit obligation................................      710           875         1,065
          Actual return on plan assets.................................................   (1,704)       (1,078)       (2,899)
          Net amortization of unrecognized net  loss and deferral of actual return on
                 plan assets...........................................................      915           125         1,638
                                                                                         -------       -------       -------
          Net periodic pension cost                                                      $   647       $ 1,031       $ 1,164
                                                                                         =======       =======       =======

        Funded Status

          The funded status is determined using the assumption as of the end of the year and is reflected as follows (in thousands).

                                                       AS OF DECEMBER 31,
                                                      --------------------
                                                        1996        1997
                                                      --------     --------
Actuarial present value of benefit obligations:
           Accumulated and fully vested.............  $11,501      $14,351
                                                      -------      -------
Accumulated benefit obligation......................   11,501       14,351
Effect of projected future compensation levels......    2,430        3,151
                                                      -------      -------
Projected benefit obligation........................   13,931       17,502
Plan assets at fair value...........................   13,777       17,321
                                                      -------      -------
Plan assets less than projected benefit obligation..     (154)        (181)
Unrecognized loss...................................      411          428
                                                      -------      -------
Prepaid pension cost................................  $   257      $   247
                                                      =======      =======

          The Company and certain of its subsidiaries maintain defined contribution benefit plans. Pension and profit sharing costs related to these plans amounted to approximately $391,826, $581,674 and $629,609 for 1995, 1996 and 1997, respectively.

                          SNYDER COMMUNICATIONS, INC.

15. NET INCOME PER SHARE

          A reconciliation of the shares used to compute basic and diluted earnings per share follows. For each of the years presented, the same net income used to compute basic earnings per share was used to compute diluted earnings per share.

                                                                 YEARS ENDED DECEMBER 31,
                                                        ------------------------------------------
                                                            1995            1996            1997
                                                        ------------------------------------------
Weighted average shares outstanding for the period
  used in computation of basic net income per
  share...............................................  44,723,835      45,136,145      49,285,871
Diluted impact of stock options.......................      18,485         213,952              --
Shares used in computation of diluted net income per
  share...............................................  44,742,320      45,350,097      49,285,871

          For the years ended December 31, 1996 and 1997, there existed weighted average common stock equivalents of 12,437 and 1,135,919, respectively, which are not included in the calculation of diluted net income per share because they were antidilutive for the period.


16. LEASES:

          The Company leases certain facilities, office equipment and other assets. The following is a schedule of future minimum lease payments for capital leases and for operating leases (with initial or remaining terms in excess of one year at December 31, 1997).

                                                     CAPITAL      OPERATING
          YEARS ENDING DECEMBER 31,                   LEASES       LEASES
          -------------------------                ------------  -----------
          1998...................................  $ 1,466,348   $10,968,367
          1999...................................    1,083,228     7,069,019
          2000...................................      181,618     5,385,985
          2001...................................       53,011     4,071,557
          2002...................................           --     3,348,198
          Thereafter.............................           --     5,195,716
                                                   -----------   -----------
          Total minimum lease payments...........    2,784,205   $36,038,842
                                                   ===========   ===========
          Less--Amount representing interest.....     (223,147)
                                                   -----------
          Total obligation under capital leases..    2,561,058
          Less--Current portion..................   (1,317,951)
                                                   -----------
          Long-term portion......................  $ 1,243,107
                                                   ===========

          Property and equipment, net, on the consolidated balance sheet includes $3,791,991 and $2,846,398 for equipment purchased under capital leases as of December 31, 1996 and 1997, respectively.

          Rental expense for all operating leases was approximately $7,079,718, $9,046,057 and $10,023,866 for the years ended December 31, 1995, 1996 and
1997, respectively.

                          SNYDER COMMUNICATIONS, INC.

17. COMMITMENTS AND CONTINGENCIES:

          An officer of one of the acquired Companies was terminated in February 1997, and the matter is subject to ongoing litigation. Due to changes in fact that resulted from the acquisition, the Company recorded a liability in the quarter ended September 1997 equal to the expected cost to resolve the matter.

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

18. RELATED PARTIES:

          SCI's headquarters office space is leased from a third party, in which one of the non-employee directors of the Company has a minority ownership interest. Rent paid under this lease was $771,855, $1,125,542, and $2,400,769 in 1995, 1996 and 1997, respectively.

          During 1995, SCI advanced $2,725,000 to a stockholder of SMS as evidenced by a promissory note. The note was non-interest bearing and secured by SMS stock. This note was distributed to the SMS stockholders, pro rata, on June 30, 1996.

          SCI produces a WallBoard(R) for which a publication beneficially owned by certain non-employee directors of the Company is one of the sponsors. Revenues earned under this program were $2.0 million in 1997.

          At the end of 1997, the Company entered into a software license agreement with a company in which certain non-employee directors of the Company are directors and in which they own a minority interest. The Company will pay approximately $2.5 million for the license and related equipment.

                          SNYDER COMMUNICATIONS, INC.

19. GEOGRAPHICAL DATA:

          After giving effect to the Acquisitions, the Company has operations in the United States, the U.K., Ireland and Hungary. Financial information for the Company's operations in the U.K., Ireland, and Hungary are classified as foreign and consist primarily of operations in the U.K.

                                                         YEARS ENDED DECEMBER 31,
                                                  ----------------------------------------
                                                      1995          1996          1997
                                                  ------------  ------------  ------------
Revenues
          United States.........................  $113,187,930  $170,780,884  $212,937,755
          Foreign...............................    74,431,020    95,592,962   120,414,097
                                                  ------------  ------------  ------------
                  Total revenues................  $187,618,950  $266,373,846  $333,351,852
                                                  ============  ============  ============
Income from operations
          United States.........................  $ 19,688,087  $ 23,244,162  $  4,015,035
          Foreign...............................     6,836,486     2,122,378       160,165
                                                  ------------  ------------  ------------
                  Total income from operations    $ 26,524,573  $ 25,366,540  $  4,175,200
                                                  ============  ============  ============

Identifiable assets
          United States.........................                $105,799,130  $139,000,725
          Foreign...............................                  64,073,424   105,210,244
                                                                ------------  ------------
                  Total identifiable assets                     $169,872,554  $244,210,969
                                                                ============  ============

20. SELECTED QUARTERLY FINANCIAL DATA (UNAUDITED, IN THOUSANDS, EXCEPT PER SHARE DATA):

          The following table summarizes financial data by quarter for the Company for 1996 and 1997, giving effect to the Acquisitions as if they had occurred at the beginning of the earliest period presented.

                                                                   1996 QUARTER ENDED
                                                      --------------------------------------------
                                                      MARCH 31  JUNE 30  SEPTEMBER 30  DECEMBER 31   TOTAL
                                                      --------  -------  ------------  -----------  --------
Revenues............................................   $54,725  $62,556       $71,276      $77,817  $266,374
Gross profit........................................    18,229   20,833        24,299       25,725    89,086
Income before extraordinary item....................     3,402    4,456         7,366        2,094    17,318
Income before extraordinary item per share..........      0.08     0.10          0.17         0.04      0.38
Net income..........................................     3,402    4,456         7,366          879    16,103
Net income per share................................      0.08     0.10          0.17         0.02      0.36
Pro forma net income before extraordinary item......     2,730    3,186         4,572        2,947    13,435
Pro forma net income before extraordinary item per
share...............................................      0.06     0.07          0.10         0.06      0.30
Pro forma net income................................     2,730    3,186         4,572        1,731    12,219
Pro forma net income per share                         $  0.06  $  0.07       $  0.10      $  0.04  $   0.27

                          SNYDER COMMUNICATIONS, INC.

                                                             1997 QUARTER ENDED
                                                ----------------------------------------------
                                                MARCH 31   JUNE 30  SEPTEMBER 30   DECEMBER 31    TOTAL
                                                ---------  -------  -------------  -----------  ---------
Revenues......................................  $ 73,523   $80,513       $84,177     $95,139    $333,352
Gross profit..................................    25,236    27,924        29,438      33,613     116,211
Net income (loss).............................   (10,157)    6,213        (6,637)      4,578      (6,003)
Net income (loss) per share...................     (0.21)     0.13         (0.13)       0.09       (0.12)
Pro forma net income (loss)...................   (10,504)    5,871        (7,026)      3,489      (8,170)
Pro forma net income (loss) per share.........     (0.22)     0.12         (0.14)       0.07       (0.17)

Pro forma net income excluding non-recurring
 acquisition and related costs................     4,895     5,953         7,193         8,897    26,938
Pro forma net income excluding non-recurring
 acquisition and related costs per share......  $   0.10   $  0.12       $  0.14       $  0.17  $   0.54

The pro forma amounts include a provision for federal and state income taxes as if the Company had been a taxable C corporation for all periods presented. The per share amounts represent both basic and diluted per share amounts because no differences exist between them in any of the periods presented.


21. SUBSEQUENT EVENT (UNAUDITED):

          In January 1998, the Company acquired Blau Marketing Technologies, Inc. ("Blau"). Blau operates in the U.S. and it provides direct marketing services including strategic consulting, creative services, program design and implementation, consumer database management, response tracking and analysis and production management to large national and international corporations in the financial services, technology, retail, telecommunications and utilities industries. The transaction was accounted for as a pooling of interests.

          In February 1998, the Company acquired Health Products Research, Inc. ("HPR"). HPR, located in New Jersey, provides strategic and tactical sales force market planning and evaluation services, including sales and marketing resource allocation, sales force planning, and the integration and evaluation of sales and marketing promotions, to more than 100 pharmaceutical and medical device manufacturers. The transaction was accounted for as a pooling of interests.

          In March 1998, the Company acquired Publimed Promotions, S.A. ("Publimed"). Publimed, headquarterd in France, expands the Company's presence into continental Europe. Publimed provides pharmaceutical sales and marketing services to many of the world's leading pharmaceutical manufacturers. The transaction was accounted for as a pooling of interests.

          In March 1998, the Company also acquired Arnold Communications, Inc. ("Arnold"). Arnold is a full-service marketing communications firm, based in Boston, Massachusetts with 12 U.S. offices. Arnold provides creative services, direct marketing, new media marketing, database management services and full-service public relations for its blue-chip clients. The transaction was accounted for as a pooling of interests.

                       REPORT OF INDEPENDENT ACCOUNTANTS

To the Board of Directors and Shareholders of Brann Holdings Limited:

  We have audited the consolidated balance sheets of Brann Holdings Limited (the Company) and its subsidiaries as of December 31, 1995 and 1996, and the related consolidated statements of income, changes in stockholders' equity and cash flows for each of the three years in the period ended December 31, 1996 (not presented separately herein). These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

  We conducted our audits in accordance with generally accepted auditing standards in the United Kingdom, which do not differ in any material respect from generally accepted auditing standards in the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

  In our opinion, the consolidated financial statements audited by us present fairly, in all material respects, the financial position of the Company and its subsidiaries as of December 31, 1995 and 1996, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 1996 in conformity with generally accepted accounting principles in the United States.


                                  PRICE WATERHOUSE
                                  Chartered Accountants and Registered Auditors

Bristol, England
May 30, 1997

               REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS

Board of Directors and Stockholders
American List Corporation

  We have audited the consolidated balance sheets of American List Corporation and Subsidiaries as of February 28, 1997 and February 29, 1996, and the related consolidated statements of earnings, stockholders' equity and cash flows for each of the years in the three-year period ended February 28, 1997 (not presented separately herein). These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

  We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall consolidated financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

  In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of American List Corporation and Subsidiaries as of February 28, 1997 and February 29, 1996, and the consolidated results of their operations and their consolidated cash flows for each of the years in the three-year period ended February 28, 1997 in conformity with generally accepted accounting principles.


                                  GRANT THORNTON LLP

Melville, New York
April 11, 1997

                             Snyder Communications
                                  Schedule II
                       Valuation and Qualifying Accounts
                 Years Ended December 31, 1995, 1996 and 1997


                                                         Deductions from Reserve
                 Balance at       Additions Charged to    for Purpose for which     Translation    Balance at
              Beginning of Year     Cost and Expense       Reserve was Created      Adjustment     End of Year
              -----------------     ----------------       -------------------      ----------     -----------
     1995          $483,217            $  247,077                $141,800             $(5,178)     $  583,306
     1996           583,306               529,997                 187,447              62,345         988,211
     1997           988,211             4,468,927                 549,556              36,631       4,944,213


ITEM 9. CHANGES AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

  None.


                                   PART III


ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

  The information contained in the Company's Proxy Statement under the sections titled "Election of Directors (Proposal 1)" and "Section 16(a) Beneficial Ownership Reporting Compliance" is incorporated herein by reference in response to this item.


ITEM 11.  EXECUTIVE COMPENSATION

  The information contained in the Company's Proxy Statement under the section titled "Executive Compensation" is incorporated herein by reference in response to this item, except that the information contained in the Proxy Statement under the sub-headings "Report of the Board of Directors of Snyder Communications, Inc. on Executive Compensation" and "Stockholder Return Performance Graph" is not incorporated herein by reference and is not to be deemed "filed" as part of this filing.


ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

  The information contained in the Company's Proxy Statement under the section titled "Security Ownership of Directors, Executive Officers and Certain Beneficial Owners" is incorporated herein by reference in response to this item.


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

        Consolidated Balance Sheet as of December 31, 1996 and 1997 Consolidated Statement of Income for the years ended December 31, 1995,
          1996 and 1997
        Consolidated Statement of Equity for the years ended December 31, 1995,
          1996 and 1997
        Consolidated Statement of Cash Flows for the years ended December 31,
          1995, 1996 and 1997
        Notes to Consolidated Financial Statements

    2. The following financial statement schedule is filed under "Item 8. Financial Statements and Supplementary Data."

        Schedule II - Valuation and Qualifying Accounts

        All other schedules are omitted because they are not applicable or are not required under Regulation S-X.

    3. The following exhibits are filed herewith or are incorporated herein by reference, as indicated.

       EXHIBIT                                      DESCRIPTION                                         PAGE
       -------                                      -----------                                         ----
          2.1  Agreement and Plan of Merger, dated as of March 18, 1997, among American List
               Corporation, the Company and Snyder Z Acquisition, Inc. (Incorporated by reference to
               Exhibit 2.1 to the Company's Form 8-K dated July 11, 1997).

          2.2  Agreement and Plan of Merger among Brann Holdings Limited and the Company, dated as of March 18, 1997 (Incorporated by reference to Exhibit 2.1 to the Company's Form 8-K dated March 18, 1997).

          2.3  Agreement and Plan of Merger among MMD, Inc., the stockholders of MMD, Inc., the
               Company, and Snyder Acquisition Corp., dated as of January 6, 1997 (Incorporated by reference to Exhibit 2.1 to the Company's Form 8-K dated January 6, 1997).

          2.4  Share Sale and Purchase Agreement among the Shareholders of Bounty Group Limited as listed on the signature page thereto and the Company, dated as of July 13, 1997
               (Incorporated by reference to Exhibit 2.1 to the Company's Form 8-K dated July 13,
               1997).

          2.5  Agreement and Plan of Merger among Sampling Corporation of America, the Company and
               Snyder Acquisition Corp., dated as of July 14, 1997 (Incorporated by reference to
               Exhibit 2.2 to the Company's Form 8-K dated July 14, 1997).

          3.1  Certificate of Incorporation of the Company (Incorporated by reference to Exhibit 3.1 forming a part of the Company's Registration Statement on Form S-1 (File No.
               333-7495) filed with the Securities and Exchange Commission under the Securities Act of 1933, as amended).

          3.2  Bylaws of the Company (Incorporated by reference to Exhibit 3.2 forming a part of the
               Company's Registration Statement on Form S-1 (File No. 333-7495) filed with the
               Securities and Exchange Commission under the Securities Act of 1933, as amended).

          4.1  Reference is made to exhibits 3.1 and 3.2.

          4.2  Specimen common stock certificate (Incorporated by reference to Exhibit 4.2 forming a part of Amendment No. 5 to the Company's Registration Statement on Form S-1 (File No.
               333-7495) filed with the Securities and Exchange Commission under the Securities Act of 1933, as amended).

         10.1* Amended and Restated 1996 Stock Incentive Plan of Snyder Communications, Inc.
               (Incorporated by reference to Exhibit No. 10.1 forming a part of the Company's
               Registration Statement on Form S-1 (File No. 333-33691) filed with the Securities and
               Exchange Commission under the Securities Act of 1933, as amended).

         10.2  Professional Services Agreement, dated February 1996, as amended, between the Company and AT&T Communications Inc. (Incorporated by reference to Exhibit 10.2 forming a part of Amendment No. 1 to the Company's Registration Statement on Form S-1 (File No.
               333-7495) filed with the Securities and Exchange Commission under the Securities Act of 1933, as amended).

       EXHIBIT                                      DESCRIPTION                                         PAGE
       -------                                      -----------                                         ----
         10.3  Services Agreement between the Company and U.S. News & World Report, L.P.
               (Incorporated by reference to Exhibit 10.4 forming a part of Amendment No. 1 to the
               Company's Registration Statement on Form S-1 (File No. 333-7495) filed with the
               Securities and Exchange Commission under the Securities Act of 1933, as amended).

         10.4  Registration Rights Agreement, dated September 4, 1996, between the Company and
               Daniel M. Snyder, Michele D. Snyder, USN College Marketing, L.P. and each of the 1995
               Investors (as defined therein) (Incorporated by reference to Exhibit 10.5 forming a part of Amendment No. 5 to the Company's Registration Statement on Form S-1(File No.
               333-7495) filed with the Securities and Exchange Commission under the Securities Act of 1933, as amended).

         10.5  Lease Agreement, Democracy Center, Bethesda, Maryland, dated March 19, 1996, as amended, between the Company and Democracy Associates Limited Partnership
               (Incorporated by reference to Exhibit 10.6 forming a part of Amendment No. 5 to the
               Company's Registration Statement on Form S-1 (File No. 333-7495) filed with the
               Securities and Exchange Commission under the Securities Act of 1933, as amended).

         10.6* Employment Agreement between the Company and Daniel M. Snyder (Incorporated by reference to Exhibit 10.7 forming a part of Amendment No. 1 to the Company's
               Registration Statement on Form S-1 (File No. 333-7495) filed with the Securities and
               Exchange Commission under the Securities Act of 1933, as amended).

         10.7* Employment Agreement between the Company and Michele D. Snyder (Incorporated by reference to Exhibit 10.8 forming a part of Amendment No. 1 to the Company's
               Registration Statement on Form S-1 (File No. 333-7495) filed with the Securities and
               Exchange Commission under the Securities Act of 1933, as amended).

         10.8* Employment Agreement between the Company and A. Clayton Perfall (Incorporated by reference to Exhibit 10.8 to the Company's Registration Statement on Form S-1 (File
               No. 333-33691) filed with the Securities and Exchange Commission under the Securities
               Act of 1933, as amended).

           21  Subsidiaries of the Company.

         23.1  Consent of Arthur Andersen LLP.

         23.2  Consent of Grant Thornton LLP.

         23.3  Consent of Price Waterhouse.

         27.1  Financial Data Schedule for 1997.

         27.2  Financial Data Schedule for 1996.

         *     Indicates management contract or compensatory plan.

(b) No Reports on Form 8-K were filed during the quarter ended December 31, 1997.

                                  SIGNATURES

  Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                            SNYDER COMMUNICATIONS, INC.
                                                    (Registrant)

                                            By /s/ Daniel M. Snyder
                                               ---------------------------------
                                            Daniel M. Snyder
                                            Chairman and Chief Executive Officer

                                            Date: March 31, 1998
                                                 -------------------------------

  Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

  Date: March 31, 1998                      /s/ Daniel M. Snyder
       ---------------                      ------------------------------------
                                            Daniel M. Snyder
                                            Chairman and Chief Executive Officer

  Date: March 31, 1998                      /s/ Michele D. Snyder
       ---------------                      ------------------------------------
                                            Michele D. Snyder
                                            Vice Chairman, President and
                                            Chief Operating Officer

  Date: March 31, 1998                      /s/ A. Clayton Perfall
       ---------------                      ------------------------------------
                                            A. Clayton Perfall
                                            Chief Financial Officer and Director
                                            (Principal Financial Officer)

  Date: March 31, 1998                      /s/ David B. Pauken
       ---------------                      ------------------------------------
                                            David B. Pauken
                                            Chief Accounting Officer
                                            (Principal Accounting Officer)

  Date: March 31, 1998                      /s/ Mortimer B. Zuckerman
       ---------------                      ------------------------------------
                                            Mortimer B. Zuckerman
                                            Director

  Date: March 31, 1998                      /s/ Fred Drasner
       ---------------                      ------------------------------------
                                            Fred Drasner
                                            Director

  Date: March 31, 1998                      /s/ Mark E. Jennings
       ---------------                      ------------------------------------
                                            Mark E. Jennings
                                            Director

  Date: March 31, 1998                      /s/ Philip Guarascio
       ---------------                      ------------------------------------
                                            Philip Guarascio
                                            Director

                               INDEX TO EXHIBITS

   Exhibit
   Number                                   Description
     2.1  Agreement and Plan of Merger, dated as of March 18, 1997, among American List
          Corporation, the Company and Snyder Z Acquisition, Inc. (Incorporated by reference to
          Exhibit 2.1 to the Company's Form 8-K dated July 11, 1997).

     2.2  Agreement and Plan of Merger among Brann Holdings Limited and the Company, dated as of March 18, 1997 (Incorporated by reference to Exhibit 2.1 to the Company's Form 8-K dated March 18, 1997).

     2.3  Agreement and Plan of Merger among MMD, Inc., the stockholders of MMD, Inc., the
          Company, and Snyder Acquisition Corp., dated as of January 6, 1997 (Incorporated by reference to Exhibit 2.1 to the Company's Form 8-K dated January 6, 1997).

     2.4  Share Sale and Purchase Agreement among the Shareholders of Bounty Group Limited as listed on the signature page thereto and the Company, dated as of July 13, 1997
          (Incorporated by reference to Exhibit 2.1 to the Company's Form 8-K dated July 13,
          1997).

     2.5  Agreement and Plan of Merger among Sampling Corporation of America, the Company and
          Snyder Acquisition Corp., dated as of July 14, 1997 (Incorporated by reference to
          Exhibit 2.2 to the Company's Form 8-K dated July 14, 1997).

     3.1  Certificate of Incorporation of the Company (Incorporated by reference to Exhibit 3.1 forming a part of the Company's Registration Statement on Form S-1 (File No.
          333-7495) filed with the Securities and Exchange Commission under the Securities Act of 1933, as amended).

     3.2  Bylaws of the Company (Incorporated by reference to Exhibit 3.2 forming a part of the
          Company's Registration Statement on Form S-1 (File No. 333-7495) filed with the
          Securities and Exchange Commission under the Securities Act of 1933, as amended).

     4.1  Reference is made to exhibits 3.1 and 3.2.

     4.2  Specimen common stock certificate (Incorporated by reference to Exhibit 4.2 forming a part of Amendment No. 5 to the Company's Registration Statement on Form S-1 (File No.
          333-7495) filed with the Securities and Exchange Commission under the Securities Act of 1933, as amended).

    10.1  Amended and Restated 1996 Stock Incentive Plan of Snyder Communications, Inc.
          (Incorporated by reference to Exhibit No. 10.1 forming a part of the Company's
          Registration Statement on Form S-1 (File No. 333-33691) filed with the Securities and
          Exchange Commission under the Securities Act of 1933, as amended).

    10.2  Professional Services Agreement, dated February 1996, as amended, between the Company and AT&T Communications Inc. (Incorporated by reference to Exhibit 10.2 forming a part of Amendment No. 1 to the Company's Registration Statement on Form S-1 (File No.
          333-7495) filed with the Securities and Exchange Commission under the Securities Act of 1933, as amended).