Form 10-Q
period 1998-03-31
SNYDER COMMUNICATIONS INC
filed 1998-05-15
CIK 1017906

                       Securities and Exchange Commission
                             Washington, D.C. 20549

                                   Form 10-Q


[X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

     For the quarterly period ended March 31, 1998

                                       or

[ ] Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

     For the Transition Period From ______ to ______

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

Common Stock, $0.001 Par Value, 61,340,659 shares outstanding as of May 8, 1998.

                          SNYDER COMMUNICATIONS, INC.

                                   FORM 10-Q

                                     INDEX


                                                                          Page
PART I.   FINANCIAL INFORMATION

Item 1.   Financial Statements (Unaudited)

       Condensed Consolidated Balance Sheet as of
         December 31, 1997 and March 31, 1998                               3

       Condensed Consolidated Statement of Income for
         the three months ended March 31, 1997 and 1998                     4

       Condensed Consolidated Statement of Cash Flows for
         the three months ended March 31, 1997 and 1998                     5

       Condensed Consolidated Statement of Equity for the
         three months ended March 31, 1998                                  6

       Notes to Condensed Consolidated Financial Statements                 7

Item 2.   Management's Discussion and Analysis of Financial Condition
          and Results of Operations                                        11

Item 3.   Quantitative and Qualitative Disclosures about Market Risk       17

PART II.  OTHER INFORMATION

Item 2.   Changes in Securities                                            17

Item 6.   Exhibits and Reports on Form 8-K                                 17


                         PART I. FINANCIAL INFORMATION

Item 1.   Financial Statements.

                          SNYDER COMMUNICATIONS, INC.

                      CONDENSED CONSOLIDATED BALANCE SHEET

                                  (UNAUDITED)

                                                          DECEMBER 31, MARCH 31,
                                                              1997       1998
                                                          ------------ ---------
                                                              (IN THOUSANDS)
                         ASSETS
Current assets:
  Cash and equivalents..................................    $ 81,915   $ 62,517
  Marketable securities.................................       2,127      2,042
  Accounts receivable, net of allowance for doubtful
   accounts of $6,769 and $7,398 at December 31, 1997
   and March 31, 1998, respectively.....................     157,743    198,901
  Unbilled services.....................................      19,365     12,974
  Other current assets..................................      30,259     22,448
                                                            --------   --------
    Total current assets................................     291,409    298,882
                                                            --------   --------
Property and equipment, net.............................      42,202     50,738
Goodwill and other intangible assets, net...............      68,943    118,014
Deferred tax asset......................................         --      49,944
Deposits and other assets...............................       8,148      7,101
                                                            --------   --------
    Total assets........................................    $410,702   $524,679
                                                            ========   ========
                 LIABILITIES AND EQUITY
Current liabilities:
  Lines of credit.......................................    $  7,427   $  2,523
  Current maturities of long-term debt..................       2,086      3,527
  Accrued payroll.......................................      17,163     24,761
  Accounts payable......................................      97,404    119,763
  Accrued expenses......................................      85,511     88,923
  Client advances.......................................      12,045      5,528
  Unearned revenue......................................      21,770     18,352
                                                            --------   --------
    Total current liabilities...........................     243,406    263,377
                                                            --------   --------
Related party borrowings, net of current maturities.....       4,753      3,743
Long-term obligations under capital leases..............       1,751      1,791
Long-term debt, net of current maturities...............       3,935      3,876
Other liabilities.......................................       6,997      3,155
Commitments and contingencies
Redeemable ESOP stock, 147 shares outstanding as of
 December 31, 1997 and March 31, 1998, respectively.....       5,278      6,891
Equity:
Preferred stock, $.001 par value per share, 5,000 shares
 authorized, none issued and outstanding at December 31,
 1997 and March 31, 1998, respectively..................         --         --
Common stock, $.001 par value per share, 120,000 shares
 authorized, 60,470 and 62,266 shares issued and
 outstanding at December 31, 1997 and March 31, 1998,
 respectively...........................................          60         62
Additional paid-in capital..............................     152,086    266,293
Treasury stock, at cost, 1,059 and 1,096 shares at
 December 31, 1997 and March 31, 1998, respectively.....      (5,473)    (7,575)
Accumulated other comprehensive income..................         477      1,275
Retained deficit........................................      (2,568)   (18,209)
                                                            --------   --------
    Total equity........................................     144,582    241,846
                                                            --------   --------
    Total liabilities and equity........................    $410,702   $524,679
                                                            ========   ========

   The accompanying notes are an integral part of this condensed consolidated balance sheet.

                          SNYDER COMMUNICATIONS, INC.

                   CONDENSED CONSOLIDATED STATEMENT OF INCOME

                                  (UNAUDITED)

                                                        FOR THE THREE MONTHS
                                                           ENDED MARCH 31,
                                                        ----------------------
                                                           1997        1998
                                                        ----------  ----------
                                                        (IN THOUSANDS EXCEPT
                                                           PER SHARE DATA)
Revenues............................................... $  118,583  $  146,853
Operating expenses:
  Cost of services.....................................     82,906      97,493
  Selling, general, and administrative expenses........     24,285      29,369
  Compensation to stockholders.........................      1,427         --
  ESOP expense.........................................      1,245         --
  Acquisition and related costs........................     16,181      33,953
                                                        ----------  ----------
Loss from operations...................................     (7,461)    (13,962)
Interest income (expense), net.........................       (249)        738
                                                        ----------  ----------
Loss from continuing operations before income taxes....     (7,710)    (13,224)
Income tax (provision) benefit.........................     (2,288)      2,346
                                                        ----------  ----------
Loss from continuing operations........................     (9,998)    (10,878)
Loss from discontinued operations......................       (558)        --
                                                        ----------  ----------
  Net loss............................................. $  (10,556) $  (10,878)
                                                        ==========  ==========
Historical net loss per share:
 Basic net loss per share
  Loss from continuing operations...................... $    (0.18) $    (0.18)
                                                        ==========  ==========
  Net loss............................................. $    (0.19) $    (0.18)
                                                        ==========  ==========
 Diluted net loss per share
  Loss from continuing operations...................... $    (0.18) $    (0.18)
                                                        ==========  ==========
  Net loss............................................. $    (0.19) $    (0.18)
                                                        ==========  ==========
Pro forma net loss per share (Note 4):
 Basic net loss per share
  Loss from continuing operations...................... $    (0.19) $    (0.21)
                                                        ==========  ==========
  Net loss............................................. $    (0.20) $    (0.21)
                                                        ==========  ==========
Diluted net loss per share
  Loss from continuing operations...................... $    (0.19) $    (0.21)
                                                        ==========  ==========
  Net loss............................................. $    (0.20) $    (0.21)
                                                        ==========  ==========

   The accompanying notes are an integral part of this condensed consolidated financial statement.

                          SNYDER COMMUNICATIONS, INC.

                 CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS

                                  (UNAUDITED)

                                                                FOR THE
                                                             THREE MONTHS
                                                            ENDED MARCH 31,
                                                           ------------------
                                                             1997      1998
                                                           --------  --------
                                                            (IN THOUSANDS)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss.................................................. $(10,556) $(10,878)
Adjustments to reconcile net loss to net cash provided by
 operating activities:
 Depreciation and amortization............................    3,008     4,081
 Noncash charge from accelerated vesting of Brann
  Holdings options........................................    9,097       --
 Noncash ESOP expense.....................................    1,293       --
 Loss on disposal of assets...............................       63        67
 Other noncash amounts....................................    1,372    (6,803)
Changes in assets and liabilities:
 Accounts receivable, net.................................  (10,211)  (23,023)
 Unbilled services........................................   (2,842)    7,326
 Deposits and other assets................................      886       274
 Other current assets.....................................      202     1,466
 Accrued payroll, accounts payable and accrued expenses...    5,903    29,709
 Unearned revenue.........................................   (3,062)   (5,472)
 Client advances..........................................      667    (7,959)
 Impact from differing fiscal year ends...................   (2,761)      --
                                                           --------  --------
   Net cash used in operating activities..................   (6,941)  (11,212)
                                                           --------  --------
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of subsidiaries, net of cash acquired............   (4,398)    1,884
Purchase of property and equipment........................   (7,007)   (9,424)
Proceeds from sale of equipment...........................      126       --
Net sales of marketable securities........................      235       243
Purchase of intangible assets.............................   (3,694)     (702)
Note and net advances to stockholders.....................     (134)      276
Impact from differing fiscal year ends....................     (446)      --
                                                           --------  --------
   Net cash used in investing activities..................  (15,318)   (7,723)
                                                           --------  --------
CASH FLOWS FROM FINANCING ACTIVITIES:
Repayment of long-term notes payable to limited partners
 and others...............................................   (1,830)      --
Proceeds from issuance of subordinated debentures due to
 related parties..........................................    6,115       245
Distributions and dividends...............................   (4,211)   (2,175)
Acquisition of treasury stock.............................   (1,590)   (2,097)
Repayment of long-term debt...............................      --     (5,617)
Redemption of mandatorily redeemable preferred stock......   (5,110)      --
Net borrowings (repayments) on line of credit.............      577    (4,246)
Payments on capital lease obligations.....................     (390)     (518)
Proceeds from exercise of options.........................    5,957     7,172
Proceeds from issuance of common stock....................      105     6,874
Impact from differing fiscal year ends....................    3,704       --
                                                           --------  --------
   Net cash provided by (used in) financing activities....    3,327      (362)
Effect of exchange rate changes...........................      561      (101)
                                                           --------  --------
Net decrease in cash and equivalents......................  (18,371)  (19,398)
Cash and equivalents, beginning of period.................   70,916    81,915
                                                           --------  --------
Cash and equivalents, end of period....................... $ 52,545   $62,517
                                                           ========  ========
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid for interest including dividends on mandatorily
 redeemable preferred stock...............................      229       280
Cash paid for income taxes................................      215     2,171
SUPPLEMENTAL DISCLOSURE OF NONCASH ACTIVITIES:
Equipment purchased under capital leases..................      437       201
Distribution of non-operating assets by a subsidiary......      --        947
Issuance of shares of common stock for purchase of
 subsidiaries.............................................      --     50,496
Issuance of common stock related to stock appreciation
 rights...................................................      --      3,484

   The accompanying notes are an integral part of this condensed consolidated statement of cash flows.

                          SNYDER COMMUNICATIONS, INC.

                  CONDENSED CONSOLIDATED STATEMENT OF EQUITY
                   FOR THE THREE MONTHS ENDED MARCH 31, 1998

                                  (UNAUDITED)

                                     COMMON                                  ACCUMULATED
                            COMMON   STOCK  ADDITIONAL RETAINED                 OTHER
                            STOCK     PAR    PAID-IN   EARNINGS   TREASURY  COMPREHENSIVE           COMPREHENSIVE
                            SHARES   VALUE   CAPITAL   (DEFICIT)   STOCK       INCOME      TOTAL       INCOME
                          ---------- ------ ---------- ---------  --------  ------------- --------  -------------
                                                 (IN THOUSANDS, EXCEPT PER SHARE DATA)
Balance, December 31,
 1997, as previously
 restated for poolings..  60,470,000  $60    $152,086  $ (2,568)  $(5,473)     $  477     $144,582    $    --
 Distributions and
  dividends.............         --   --          --     (3,149)      --          --        (3,149)        --
 Exercise of stock
  options and subsidiary
  stock appreciation
  rights................     386,000  --       12,517       --         20         --        12,537         --
 Issuance of shares for
  purchase of
  subsidiaries..........   1,211,000    2      50,383       --        --          --        50,385         --
 Reissuance of treasury
  stock by subsidiary
  prior to Merger with
  SCI...................     199,000  --        6,873       --        --          --         6,873         --
 Foreign currency
  translation
  adjustment............         --   --          --        --        --          739          739         739
 Unrealized gain on
  marketable
  securities............         --   --          --        --        --           59           59          59
 Purchases and
  retirement of treasury
  stock.................         --   --           86       --     (2,122)        --        (2,036)        --
 Reclassification of
  redeemable ESOP
  stock.................         --   --          --     (1,613)      --          --        (1,613)        --
 Tax benefit from
  taxable merger
  transaction...........         --   --       44,348       --        --          --        44,348         --
 Net loss...............         --   --          --    (10,879)      --          --       (10,879)    (10,879)
                                                                                                      --------
 Comprehensive loss.....         --   --          --        --        --          --           --     $(10,081)
                          ----------  ---    --------  --------   -------      ------     --------    ========
Balance, March 31,
 1998...................  62,266,000  $62    $266,293  $(18,209)  $(7,575)     $1,275     $241,846         --
                          ==========  ===    ========  ========   =======      ======     ========


   The accompanying notes are an integral part of this condensed consolidated statement of equity.

                          SNYDER COMMUNICATIONS, INC.

             NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                MARCH 31, 1998
                                  (UNAUDITED)

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

  Snyder Communications, Inc., a Delaware corporation, was incorporated on June 25, 1996, to continue the business operations of the Partnership. Snyder Communications, Inc., in conjunction with all of the existing partners in the Partnership, reorganized on September 24, 1996 (the "Reorganization"), upon the effectiveness of the initial public offering of its common stock. After consummation of the Reorganization, Snyder Communications, Inc. owned 100 percent of the stock of SMS and, directly and indirectly (through its ownership of SMS), 100 percent of the interests in the Partnership (the consolidated entity will be referred to herein as "SCI" or "Snyder Communications").

  During the first quarter of 1998, SCI issued 7,620,568 shares in pooling of interests transactions (the "1998 Mergers"). The transactions include the acquisitions of Health Products Research, Inc. ("HPR"), Publimed Promotions S.A. ("Publimed"), Blau Marketing Technologies, Inc. ("Blau") and Arnold Communications, Inc. ("Arnold"). HPR and Publimed both provide sales and marketing services to the pharmaceutical industry. HPR operates primarily in the U.S. and provides strategic and tactical sales force market planning and evaluation services to leading pharmaceutical and medical device manufacturers. Publimed markets medical products for pharmaceutical companies in France utilizing field sales. Blau's operations are conducted throughout the U.S. and consist primarily of strategic consulting, creative services, program design and implementation, consumer database management, response tracking and analysis, interactive services and production management. Arnold's operations are also conducted throughout the U.S. , and they include creative services, direct marketing, new media marketing, database management services and full-service public relations for its clients.

  The accompanying condensed consolidated financial statements have been retroactively restated to reflect the combined financial position and combined results of operations and cash flows of the 1998 Mergers, giving effect to these acquisitions as if they had occurred at the beginning of the earliest period presented (the combined entity will be referred to herein as the "Company"). The condensed consolidated balance sheet for all periods presented gives effect to the conversion of the 1998 Mergers common stock to 7,620,568 shares of SCI common stock. Certain amounts previously presented have been reclassified to conform to the March 31, 1998 presentation.

  Snyder Communications provides fully integrated outsourced marketing solutions. The Company identifies high value market segments; designs and implements marketing programs to reach them; initiates and closes sales on behalf of its clients; and provides customer care, retention and loyalty marketing services. The Company's resources include proprietary databases of targeted customers and small businesses; database management services; pharmaceutical detailing services; pharmaceutical consulting; medical education communications; proprietary product sampling programs and publications; sponsored information displays in proprietary locations; marketing program consultants; creative services; field sales and marketing representatives; customer service representatives; and direct mail and fulfillment capabilities. The Company's operations are conducted throughout the United States, the United Kingdom ("U.K."), France, Ireland and Hungary.

                          SNYDER COMMUNICATIONS, INC.

  The accompanying unaudited condensed consolidated financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission. As a result, certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. The Company believes that the disclosures made are adequate to make the information presented not misleading. The condensed consolidated financial statements reflect all adjustments (consisting of only normal recurring adjustments) which, in the opinion of management, are necessary to present fairly the financial position, results of operations and cash flows of the Company as of March 31, 1998 and for the three months ended March 31, 1997 and 1998. Operating results for the three month period ended March 31, 1998 are not necessarily indicative of the results that may be expected for the year ended December 31, 1998. The unaudited condensed consolidated financial statements should be read in conjunction with the financial statements and footnotes thereto included in the Company's Current Report on Form 8-K filed with the Securities and Exchange Commission on May 5, 1998.

2. BUSINESS COMBINATIONS

  The following details revenues and net income (loss) for each of the three months ended March 31, 1997 and 1998 of SCI and all entities acquired by SCI through pooling of interests combinations ("Pooled Entities") through the dates of their respective mergers. The SCI amounts include the financial results of the original operations of SCI for the entire period and the financial results of the Pooled Entities for the period subsequent to the dates of their respective mergers.

                                                               THREE MONTHS
                                                             ENDED MARCH 31,
                                                            -------------------
                                                              1997       1998
                                                            ---------  --------
                                                              (IN THOUSANDS)
   Revenues:
     SCI................................................... $  33,085  $107,049
     Pooled Entities.......................................    85,498    39,804
                                                            ---------  --------
                                                             $118,583  $146,853
                                                            =========  ========
   Net Income (Loss):
     SCI................................................... $ (12,484) $ (1,428)
     Pooled Entities.......................................     1,928    (9,450)
                                                            ---------  --------
                                                            $ (10,556) $(10,878)
                                                            =========  ========

  During the three months ended March 31, 1997, SCI recorded $16.2 million in non-recurring acquisition and related costs, and the Pooled Entities recorded $3.2 million in non-recurring costs which consisted of $1.4 million in compensation to stockholders, $1.2 million in ESOP expense and $0.6 million loss from discontinued operations. Excluding the non-recurring costs and assuming that all of the Pooled Entities had been taxed similarly to C corporations, SCI would have recorded approximately $3.1 million in net income for the three months ended March 31, 1997 and the Pooled Entities would have recorded approximately $3.4 million in net income for the same period for a combined net income per share from continuing operations and excluding non-recurring costs of $0.11.

  During the three months ended March 31, 1998, SCI and the Pooled Entities recorded $16.9 million and $17.0 million, respectively, in non-recurring acquisition and related costs. Excluding the non-recurring acquisition and related costs and assuming that all of the Pooled Entities had been taxed similarly to C corporations, SCI and the Pooled Entities would have recorded approximately $11.7 million and $1.2 million, respectively in net income for the three months ended March 31, 1998 for a combined net income per share from continuing operations and excluding non-recurring costs of $0.21.

  During the first quarter of 1998 SCI acquired CLI Pharma (March 25, 1998) and HealthCare Promotions ("HCP") (February 13, 1998) in transactions which have been accounted for as purchase business combinations. The total consideration paid for first quarter 1998 purchase business combinations was approximately $50.5 million consisting of 1,261,000 shares of SCI common stock and $5 million in cash. Based upon a preliminary allocation of purchase consideration, these purchase business combinations have resulted in additional goodwill of approximately $48.8 million.

                          SNYDER COMMUNICATIONS, INC.

  The following table presents pro forma financial information as if the Company's 1997 purchase of Halliday Jones Sales Ltd. and its 1998 purchase business combinations had been consummated at the beginning of each of the periods presented and all of the Company's operations had been taxed similarly to a C corporation (in thousands):

                                                               THREE MONTHS
                                                              ENDED MARCH 31,
                                                             ------------------
                                                               1997      1998
                                                             --------  --------
                                                                (UNAUDITED)
   Pro Forma Revenues....................................... $135,463  $157,644
   Pro Forma Loss from Continuing Operations................   (9,807)  (10,393)
   Pro Forma Net Loss.......................................  (10,365)  (10,393)
   Pro Forma Basic Net Loss Per Share.......................    (0.18)    (0.17)
   Pro Forma Diluted Net Loss Per Share.....................    (0.18)    (0.17)

  During the three months ended March 31, 1997, the Company recorded $18.9 million in non-recurring costs, consisting of $16.2 million in acquisition and related costs, $1.4 million in compensation to stockholders and $1.3 million in ESOP expense. Excluding these non-recurring costs, the Company would have recorded $6.7 million in pro forma net income for the three months ended
March 31, 1997 and pro forma basic and diluted net income per share of $0.12 and 0.11, respectively, for the period.

  During the three months ended March 31, 1998, the Company recorded $34.0 million in non-recurring acquisition and related costs. Excluding the non-recurring acquisition and related costs, the Company would have recorded $13.3 million in pro forma net income for the three months ended March 31, 1998 and pro forma basic and diluted net income per share of $0.21 for the period.

3. ACQUISITION AND RELATED COSTS:

  During the three months ended March 31, 1998, SCI recorded $34.0 million in non-recurring acquisition and related costs. These costs are primarily related to the consummation of the 1998 Mergers and consist of investment banking fees, expenses associated with stock appreciation rights, other professional service fees, tax payments and other contractual payments. In addition, this amount includes a charge of approximately $4.7 million for costs necessary to implement the Company's first quarter 1998 consolidation of certain U.S. and U.K. operations. The charge consists of approximately $2.3 million to consolidate and terminate lease obligations and write off leasehold improvements at the office facilities of three acquired subsidiaries and $2.4 million in severance and related costs to terminate the employment of 66 management and administrative personnel at the acquired subsidiaries. As of March 31, 1998, ten employees had terminated employment with the Company while $0.5 million in severance and related costs had been charged against the liability.

4. INCOME TAXES:

  The Company's effective tax rate for the three months ended March 31, 1997 and 1998 differs from the federal statutory rate due primarily to the nondeductibility of certain non-recurring acquisition costs, state income taxes, the different tax status of certain of the Pooled Entities prior to their merger with SCI and different statutory rates for the Company's international operations.

5. PRO FORMA INCOME DATA:

  The pro forma net loss per share amounts include a provision for federal and state income taxes as if the Company had been a taxable C corporation for all periods presented. The pro forma income tax rate reflects the combined federal and state income taxes of approximately 41.5 percent and 38.0 percent for the three months ended March 31, 1997 and 1998. These tax provisions exceed the Company's statutory rate due to the recognition of certain acquisition and related costs which are not deductible for income tax purposes.

                          SNYDER COMMUNICATIONS, INC.

  The table below presents this pro forma calculation of net loss (in thousands):

                                                             FOR THE THREE
                                                             MONTHS ENDED
                                                               MARCH 31,
                                                           ------------------
                                                             1997      1998
                                                           --------  --------
Pro forma net loss data (unaudited):
Historical loss from continuing operations before income
 taxes.................................................... $ (7,710) $(13,224)
Pro forma benefit (provision) for income taxes............   (2,846)      792
                                                           --------  --------
Pro forma loss from continuing operations.................  (10,556)  (12,432)
Loss from discontinued operations, less applicable pro
 forma income taxes.......................................     (307)      --
                                                           --------  --------
Pro forma net loss........................................ $(10,863) $(12,432)
                                                           ========  ========

6. NEW ACCOUNTING PRONOUNCEMENTS:

  The Company adopted Statement of Financial Accounting Standards No. 130, "Reporting Comprehensive Income," ("SFAS 130"), during the first quarter of 1998. SFAS 130 requires companies to report as comprehensive income all changes in equity during a period, except those resulting from investments and distributions to owners, in financial statements for the period in which they are recognized. Included within accumulated other comprehensive income are the cumulative amounts for foreign currency translation adjustments and unrealized gains and losses on marketable securities. The cumulative foreign currency translation adjustment was $413,000 and $1,152,000 as of December 31, 1997 and March 31, 1998, respectively. The cumulative gain on marketable securities was $64,000 and $123,000 as of December 31, 1997 and March 31, 1998,
respectively.

7. TAX BENEFIT FROM TAXABLE MERGER TRANSACTION:

  SCI will receive a future tax benefit arising from the tax treatment of its first quarter 1998 merger with Arnold Communications, Inc. In accordance with generally accepted accounting principles, because the merger has been accounted for as a pooling of interests, the net estimated future tax benefit of approximately $44.4 million is reflected as a deferred tax asset in the accompanying condensed consolidated balance sheet at March 31, 1998 with the offsetting credit made to additional paid-in-capital.

8. NET INCOME PER SHARE:

  A reconciliation of the shares used to compute basic and diluted earnings per share follows. For each of the periods presented, the same net income used to compute basic earnings per share was used to compute diluted earnings per share.

                                                          FOR THE THREE MONTHS
                                                             ENDED MARCH 31,
                                                          --------------------
                                                             1997       1998
                                                          ---------- ----------
                                                             (IN THOUSANDS)
      Weighted average shares outstanding for the period
       used in computation of basic net income per
       share.............................................     55,413     60,135
      Diluted impact of stock options....................        --         --
                                                          ---------- ----------
      Shares used in computation of diluted net income
       per share.........................................     55,413     60,135

  For the three months ended March 31, 1997 and 1998, there existed weighted average common stock equivalents of 1,407,095 and 2,030,944, respectively, which are not included in the calculation of diluted net income per share because they were antidilutive for the periods.

Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

  The following discussion of the Company's results of operations and of its liquidity and capital resources is based upon the Company's condensed consolidated financial statements. The entities with which the Company has entered into mergers accounted for as poolings of interests for financial reporting purposes will be collectively referred to as the "Pooled Entities" and their mergers will be referred to herein as the "Acquisitions". The consolidated financial statements have been retroactively restated to reflect the combined financial position and combined results of operations and cash flows of the Pooled Entities for all periods presented, giving effect to the Acquisitions as if they had occurred at the beginning of the earliest period presented. The following discussion should be read in conjunction with the Condensed Consolidated Financial Statements of the Company and related notes thereto included elsewhere in this Quarterly Report on Form 10-Q.

OVERVIEW

  Since completing its initial public offering in September 1996, the Company has significantly expanded the range of marketing and sales services it is able to offer its clients. This expansion has been accomplished both by building and initiating new programs or service offerings and by acquiring businesses that offer complementary services. The Company's strategy is to facilitate the growth of its acquirees with improved sales and marketing resources and to integrate the sales and marketing efforts of its acquirees with those of the existing operating groups within the Company. The Company expects that the synergies created by its acquisitions will increase its opportunities and strengthen its customer relationships. The existing similarities among services and customers within the different operating groups facilitate the integration of the Company's service offerings. The service offerings of acquired companies have been combined with those previously offered by the Company to create four service groups: Medical Services; Media and Sampling Services; Communications Services; and Data Delivery Services. The Company provides complete marketing solutions for its clients by integrating these four types of services into sales and marketing programs. Throughout 1997 and the first quarter of 1998, the Company has completed acquisitions accounted for both as poolings of interests and as purchases. Those acquisitions which are either significant to the Company's financial results or which may provide significant future growth opportunities are discussed below.

  The Company established its Medical Services group in January 1997 in a merger transaction with a U.S. provider of pharmaceutical sales and marketing services. During 1997 and the first quarter of 1998, the Company issued 4,035,182 and 2,314,263 shares, respectively, in pooling of interests transactions with companies that provide medical services. These transactions include the acquisitions of MMD, Inc. ("MMD"), GEM Communications, Inc. ("GEM"), Rapid Deployment Group Limited ("RDL"), PharmFlex, Inc. ("PharmFlex"), Health Products Research, Inc. ("HPR") and Publimed Promotions, S.A. ("Publimed"). The Company also acquired Halliday Jones Sales Ltd. ("HJ") for approximately $19.4 million of cash and common stock in a purchase transaction in 1997, Healthcare Promotions, LLC ("HCP") for approximately $22.0 million of common stock and CLI Pharma S.A. ("CLI Pharma") for approximately $25.0 million of common stock in purchase transactions in the first quarter of 1998. MMD, RDL, HJ, PharmFlex, HCP, Publimed and CLI Pharma all market medical products for pharmaceutical companies utilizing field sales. As a result of the acquisitions of MMD, PharmFlex and HCP, the Medical Services group combines the services of over 2,360 account executives and managers in the U.S., and provides outsourced pharmaceutical sales and marketing services to some of the world's premier pharmaceutical companies. Together, HJ and RDL retain the services of over 730 account executives and managers, and provide outsourced pharmaceutical sales and marketing services to many leading pharmaceutical manufacturers. HJ and RDL operate primarily in the U.K., but also in Ireland and Hungary. Publimed and CLI Pharma both provide pharmaceutical sales and marketing services in France and utilize over 860 account executives and managers. GEM operates in the U.S. and provides communications and marketing services to the pharmaceutical industry, primarily educational marketing programs aimed at doctors, pharmacists and nurses. HPR provides strategic and tactical sales force market planning and evaluation services, including sales marketing resource allocation, sales force planning and the integration and evaluation of sales and marketing promotions to many leading pharmaceutical and medical device manufacturers.

  The Company expanded the reach of its Media and Sampling Services group through complementary acquisitions. During 1997 and the first quarter of 1998, the Company issued 3,032,414 and 30,344 shares, respectively, in pooling of interests transactions with companies that provide media and sampling services. These transactions include the acquisitions of Bounty Group Holdings ("Bounty") and Sampling Corporation of America ("SCA"). Bounty is a U.K.-based provider of targeted product sampling services and proprietary health-oriented publications to expectant mothers, new mothers and parents of toddlers in the U.K. and Ireland. SCA is a U.S. provider of targeted product sampling programs for packaged goods manufacturers with distribution channels that include over 180,000 locations and consist of primary and secondary schools, daycare/preschool centers, colleges and immigrant organizations.

  The Company increased the scope of services provided by the Communications Services group with the completion of strategic acquisitions. During 1997 and the first quarter of 1998, the Company issued 2,350,152 and 5,275,961 shares, respectively, in pooling of interests transactions with companies that provide communications services. These transactions include the acquisitions of Brann Holdings Limited ("Brann"), Blau Marketing Technologies, Inc. ("Blau") and Arnold Communications, Inc. ("Arnold"). Brann is a leading provider of complete marketing solutions in the U.K., and offers a full range of creative, telemarketing and database services to over 70 companies, government agencies and charitable organizations. Blau and Arnold provide marketing communications services in the U.S. Blau provides direct marketing services, including strategic consulting, creative services, program design and implementation, consumer database management, response tracking and analysis and production management to large national and international corporations in the financial services, technology, retail, telecommunications and utilities industries. Arnold is a full-service marketing communications firm that provides creative services, direct marketing, new media marketing, database management services and full-service public relations to a roster of recognized national and international corporations.

  The Company expanded its data delivery service capabilities and established its Data Delivery Services group in 1997 through its acquisition of American List Corporation ("American List"). The Company issued 5,032,322 shares in a pooling of interests transaction with American List. American List develops, maintains and markets some of the largest and most comprehensive databases of high school, college and pre-school through junior high school students in the U.S.

RESULTS OF OPERATIONS

  In the Medical Services group, revenues and associated costs on pharmaceutical detailing contracts are generally recognized when services have been performed by account executives. In the Media and Sampling Services group, revenues are recognized as services are rendered in accordance with the terms of the contracts. In the Communications Services group, net revenues are recognized when services are completed in accordance with the terms of the contracts. On certain contracts, revenues from field sales and teleservices are based on both the number of accepted customers and the type of services sold. Revenues related to such sales are recognized on the date that the application for service is accepted by the Company's clients. In the Data Delivery Services group, revenues are recognized upon shipment of lists to customers for a one-time usage.

  Cost of services consists of all costs specifically associated with client programs, such as salary, commissions and benefits paid to personnel, including senior management associated with specific service groups, inventory, payments to third-party vendors and systems and other support facilities specifically associated with client programs.

  Selling, general and administrative expenses consist primarily of costs associated with the Company's centralized staff functions, such as finance, accounting and human resources and personnel costs of senior management not specifically associated with any single service group.

  Compensation to stockholders consists of excess compensation paid to certain stockholders of the Partnership prior to the Reorganization and excess compensation paid to certain stockholders of acquired companies prior to their respective mergers with the Company. The amount by which the historical compensation of these stockholders exceeds that provided in their employment contracts with the Company has been classified as compensation to stockholders.

  ESOP expense is the compensation expense recorded when shares are committed to be released to ESOP participants. The amount of the expense is based on the current market price of the shares and will vary based upon the amount of debt repaid by the ESOP during the period.

  Acquisition and related costs consist primarily of investment banking fees, other professional service fees, certain tax payments and other contractual payments resulting from the consummation of the Company's pooling of interests transactions.

  The following sets forth, for the periods indicated, certain components of the Company's income statement data, including such data as a percentage of revenues. Pro forma net income includes a provision for income taxes as if all operations of the Company had been taxed similarly to a C corporation for all periods presented. Pro forma net income from continuing operations, excluding non-recurring items represents income from continuing operations adjusted to reflect a provision for income taxes as if the Company had been taxed similarly to a C corporation for all periods presented and the elimination of compensation to stockholders, ESOP expense and acquisition and related costs. Compensation to stockholders, ESOP expense and acquisition and related costs are considered to be nonrecurring by the Company, because the Company's current operations will not result in any compensation to stockholders, ESOP expense or acquisition and related costs in future periods.

                                                           For the Three Months Ended March 31,
                                                           ------------------------------------
                                                                  1997              1998
                                                           ----------------    ----------------
                                                                   (dollars in thousands)
Net revenues...........................................    $118,583   100.0%   $146,853   100.0%
Operating expenses:
  Cost of services.....................................      82,906    69.9      97,493    66.4
  Selling, general and administrative expenses.........      24,285    20.5      29,369    20.0
  Compensation to stockholders.........................       1,427     1.2         --      --
  ESOP Expense.........................................       1,245     1.0         --      --
  Acquisition and related costs........................      16,181    13.6      33,953    23.1
                                                           --------   -----    --------   -----
Income (loss) from operations..........................      (7,461)   (6.3)    (13,962)   (9.5)
Interest income (expense), net.........................        (249)   (0.2)        738     0.5
Income tax (provision) benefit.........................      (2,288)   (1.9)      2,346     1.6
                                                           --------   -----    --------   -----
Income (loss)before discontinued operations and
 extraordinary item....................................      (9,998)   (8.4)%   (10,878)   (7.4)%
Loss from discontinued operations......................        (558)   (0.5)        --      --
                                                           --------   -----    --------   -----
Extraordinary item.....................................         --      --          --      --
                                                           --------   -----    --------   -----
  Net income (loss)....................................    $(10,556)   (8.9)%  $(10,878)   (7.4)%
                                                           ========   =====    ========   =====
  Pro forma net income (loss) from continuing options..    $(10,556)   (8.9)%  $(12,432)   (8.5)%
                                                           ========   =====    ========   =====
  Pro forma net income (loss)..........................    $(10,863)   (9.2)%  $(12,432)   (8.5)%
                                                           ========   =====    ========   =====
  Pro forma net income from continuing operations,
   excluding non-recurring items.......................    $  6,519     5.5%   $ 12,852     8.8%
                                                           ========   =====    ========   =====

Three Months Ended March 31, 1998 Compared to Three Months Ended
March 31, 1997

  Revenues. Revenues increased $28.3 million, or 23.9%, from $118.6 million in the three months ended March 31, 1997 to $146.9 million in the three months ended March 31, 1998. The increase in revenues was due primarily to increased sales volumes in the Medical Services and Communications Services groups. The Medical Services and Communications Services groups experienced growth in the services provided to both new and existing customers, and this accounted for approximately $16.6 million and $10.9 million, respectively, of the increase in revenues.

  Cost of Services. Cost of services increased $14.6 million, or 17.6%, from $82.9 million in the three months ended March 31, 1997 to $97.5 million in the three months ended March 31, 1998. Cost of services as a percentage of revenues decreased from 69.9% in the three months ended March 31, 1997 to 66.4% in the three months ended March 31, 1998. The Company's management and client support personnel were able to support increased client services during the three months ended March 31, 1998, resulting in a decrease in cost of services as a percentage of revenues.

  Selling, General and Administrative Expenses. Selling, general and administrative expenses increased $5.1 million, or 21.0%, from $24.3 million in the three months ended March 31, 1997 to $29.4 million in the three months ended March 31, 1998. Selling, general and administrative expenses as a percentage of revenues decreased from 20.5% in the three months ended March 31, 1997 to 20.0% in the three months ended March 31, 1998, reflecting a moderately increased corporate overhead expense being spread over a larger base of revenues.

  Compensation to Stockholders. No compensation to stockholders was recorded in the three months ended March 31, 1998. Compensation to stockholders was $1.4 million in the three months ended March 31, 1997 and reflects compensation paid to certain stockholders of acquired companies prior to their respective mergers with the Company that is in excess of the compensation provided for in their employment contracts with the Company. No compensation to stockholders is recorded subsequent to an acquisition by the Company.

  ESOP Expense. No ESOP expense was recorded in the three months ended March 31, 1998. ESOP expense was $1.2 million in the three months ended March 31, 1997. During 1997, all obligations of the ESOP were settled, and the Company does not expect to incur any ESOP expense in 1998 or any future periods. The employees of one of the acquired companies that previously participated in the ESOP will now participate in the Company's stock incentive plan.

  Acquisition and Related Costs. The Company recorded $16.2 million and $34.0 million in acquisition and related costs during the three months ended March 31, 1997 and 1998, respectively. The $16.2 million in acquisition costs recorded during the three months ended March 31, 1997 were costs directly related to the consummation of the Company's pooling of interests transactions completed during the three months ended March 31, 1997 and included approximately $9.1 million from the accelerated vesting of options held by employees at one of the acquirees in the U.K. The $34.0 million in acquisition and related costs recorded during the three months ended March 31, 1998 includes $29.3 million in costs directly related to the consummation of the Company's pooling of interests transactions completed during the three months ended March 31, 1998 and $4.7 million for the consolidation of certain acquired operations in the U.S. and the U.K. The charge consists of $2.3 million to consolidate and terminate lease obligations and to write off leasehold improvements at the office facilities of three acquired subsidiaries and $2.4 million in severance and related costs to terminate employment of certain management and administrative personnel at three acquired subsidiaries. In total, 66 employees will be terminated in the restructuring, ten of whom were laid off during the three months ended March 31, 1998.

  Interest Income (Expense), net. The Company recorded net interest expense of $0.2 million in the three months ended March 31, 1997 and net interest income of $0.7 million in the three months ended March 31, 1998. The net interest expense recorded during the three months ended March 31, 1997 consists primarily of interest on debt at acquired companies prior to their acquisition by the Company. The Company generally repays the debt of its acquirees. The net interest income recorded during the three months ended March 31, 1998 is consistent with the increase in funds available for investment. The Company's average cash balance in the first quarter of 1998 was greater than in the first quarter of 1997 due primarily to public stock offerings and stock option exercises.

  Income Tax (Provision) Benefit. The Company recorded a $2.3 million tax provision in the three months ended March 31, 1997 and a $2.3 million tax benefit in the three months ended March 31, 1998. A tax provision was recorded on the loss from continuing operations in the three months ended March 31, 1997 because of the nondeductibility of certain of the acquisition costs recorded in the period. A tax benefit was recorded on the loss from continuing operations in the three months ended March 31, 1998 due to the deductibility of the costs incurred during the period. The Company's effective tax rate for the three months ended March 31, 1997 and 1998 differs from the Federal statutory rate due primarily to the nondeductibility of certain nonrecurring acquisition costs, state income taxes, the tax status of certain of the Pooled Entities prior to their mergers with the Company and different statutory rates for the Company's international operations.

  Discontinued Operations. The loss from discontinued operations of $0.6 million in the three months ended March 31, 1997 consists of the loss from the sports management operations which were spun off from one of the Company's 1998 acquirees in October 1997.

  Pro Forma Net Income (Loss). The pro forma net loss increased $1.6 million, or 14.8%, from $10.8 million in the three months ended March 31, 1997 to $12.4 million in the three months ended March 31, 1998 due primarily to the increase in acquisition and related costs offset by the Company's overall growth and improved gross margins. Pro forma income from continuing operations and excluding nonrecurring costs increased $6.4 million, or 98.5%, from $6.5 million in the three months ended March 31, 1997 to $12.9 million in the three months ended March 31, 1998. Pro forma diluted net income per share from continuing operations and excluding nonrecurring costs increased $0.10, or 91.0%, from $0.11 for the three months ended March 31, 1997 to $0.21 for the three months ended March 31, 1998. The increase in pro forma income from continuing operations and excluding nonrecurring costs is due primarily to the growth in revenues and the improved gross margins.


LIQUIDITY AND CAPITAL RESOURCES

  At March 31, 1998, the Company had $62.5 million in cash and equivalents. Cash and equivalents decreased $19.4 million during the three months ended March 31, 1998, due to the $11.2 million used in operating activities, the $7.7 million used in investing activities, the $0.4 million used in financing activities and the $0.1 million effect of exchange rate changes. The Company's operations used $11.2 million in cash during the three months ended March 31, 1998 due primarily to the $34.0 million in nonrecurring acquisition and related costs. The $7.7 million of cash used in investing activities includes $10.1 million for the purchase of property, equipment and intangibles offset by the $2.4 million in cash received from the purchase of subsidiaries, the sales of marketable securities and repayment of advances. The $0.4 million of cash used in financing activities includes $2.2 million in cash paid for dividends to stockholders of acquired companies prior to their respective acquisitions by the Company, $2.1 million in payments for the acquisition of treasury stock and $10.4 million in repayments of debt and other obligations offset by $7.2 million in cash received from the exercise of options and $7.1 million from the issuance of common stock and debt.

  The Company's recurring operations (excluding compensation to stockholders, ESOP expense and acquisition and related costs) have provided positive cash flows in the three months ended March 31, 1998 and in each of the three years ended December 31, 1997.

  The Company experienced significant growth during 1997 and during the three months ended March 31, 1998 and expects to continue to grow through both internal expansion and complementary acquisitions. The Company believes that its current balance of cash and equivalents will be sufficient to fund its current operations and planned capital expenditures. To the extent that the consideration paid for future acquisitions does not include securities of the Company, acquisitions will initially be financed using excess cash and equivalents, but depending on the amount necessary to complete an acquisition, additional financing may be required. On April 24, 1998, the Company filed a registration statement with respect to the sale of approximately 600,000 shares of common stock by the Company and approximately 7,650,000 shares of common stock by selling stockholders.

  The Company is undergoing an assessment of its current systems and equipment and is in the process of making the modifications necessary to address the issues presented by the Year 2000 issue. The Company expects to incur no more than $3.0 million in capital expenditures in 1998 with respect to system upgrades which are designed in part to address specific Year 2000 requirements. To the extent that additional acquisitions are consummated, the Company will need to evaluate how the Year 2000 will impact its future acquirees.

  The Company is subject to the impact of foreign currency fluctuations, specifically that of the British pound and French franc. To date, changes in the British pound and French franc exchange rates have not had a material impact on the Company's liquidity or results of operations. The Company continually evaluates its exposure to exchange rate risk but does not currently hedge such risk.

NEW ACCOUNTING PRONOUNCEMENTS

  The Company adopted Statement of Financial Accounting Standards No. 130, "Reporting Comprehensive Income" ("SFAS 130") during the three months ended March 31, 1998. Comprehensive income includes net income and all other nonowner changes in equity in a period. The Company's comprehensive loss of $10.1 million for the three months ended March 31, 1998 consists of its net loss, foreign currency translation adjustment and unrealized gain on marketable securities.

Item 3.   Quantitative and Qualitative Disclosures About Market Risk.

          Not Applicable



PART II.  OTHER INFORMATION

Item 2.   Changes in Securities.

     (c) In January, February and March 1998, the Company issued 2,496,790, 1,934,093 and 4,400,714 shares of its common stock in connection with the acquisitions of privately held companies. All of the entities acquired became wholly owned subsidiaries of the Company. The shares were restricted and contained a legend against transfer. The issuance of the shares was effected without registration in reliance upon the exemption available under Section 4 (2) of the Securities Act.

          In addition, the Company issued options to purchase 510,862 shares of common stock in January 1998 in connection with the consummation of an acquisition. These options were exchanged for options to purchase stock in the acquired company. Such options are exercisable at exercise prices ranging from $1.31 to $15.58 and have expiration dates ranging from September 1998 to July 2006. The issuance of the options was effected without registration in reliance upon the exemption available under Section 4(2) of the Securities Act.

Item 6.   Exhibits and Reports on Form 8-K.

     (a)  Exhibits

          3.1 Certificate of Incorporation of the Company (as amended through May 6, 1998)

     (b)  Reports on Form 8-K

          (1) Current Report on Form 8-K, filed on January 21, 1998. Item 5. Other Events.

          (2) Current Report on Form 8-K, filed on February 17, 1998. Item 5. Other Events.

          (3) Current Report on Form 8-K, filed on March 30, 1998. Item 5. Other Events.

                                  SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                   SNYDER COMMUNICATIONS, INC.
                                          (Registrant)



       Date: May 15, 1998          By:  /s/ MICHELE D. SNYDER
                                        ---------------------------------
                                        Michele D. Snyder
                                        Vice Chairman, President and
                                        Chief Operating Officer
                                        (Duly Authorized Officer)

       Date: May 15, 1998               /s/ A. CLAYTON PERFALL
                                        ---------------------------------

                                        Chief Financial Officer
                                        (Principal Financial Officer)