Form 10-Q
period 1998-06-30
SNYDER COMMUNICATIONS INC
filed 1998-08-14
CIK 1017906

                       Securities and Exchange Commission
                             Washington, D.C. 20549

                                   Form 10-Q


[X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended June 30, 1998

                                       or

[ ] Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the Transition Period From ________________ to _________________

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

     Two Democracy Center
     6903 Rockledge Drive
          15th Floor
      Bethesda, Maryland
    (Address of principal                            20817
      executive office)                            (Zip Code)


                                 (301) 468-1010
              (Registrant's telephone number, including area code)

                                 Not applicable
  (Former name, former address and former fiscal year, if changed since last report)

Indicate by check mark whether registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days.  Yes  X     No
                                        ---       ---

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Common Stock, $0.001 Par Value, 62,205,564 shares outstanding as of August 7, 1998.

                          SNYDER COMMUNICATIONS, INC.

                                   FORM 10-Q

                                     INDEX

                                                                                                Page
PART  I.  FINANCIAL INFORMATION

Item 1.  Financial Statements (Unaudited)

  Condensed Consolidated Balance Sheet as of June 30, 1998 and December 31, 1997                  3

  Condensed Consolidated Statement of Income for the three months and the six
   months ended June 30, 1998 and 1997                                                            4

  Condensed Consolidated Statement of Cash Flows for the six months ended
   June 30, 1998 and 1997                                                                         5

  Condensed Consolidated Statement of Equity for the six months ended June 30, 1998               7

  Notes to Condensed Consolidated Financial Statements                                            8

Item 2.  Management's Discussion and Analysis of Financial Condition and Results
         of Operations                                                                           13

Item 3.  Quantitative and Qualitative Disclosures about Market Risk                              18

PART II. OTHER INFORMATION

Item 2.  Changes in Securities                                                                   18

Item 4.  Submission of Matters to a Vote of Security Holders                                     18

Item 6.  Exhibits and Reports on Form 8-K                                                        18


                        PART I.  FINANCIAL INFORMATION

                          SNYDER COMMUNICATIONS, INC.

                     CONDENSED CONSOLIDATED BALANCE SHEET
                                  (UNAUDITED)

                                                                                           June 30,        December 31,
                                                                                             1998              1997
                                                                                      ----------------   --------------
                                                                                                (in thousands)
ASSETS
Current assets:
    Cash and equivalents                                                                     $ 71,903          $ 81,915
    Marketable securities                                                                       1,006             2,127
    Accounts receivable, net of allowance for  doubtful accounts of $6,732 and
      $6,769 at June 30, 1998 and December 31, 1997, respectively                             114,637            82,779
    Receivables from pass through costs (Note 3)                                               85,921            74,964
    Unbilled services                                                                          15,286            19,365
    Other current assets                                                                       29,571            30,259
                                                                                             ---------         --------
        Total current assets                                                                  318,324           291,409
                                                                                             ---------         --------
Property and equipment, net                                                                    58,984            42,202
Goodwill and other intangible assets,net                                                      120,619            68,943
Defered tax asset                                                                              49,417                 -
Deposits and other assets                                                                       6,988             8,148
                                                                                             ---------         --------
        Total assets                                                                         $554,332          $410,702
                                                                                             =========         ========

LIABILITIES AND EQUITY
Current liabilities:
    Lines of credit                                                                          $    965          $  7,427
    Current maturities of long-term debt                                                        2,062             2,086
    Accrued payroll                                                                            27,320            17,163
    Accounts payable                                                                          121,568            97,404
    Accrued expenses                                                                           85,150            85,511
    Client advances (Note 4)                                                                      663            12,045
    Unearned revenue                                                                           19,129            21,770
                                                                                             ---------         --------
         Total current liabilities                                                            256,857           243,406
                                                                                             ---------         --------
Related party borrowings, net of current maturities                                             3,721             4,753
Long-term obligations under capital leases                                                      2,011             1,751
Long-term debt, net of current maturities                                                       1,826             3,935
Other liabilities                                                                               3,053             6,997
Commitments and contingencies
Redeemable ESOP stock, 147 shares outstanding as of December 31, 1997
 and June 30, 1998, respectively                                                                6,468             5,278

Equity:
Preferred stock, $.001 par value, 5,000 shares authorized, none
     issued and outstanding at June 30, 1998 and December 31, 1997, respectively                   --                --
Common stock, $.001 par value, 120,000 shares authorized,
      63,019 and 60,470 shares issued and oustanding at
      June 30, 1998 and December 31, 1997, respectively                                            63                60
Additional paid in capital                                                                    290,629           152,086
Treasury stock, at cost, 1,096 and 1,059 shares at June 30, 1998 and
      December 31, 1997, respectively                                                          (7,575)           (5,473)
Accumulated other comprehensive income                                                            866               477
Retained deficit                                                                               (3,587)           (2,568)
                                                                                             ---------         --------
         Total equity                                                                         280,396           144,582
                                                                                             ---------         --------
         Total liabilities and equity                                                        $554,332          $410,702
                                                                                             =========         ========


   The accompanying notes are an integral part of this condensed consolidated balance sheet.

                          SNYDER COMMUNICATIONS, INC.

                   CONDENSED CONSOLIDATED STATEMENT OF INCOME

                                  (UNAUDITED)


                                                                  For the Three Months          For the Six Months
                                                                      Ended June 30,              Ended June 30,
                                                                 ----------------------      -----------------------
                                                                   1998          1997          1998           1997
                                                                 --------      --------      --------       --------
                                                                        (in thousands except per share data)
Net revenues                                                     $167,566      $129,164      $314,419       $247,748
Operating expenses:
 Cost of services                                                 111,407        88,570       208,900        171,476
 Selling, general, and administrative expenses                     32,203        25,891        61,572         50,176
 Compensation to stockholders                                          --           822            --          2,249
 ESOP expense                                                          --         1,252            --          2,497
 Acquisition and related costs                                         --            --        33,953         16,181
                                                                 --------      --------      --------       --------
Income from operations                                             23,956        12,629         9,994          5,169

Interest income (expense), net                                        718          (123)        1,456           (372)
Income from continuing operations before income taxes              24,674        12,506        11,450          4,797
Income tax provision                                                9,376         3,829         7,030          6,118
                                                                 --------      --------      --------       --------
Income (loss) from continuing operations                           15,298         8,677         4,420         (1,321)

Loss from discontinued operations                                      --          (623)           --         (1,181)
                                                                 --------      --------      --------       --------

 Net income (loss)                                                $15,298        $8,054        $4,420        $(2,502)
                                                                 ========      ========      ========       ========

Historical net income (loss) per share:
  Basic net income (loss) per share
    Income (loss) from continuing operations                        $0.25         $0.16         $0.07         $(0.02)
                                                                 ========      ========      ========       ========

    Net income (loss)                                               $0.25         $0.15         $0.07         $(0.05)
                                                                 ========      ========      ========       ========

  Diluted net income (loss) per share
    Income (loss) from continuing operations                        $0.24         $0.15         $0.07         $(0.02)
                                                                 ========      ========      ========       ========

    Net income (loss)                                               $0.24         $0.14         $0.07         $(0.05)
                                                                 ========      ========      ========       ========


Pro forma net income (loss) per share (Note 7):
  Basic net income (loss) per share
    Income (loss) from continuing operations                        $0.25         $0.13          0.05         $(0.06)
                                                                 ========      ========      ========       ========

    Net income (loss)                                               $0.25         $0.13          0.05         $(0.07)
                                                                 ========      ========      ========       ========


  Diluted net income (loss) per share
    Income (loss) from continuing operations                        $0.24         $0.13         $0.05         $(0.06)
                                                                 ========      ========      ========       ========


    Net income (loss)                                               $0.24         $0.12         $0.05         $(0.07)
                                                                 ========      ========      ========       ========


   The accompanying notes are an integral part of this condensed consolidated financial statement.

                          SNYDER COMMUNICATIONS, INC.

                CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS

                                  (UNAUDITED)

                                                                                                     For the
                                                                                                    Six Months
                                                                                                  Ended June 30,
                                                                                               -------------------
                                                                                                 1998           1997
                                                                                               --------       --------

                                                                                                     (IN THOUSANDS)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net Income (loss)..........................................................................    $  4,420       $ (2,502)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization..............................................................       9,432          6,357
Noncash charge from accelerated vesting of Brann
 Holdings options..........................................................................          --          9,097
Noncash ESOP expense.......................................................................          --          2,503
Loss on disposal of assets.................................................................          50            476
Other noncash amounts......................................................................     (11,153)          (301)
Changes in assets and liabilities:
Accounts receivable, net...................................................................     (12,168)       (14,801)
Bought out media receivable................................................................     (10,958)       (12,007)
Unbilled services..........................................................................       5,014         (1,200)
Deposits and other assets..................................................................        (256)           748
Other current assets.......................................................................      (4,236)        (1,402)
Accrued payroll, accounts payable and accrued expenses.....................................      35,597         24,373
Unearned revenue...........................................................................      (5,497)        (1,275)
Client advances............................................................................     (12,824)         1,334
Impact from differing fiscal year ends.....................................................          --         (2,761)
                                                                                               --------       --------

  Net cash provided by (used in) operating activities......................................      (2,579)         8,639
                                                                                               --------       --------

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of subsidiaries, net of cash acquired.............................................      (3,502)        (4,398)
Purchase of property and equipment.........................................................     (21,702)       (10,242)
Proceeds from sale of equipment............................................................         787             82
Net sales of marketable securities.........................................................       1,178            479
Purchase of intangible assets..............................................................        (637)        (4,666)
Note and net advances to stockholders......................................................         917           (190)
Impact from differing fiscal year ends.....................................................          --           (446)
                                                                                               --------       --------

  Net cash used in investing activities....................................................     (22,959)       (19,381)
                                                                                               --------       --------

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds (repayments) on issuance of subordinated debentures due to
related parties............................................................................        (240)            --
Distributions and dividends................................................................      (2,379)        (8,579)
Acquisition of treasury stock..............................................................      (2,097)        (1,755)
Net repayments of long-term debt...........................................................      (8,030)        (2,907)
Redemption of mandatorily redeemable preferred stock.......................................          --         (5,248)
Net repayments on line of credit...........................................................      (6,491)          (347)
Payments on capital lease obligations......................................................        (986)          (694)
Proceeds from exercise of options..........................................................      11,414          7,265

Proceeds from issuance of common stock.....................................................      24,203            133
Impact from differing fiscal year ends.....................................................          --          3,704
                                                                                               --------       --------

  Net cash provided by (used in) financing activities......................................      15,394         (8,428)
Effect of exchange rate changes............................................................         132            626
                                                                                                    ---            ---

Net decrease in cash and equivalents.......................................................     (10,012)       (18,544)
Cash and equivalents, beginning of period..................................................      81,915         70,916
                                                                                               --------       --------

Cash and equivalents, end of period........................................................    $ 71,903       $ 52,372
                                                                                               ========       ========

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:

Cash paid for interest including dividends on mandatorily
 redeemable preferred stock................................................................         481          1,415
Cash paid for income taxes.................................................................       6,786          3,071
SUPPLEMENTAL DISCLOSURE OF NONCASH ACTIVITIES:
Equipment purchased under capital leases...................................................         928            437
Distribution of non-operating assets by a subsidiary.......................................         947             --
Issuance of shares of common stock for purchase of
 subsidiaries..............................................................................      50,496             --
Issuance of common stock related to stock appreciation
 rights....................................................................................       3,484             --
Issuance of notes payable for purchase of treasury stock...................................          --            215

  The accompanying notes are an integral part of this condensed consolidated statement of cash flows.

                          SNYDER COMMUNICATIONS, INC.

                   CONDENSED CONSOLIDATED STATEMENT OF EQUITY
                    FOR THE SIX MONTHS ENDED JUNE 30,  1998

                                  (UNAUDITED)


                                           COMMON                                     ACCUMULATED
                                COMMON     STOCK  ADDITIONAL   RETAINED                  OTHER
                                STOCK      PAR    PAID-IN      EARNINGS    TREASURY  COMPREHENSIVE             COMPREHENSIVE
                                SHARES     VALUE  CAPITAL      (DEFICIT)     STOCK      INCOME      TOTAL         INCOME
                                ------     -----  ----------   ---------   --------  -------------  -----      -------------
                               (in thousands, except per share data)
Balance, December 31,
1997, as previously
restated for poolings........  60,470,000  $60    $152,086     $(2,568)    $(5,473)  $477           $144,582   $          --

Distributions and
 dividends...................          --   --          --      (4,249)         --     --             (4,249)             --

Net proceeds from secondary
    stock offering...........     500,000    1      17,328          --          --     --             17,329              --

Exercise of stock
 options and subsidiary
 stock appreciation
 rights......................     639,000   --      19,524          --          20     --             19,544              --

Issuance of shares for
 purchase of
 subsidiaries................   1,211,000    2      50,383          --          --     --             50,385              --

Reissuance of treasury
 stock by subsidiary
 prior to Merger with
 SNC.........................     199,000   --       6,873          --          --     --              6,873              --

Foreign currency
 translation
 adjustment..................          --   --          --          --          --    442                442             442

Unrealized loss on
 marketable
 securities..................          --   --          --          --          --    (53)               (53)           (53)

Purchases and
 retirement of treasury
 stock.......................          --   --          87          --      (2,122)    --             (2,035)             --

Reclassification of
 redeemable ESOP
 stock.......................          --   --          --      (1,190)         --     --             (1,190)             --

Tax benefit from
 taxable merger
 transaction.................          --   --      44,348          --          --     --             44,348              --

Net income...................          --   --          --       4,420          --     --              4,420           4,420
                                                                                                                      ------

  Comprehensive income.......          --   --          --          --          --     --                 --          $4,809
                                       ==   ==          ==          ==          ==     ==                 ==          ======

Balance, June 30, 1998.......  63,019,000  $63    $290,629     $(3,587)    $(7,575)  $866           $280,396              --
                               ==========  ===    ========    ========    ========   ====           ========          ======

   The accompanying notes are an integral part of this condensed consolidated statement of equity.

                          SNYDER COMMUNICATIONS, INC.

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                 JUNE 30, 1998
                                  (UNAUDITED)




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

Snyder Communications, Inc., a Delaware corporation, was incorporated on June 25, 1996, to continue the business operations of the Partnership. Snyder Communications, Inc., in conjunction with all of the existing partners in the Partnership, reorganized on September 24, 1996 (the "Reorganization"), upon the effectiveness of the initial public offering of its common stock. After consummation of the Reorganization, Snyder Communications, Inc. owned 100 percent of the stock of SMS and, directly and indirectly (through its ownership of SMS), 100 percent of the interests in the Partnership (the consolidated entity will be referred to herein as "SNC" or "Snyder Communications").

During the first quarter of 1998, SNC issued 7,620,568 shares in pooling of interests transactions (the "1998 Mergers"). The transactions included the acquisitions of Health Products Research, Inc. ("HPR"), Publimed Promotions S.A. ("Publimed"), Blau Marketing Technologies, Inc. ("Blau") and Arnold Communications, Inc. ("Arnold"). HPR and Publimed both provide sales and marketing services to the pharmaceutical industry. HPR operates primarily in the U.S. and provides strategic and tactical sales force market planning and evaluation services to leading pharmaceutical and medical device manufacturers. Publimed markets medical products for pharmaceutical companies in France utilizing field sales. Blau's operations are conducted throughout the U.S. and consist primarily of strategic consulting, creative services, program design and implementation, consumer database management, response tracking and analysis, interactive services and production management. Arnold's operations are also conducted throughout the U.S. , and they include creative services, direct marketing, new media marketing, database management services and full-service public relations.

The accompanying condensed consolidated financial statements have been retroactively restated to reflect the combined financial position and combined results of operations and cash flows of the 1998 Mergers, giving effect to these acquisitions as if they had occurred at the beginning of the earliest period presented (the combined entity will be referred to herein as the "Company"). The condensed consolidated balance sheet for all periods presented gives effect to the conversion of the common stock of the entities acquired in the 1998 Mergers to 7,620,568 shares of SNC common stock. Certain amounts previously presented have been reclassified to conform to the June 30, 1998 presentation.

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

                          SNYDER COMMUNICATIONS, INC.

The accompanying unaudited condensed consolidated financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission. As a result, certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. The Company believes that the disclosures made are adequate to make the information presented not misleading. The condensed consolidated financial statements reflect all adjustments (consisting of only normal recurring adjustments) which, in the opinion of management, are necessary to present fairly the financial position, results of operations and cash flows of the Company as of June 30, 1998 and for the six months ended June 30, 1998 and 1997. Operating results for the six month period ended June 30, 1998 are not necessarily indicative of the results that may be expected for the year ended December 31, 1998. The unaudited condensed consolidated financial statements should be read in conjunction with the financial statements and footnotes thereto included in the Company's Registration Statement on Form S-3 (Registration No. 333-50929) as filed with the Securities and Exchange Commission.

2. BUSINESS COMBINATIONS

The following details revenues and net income (loss) for each of the six months ended June 30, 1998 and 1997 of SNC and all entities acquired by SNC through pooling of interests combinations ("Pooled Entities") through the dates of their respective mergers. The SNC amounts include the financial results of the original operations of SNC for the entire period and the financial results of the Pooled Entities for the period subsequent to the dates of their respective mergers.

                                                For the Six Months
                                                  Ended June 30,
                                                1998           1997
                                              --------       --------
                                                   (in thousands)
  Revenues:
  SNC                                         $274,615       $ 87,565
  Pooled Entities                               39,804        160,183
                                              --------       --------
                                              $314,419       $247,748
                                              ========       ========

  Net income (loss):
    SNC                                       $ 13,870       $ (9,029)
    Pooled Entities
                                                (9,450)         6,527
                                              --------       --------
                                              $  4,420       $ (2,502)
                                              ========       ========


During the six months ended June 30, 1998, SNC and the Pooled Entities recorded $16.9 million and $17.0 million, respectively, in non-recurring acquisition and related costs. Excluding the non-recurring acquisition and related costs and assuming that all of the Pooled Entities had been taxed similarly to C corporations, SNC and the Pooled Entities would have recorded approximately $27.0 million and $1.2 million, respectively, in net income for the six months ended June 30, 1998 for a combined basic and diluted net income per share from continuing operations and excluding non-recurring costs of $0.46 and $0.45, respectively.


During the six months ended June 30, 1997, SNC recorded $16.2 million in non-recurring acquisition and related costs, and the Pooled Entities recorded $5.4 million in non-recurring costs which consisted of $2.2 million in compensation to stockholders, $2.5 million in ESOP expense and $0.7 million loss from discontinued operations. Excluding the non-recurring costs and assuming that all of the Pooled Entities had been taxed similarly to C corporations, SNC would have recorded approximately $6.4 million in net income for the six months ended June 30, 1997 and the Pooled Entities would have recorded approximately $8.7 million in net income for the same period for a combined basic and diluted net income per share from continuing operations and excluding non- recurring costs of $0.27

                          SNYDER COMMUNICATIONS, INC.

During the first half of 1998 SNC acquired CLI Pharma S.A. (March 25, 1998) and HealthCare Promotions, LLC ("HCP") (February 13, 1998) in transactions which have been accounted for as purchase business combinations. The total consideration paid for 1998 purchase business combinations was approximately $60.9 million consisting of 1,261,000 shares of SNC common stock and $10.4 million in cash. Based upon a preliminary allocation of purchase consideration, these purchase business combinations have resulted in additional goodwill of approximately $54.8 million.

The following table presents pro forma financial information as if the Company's 1997 purchase of Halliday Jones Sales Ltd. and its 1998 purchase business combinations had been consummated at the beginning of each of the periods presented and all of the Company's operations had been taxed similarly to a C corporation:


                                                   For the Six Months
                                                     Ended June 30,
                                                     1998      1997
                                                    ------    ------
                                                 (in thousands)

  Pro forma revenues                               $325,210  $279,977
  Pro forma income from continuing operations         4,905      (825)
  Pro forma net income (loss)                         4,905      (356)
  Pro forma basic net income (loss) per share          0.08     (0.01)
  Pro forma diluted net income (loss) per share        0.08     (0.01)


During the six months ended June 30, 1998, the Company recorded $34.0 million in non-recurring acquisition and related costs. Excluding the non-recurring acquisition and related costs, the Company would have recorded $30.2 million in pro forma net income for the six months ended June 30, 1998 and pro forma basic and diluted net income per share of $0.50 and $0.48, respectively, for the period.


During the six months ended June 30, 1997, the Company recorded $21.6 million in non-recurring costs, consisting of $16.2 million in acquisition and related costs, $2.2 million in compensation to stockholders, and $2.5 million in ESOP expense and $0.7 million loss from discontinued operations. Excluding these non-recurring costs, the Company would have recorded $14.6 million in pro forma net income for the six months ended June 30, 1997 and pro forma basic and diluted net income per share of $0.26 and $0.25, respectively, for the period.

3. RECEIVABLES FROM PASS THROUGH COSTS:

Receivables from pass through costs relate to services purchased from third parties, on behalf of clients, for which no revenue is recorded.

4. CLIENT ADVANCES:

Client advances decreased to $0.7 million at June 30, 1998 from $12.0 million at December 31, 1997 due primarily to clients within the Communications Services group who remitted funds at year end prior to the completion of services to ensure full utilization of their 1997 budgets.

5. ACQUISITION AND RELATED COSTS:

During the six months ended June 30, 1998, SNC recorded $34.0 million in non-recurring acquisition and related costs. These costs are primarily related to the consummation of the 1998 Mergers and consist of investment banking fees, expenses associated with stock appreciation rights, other professional service fees, tax payments and other contractual payments. In addition, this amount includes a charge of approximately $4.7 million for costs necessary to consolidate certain of the Company's U.S. and U.K. operations. The charge consists of approximately $2.3 million to consolidate and terminate lease obligations and write off leasehold improvements at the office facilities of three acquired subsidiaries and $2.4 million in severance and related costs to terminate the employment of 66 management and administrative personnel at the acquired subsidiaries. As of June 30, 1998, ten employees had terminated employment with the Company while $1.6 million in severance and related costs had been charged against the liability.

6. INCOME TAXES:

The Company's effective tax rate for the six months ended June 30, 1998 and 1997 differs from the federal statutory rate due primarily to the nondeductibility of certain non-recurring acquisition costs, state income taxes, the different tax status of certain of the Pooled Entities prior to their merger with SNC and different statutory rates for the Company's international operations.

                          SNYDER COMMUNICATIONS, INC.

7. PRO FORMA INCOME DATA:

The pro forma net income (loss) per share amounts include a provision for federal and state income taxes as if the Company had been a taxable C corporation for all periods presented. The pro forma income tax rate reflects the combined federal and state income taxes of approximately 38.0 percent and
40.4 percent for the three months ended June 30, 1998 and 1997, respectively, and 38.0 percent and 41.3 percent for the six months ended June 30, 1998 and 1997, respectively. The pro forma provision for income taxes for the three months ended June 30, 1998 is equal to the actual income tax provision for the period because all operations of the Company were taxable as a C corporation for the three months ended June 30, 1998. The tax provisions calculated below exceed the Company's statutory rate due to the recognition of certain acquisition and related costs which are not deductible for income tax purposes.

The table below presents this pro forma calculation of net income (loss):

                                                         For the Three Months     For the Six Months
                                                            Ended June 30,          Ended June 30,
                                                           1998       1997         1998         1997
                                                          -------    -------      -------      -------
Pro forma net income (loss) data:                                       (in thousands)
Historical income from continuing operations before
  income taxes                                            $24,674    $12,506      $11,450       $4,797
Pro forma provision for income taxes                        9,376      5,058        8,584        7,904
                                                          -------    -------      -------      -------
Pro forma income (loss) from continuing operations         15,298      7,448        2,866       (3,107)
Loss from discontinued operations, less applicable pro
  forma income taxes                                           --       (372)          --         (705)
                                                          -------    -------      -------      -------
Pro forma net income (loss)                               $15,298    $ 7,076      $ 2,866      $(3,812)
                                                          =======    =======      =======      =======


8.  PUBLIC OFFERING OF COMMON STOCK:

On May 27, 1998 the Company completed the public offering of 7,068,006 shares of its common stock, par value $0.001 per share (the "Common Stock") at an offering price of $42.00 per share. The offering included 500,064 newly issued shares of Common Stock sold by the Company and 6,567,942 previously outstanding shares of Common Stock sold by selling stockholders. The Company received net proceeds of $17.3 million from the offering (after deducting the estimated costs associated with the offering). The Company did not receive any proceeds from the sale of shares of Common Stock in the offering by the selling stockholders.


9.  ACCUMULATED OTHER COMPREHENSIVE INCOME:

The Company adopted Statement of Financial Accounting Standards No. 130, "Reporting Comprehensive Income," ("SFAS 130"), during the first quarter of 1998. SFAS 130 requires companies to report as comprehensive income all changes in equity during a period, except those resulting from investments and distributions to owners, in financial statements for the period in which they are recognized. Included within accumulated other comprehensive income are the cumulative amounts for foreign currency translation adjustments and unrealized gains and losses on marketable securities. The cumulative foreign currency translation adjustment was $855,000 and $413,000 as of June 30, 1998 and December 31, 1997, respectively. The cumulative gain on marketable securities was $11,000 and $64,000 as of June 30, 1998 and December 31, 1997, respectively.

10. TAX BENEFIT FROM TAXABLE MERGER TRANSACTION:

SNC will receive a future tax benefit arising from the tax treatment of its first quarter 1998 merger with Arnold Communications, Inc. In accordance with generally accepted accounting principles, because the merger has been accounted for as a pooling of interests, the net estimated future tax benefit of approximately $44.4 million is reflected as a deferred tax asset in the accompanying condensed consolidated balance sheet at June 30, 1998 with the offsetting credit made to additional paid in capital.

                          SNYDER COMMUNICATIONS, INC.

11. NET INCOME PER SHARE:

A reconciliation of the shares used to compute basic and diluted earnings per share follows. For each of the periods presented, the same net income used to compute basic earnings per share was used to compute diluted earnings per share.

                                                          For the Three Months    For the Six Months
                                                             Ended June 30,         Ended June 30,
                                                                1998     1997     1998        1997
                                                             ---------   -----   ------      -------
                                                                        (in thousands)
     Weighted average shares outstanding for the period
      used in computation of basic net income per
      share.                                                    61,589  55,473   60,881       55,443

     Diluted impact of stock options                             2,401   1,491    2,218           --
                                                             ---------   -----   ------      -------

     Shares used in computation of diluted net income
      per share.                                                63,990  56,964   63,099       55,443


For the six months ended June 30, 1997, weighted average common stock equivalents of 1,449,000 are not included in the calculation of diluted net income per share because they were antidilutive for the period.

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

OVERVIEW

  Since completing its initial public offering in September 1996, the Company has significantly expanded the range of marketing and sales services it is able to offer its clients. This expansion has been accomplished both by building and initiating new programs or service offerings and by acquiring businesses that offer complementary services. The Company's strategy is to facilitate the growth of its acquirees with improved sales and marketing resources and to integrate the sales and marketing efforts of its acquirees with those of the existing operating groups within the Company. The Company expects that the synergies created by its acquisitions will increase its opportunities and strengthen its customer relationships. The existing similarities among services and customers within the different operating groups enable the Company to integrate its service offerings without incurring material costs to integrate its infrastructure. The Company does not expect to incur material integration costs in the future. The service offerings of acquired companies have been combined with those previously offered by the Company to create four service groups: Medical Services; Media and Sampling Services; Communications Services; and Data Delivery Services. The Company provides complete marketing solutions for its clients by integrating these four types of services into sales and marketing programs. Throughout 1997 and the first half of 1998, the Company has completed acquisitions accounted for both as poolings of interests and as purchases. Those acquisitions which are either significant to the Company's financial results or which may provide significant future growth opportunities are discussed below.

    The Company established its Medical Services group in January 1997 in a merger transaction with a U.S. provider of pharmaceutical sales and marketing services. During 1997 and the first quarter of 1998, the Company issued 4,035,182 and 2,314,263 shares, respectively, in poolings of interests transactions with companies that provide medical services. These transactions include the acquisitions of MMD, Inc. ("MMD"), GEM Communications, Inc. ("GEM"), Rapid Deployment Group Limited ("RDL"), PharmFlex, Inc. ("PharmFlex"), Health Products Research, Inc. ("HPR") and Publimed Promotions, S.A. ("Publimed"). The Company also acquired Halliday Jones Sales Ltd. ("HJ") for approximately $19.4 million of cash and common stock in a purchase transaction in 1997, Healthcare Promotions, LLC ("HCP") for approximately $22.0 million of common stock and CLI Pharma S.A. ("CLI Pharma") for approximately $25.0 million of common stock in purchase transactions in the first quarter of 1998. MMD, RDL, HJ, PharmFlex, HCP, Publimed and CLI Pharma all market medical products for pharmaceutical companies utilizing field sales. MMD, PharmFlex and HCP combine the services of over 2,360 account executives and managers in the U.S., and provide outsourced pharmaceutical sales and marketing services to some of the world's premier pharmaceutical companies. Together HJ and RDL retain the services of over 730 account executives and managers, and provide outsourced pharmaceutical sales and marketing services to many leading pharmaceutical manufacturers. HJ and RDL operate primarily in the U.K., but also in Ireland and Hungary. Publimed and CLI Pharma both provide pharmaceutical sales and marketing services in France, and utilize over 860 account executives and managers. GEM operates in the U.S., and provides communications and marketing services to the pharmaceutical industry, primarily educational marketing programs aimed at doctors, pharmacists and nurses. HPR provides strategic and tactical sales force market planning and evaluation services, including sales marketing resource allocation, sales force planning and the integration and evaluation of sales and marketing promotions to many leading pharmaceutical and medical device manufacturers.

    The Company expanded the reach of its Media and Sampling Services group through complementary acquisitions. During 1997 and the first quarter of 1998, the Company issued 3,032,414 and 30,344 shares, respectively, in poolings of interests transactions with companies that provide media and sampling services. These transactions include the acquisitions of Bounty Group Holdings Limited ("Bounty") and Sampling Corporation of America ("SCA"). Bounty is a U.K.-based provider of targeted product sampling services and proprietary health-oriented publications to expectant mothers, new mothers and parents of toddlers in the U.K. and Ireland. SCA is a U.S. provider of targeted product sampling programs for packaged goods manufacturers with distribution channels that include over 180,000 locations and consist of primary and secondary schools, daycare/preschool centers, colleges and immigrant organizations.

 . The Company increased the scope of services provided by the Communications
  Services group with the completion of strategic acquisitions. During 1997 and the first quarter of 1998, the Company issued 2,350,152 and 5,275,961 shares, respectively, in poolings of interests transactions with companies that provide communications services. These transactions include the acquisitions of Brann Holdings Limited ("Brann"), Blau Marketing Technologies, Inc. ("Blau") and Arnold Communications, Inc. ("Arnold"). Brann is a leading provider of complete marketing solutions in the U.K., and offers a full range of creative, telemarketing and database services to over 70 companies, government agencies and charitable organizations. Blau and Arnold are leading providers of marketing communications services in the U.S. Blau provides direct marketing services, including strategic consulting, creative services, program design and implementation, consumer database management, response tracking and analysis and production management to large national and international corporations in the financial services, technology, retail, telecommunications and utilities industries. Arnold is a full-service marketing communications firm that provides creative services, direct marketing, new media marketing, database management services and full-service public relations to a roster of recognized national and international corporations.

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

RESULTS OF OPERATIONS

  In the Medical Services group, revenues and associated costs on pharmaceutical detailing contracts are recognized when services have been performed by account executives. In the Media and Sampling Services group, the Company is paid by sponsors of its WallBoard(R) information displays and sample packs in installments, generally quarterly or semiannually, over the term of the contract under which services are rendered, which is generally one year or less. In the Communications Services group, net revenues are recognized when services are completed in accordance with the terms of the contracts. On certain contracts, revenues from field sales and teleservices are based on both the number of accepted customers and the type of services sold. The Company typically receives a fixed dollar amount per customer. Revenues related to such sales are recognized on the date that the application for service is accepted by the Company's clients. In the Data Delivery Services group, revenues are recognized upon shipment of lists to customers for a one-time usage.

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

  Acquisition and related costs consist primarily of investment banking fees, other professional service fees, certain tax payments and other contractual payments resulting from the consummation of the Company's poolings of interests transactions.

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

                                                  For the Three Months                    For the Six Months
                                        ----------------------------------------  -----------------------------------
                                                     Ended June 30,                         Ended June 30,
                                        ----------------------------------------  -----------------------------------
                                              1998               1997                   1998              1997
                                        -----------------  -----------------      ----------------  -----------------

                                                                   (dollars in thousands)
Net revenues  ........................   $167,566  100.0%  $129,164   100.0%      $314,419  100.0%  $247,748   100.0%
Operating expenses:
Cost of services  ....................    111,407   66.5     88,570    68.6        208,900   66.4    171,476    69.2
 Selling, general and administra-
  tive expenses  .....................     32,203   19.2     25,891    20.0         61,572   19.6     50,176    20.3
 Compensation to stockholders  .......         --     --        822     0.6             --     --      2,249     0.9
 ESOP Expense.........................         --     --      1,252     1.0             --     --      2,497     1.0
 Acquisition and related costs  ......         --     --         --      --         33,953   10.8     16,181     6.5
                                         --------  -----   --------   -----       --------  -----   --------   -----
Income loss from operations  .........     23,956   14.3     12,629     9.8          9,994    3.2      5,169     2.1
Interest income (expense), net  ......        718    0.4       (123)   (0.1)         1,456    0.5       (372)   (0.1)
Income tax provision  ................      9,376    5.6      3,829     3.0          7,030    2.2      6,118     2.5
                                         --------  -----   --------   -----       --------  -----   --------   -----

Income (loss) before discontinued
 operations  .........................     15,298    9.1      8,677     6.7          4,420    1.5     (1,321)   (0.5)

Loss from discontinued operations.....         --     --       (623)   (0.5)            --     --     (1,181)   (0.5)
                                         --------  -----   --------   -----       --------  -----   --------   -----
Net income (loss)  ...................   $ 15,298    9.1%  $  8,054     4.2%      $  4,420    1.5%  $ (2,502)  (1.0)%
                                         ========  =====   ========   =====       ========  =====   ========   =====
Pro forma net  income (loss) from
 continuing
 options..............................   $ 15,298    9.1%  $  7,448     5.8%      $  2,866    0.9%  $ (3,107)  (1.3)%
                                         ========  =====   ========   =====       ========  =====   ========   =====

Pro forma net income (loss)  .........   $ 15,298    9.1%  $  7,076     5.5%      $  2,866    0.9%  $ (3,812)  (1.5)%
                                         ========  =====   ========   =====       ========  =====   ========   =====
Pro forma net income from continuing
 operations, excluding non-recurring
 items  ..............................   $ 15,298    9.1%  $  8,573     6.6%      $ 28,150    9.0%  $ 15,099     6.1%
                                         ========  =====   ========   =====       ========  =====   ========   =====


  Revenues   Revenues increased $38.4 million, or 29.7%, to $167.6 million in the second quarter of 1998 from $129.2 million in the second quarter of 1997. For the six months ended June 30, 1998, revenues of $314.4 million were 26.9% greater than the same period in 1997. The increase in revenues for the quarter ended June 30, 1998 and the six months ended June 30, 1998 was due primarily to increased sales volumes in the Medical Services and Communications Services groups. The Medical Services and Communications Services groups experienced growth in the services provided to both new and existing customers. Revenues in the Medical Services group increased $27.8 million and $44.4 million for the three months and the six months ended June 30, 1998, respectively. The increase in revenues in the Communications Services group accounted for 23.5% and 29.9% of the total increase in revenues for the three months and the six months ended June 30, 1998, respectively.

  Cost of Services.   Cost of services increased $22.8 million, or 25.7%, to
$111.4 million in the second quarter of 1998 from $88.6 million in the second quarter of 1997. Cost of services as a percentage of revenues decreased to 66.5% in the second quarter of 1998 from 68.6% in the second quarter of 1997, and to 66.4% for the six months ended June 30, 1998 from 69.2% for the six months ended June 30, 1997. The Company's management and client support personnel were able to support increased client services during the three months and the six months ended June 30, 1998, resulting in a decrease in cost of services as a percentage of revenues.

  Selling, General and Administrative Expenses.   Selling, general and
administrative expenses increased $6.3 million, or 24.3%, to $32.2 million in the second quarter of 1998 from $25.9 million in the second quarter of 1997. Selling, general and administrative expenses as a percentage of revenues decreased to 19.2% in the second quarter of 1998 from 20.0% in the second quarter of 1997, and to 19.6% for the six months ended June 30, 1998 from 20.3% for the six months ended June 30, 1997. A moderately increased corporate overhead expense was spread over a larger base of revenues during the three months and the six months ended June 30, 1998, resulting in a decrease in selling, general and administrative expenses as a percentage of revenues.

  Compensation to Stockholders.   No compensation to stockholders was recorded
in the three months or the six months ended June 30, 1998. Compensation to stockholders was $0.8 million and $2.2 million in the three months and the six months ended June 30, 1997, respectively. Compensation to stockholders reflects compensation paid to certain stockholders of acquired companies prior to their respective mergers with the Company that is in excess of the compensation provided for in their employment contracts with the Company. No compensation to stockholders is recorded subsequent to an acquisition by the Company.

  ESOP Expense.   No ESOP expense was recorded in the three months or the six months ended June 30, 1998. ESOP expense was $1.3 million and $2.5 million in the three months and the six months ended June 30, 1997. During 1997, all obligations of the ESOP were settled, and the Company does not expect to incur any ESOP expense in 1998 or any future periods. The employees of one of the acquired companies that previously participated in the ESOP will now participate in the Company's stock incentive plan.

  Acquisition and Related Costs. The Company recorded $34.0 million and $16.2 million in acquisition and related costs during the six months ended June 30, 1998 and 1997, respectively. The $34.0 million in acquisition and related costs recorded during the six months ended June 30, 1998 includes $29.3 million in costs directly related to the consummation of the Company's pooling of interests transactions completed during the three months ended March 31, 1998 and $4.7 million for the consolidation of certain acquired operations in the U.S. and the U.K. The charge consists of $2.3 million to consolidate and terminate lease obligations and to write off leasehold improvements at the office facilities of three acquired subsidiaries and $2.4 million in severance and related costs to terminate employment of certain management and administrative personnel at three acquired subsidiaries. In total, 66 employees will be terminated in the restructuring, four of whom were laid off during the six months ended June 30, 1998. The Company did not complete any acquisitions during the second quarter of 1998, and no acquisition and related costs were recorded during the second quarter of 1998. The $16.2 million in acquisition costs recorded during the six months ended June 30, 1997 were costs directly related to the consummation of the Company's pooling of interests transactions completed during the three months ended March 31, 1997 and included approximately $9.1 million from the accelerated vesting of options held by employees at one of the acquirees in the U.K. The Company did not complete any acquisitions during the second quarter of 1997, and no acquisition and related costs were recorded during the second quarter of 1997.

  Interest Income (Expense), net.   The Company recorded net interest income of
$0.7 million and $1.5 million in the three months and the six months ended June 30, 1998 and net interest expense of $0.1 million and $0.4 million in the three months and the six months ended June 30, 1997. The net interest income recorded during the three months and the six months ended June 30, 1998 corresponds to the increase in funds available for investment. The Company's average cash balance in the three months and the six months ended June 30, 1998 was greater than in the three months and the six months ended June 30, 1997 due primarily to public stock offerings and stock option exercises. The net interest expense recorded during the three months and the six months ended June 30, 1997 consists primarily of interest on debt at acquired companies prior to their acquisition by the Company. The Company generally repays the debt of its acquirees.

  Income Tax Provision.   The Company recorded a $9.4 million tax provision in
the second quarter of 1998 and a $3.8 million tax provision in the second quarter of 1997. The tax provision for the second quarter of 1997 reflects a lower rate than the tax provision for the second quarter of 1998, because the second quarter of 1997 results have been restated for subsequent pooling of interests transactions and not all of the entities acquired were taxed as C corporations prior to their acquisition by the Company. The Company recorded a $7.0 million tax provision for the six months ended June 30, 1998 and a $6.1 million tax provision for the six months ended June 30, 1997. The Company's effective tax rate for the six months ended June 30, 1998 and 1997 differs from the Federal statutory rate due primarily to the nondeductibility of certain nonrecurring acquisition costs, state income taxes, the tax status of certain of the Pooled Entities prior to their mergers with the Company and different statutory rates for the Company's international operations.

  Discontinued Operations.   The loss from discontinued operations of $0.4
million and $0.7 million in the three months and the six months ended June 30, 1997 consists of the loss from the sports management operations which were spun off from one of the Company's 1998 acquirees in October 1997.

  Pro Forma Net Income (Loss).   Pro forma net income increased $8.2 million, or
115%, to $15.3 million in the second quarter of 1998 from $7.1 million in the second quarter of 1997 due primarily to the Company's overall growth and improved gross margins. Pro forma net income increased to $2.9 million in the six months ended June 30, 1998 from a loss of $3.8 million in the six months ended June 30, 1997 due primarily to the growth in revenues and improved margins offset by the increase in acquisition and related costs. Pro forma income from continuing operations and excluding nonrecurring costs increased $6.7 million, or 77.9%, to $15.3 million in the second quarter of 1998 from $8.6 million in the second quarter of 1997, and to $28.2 million in the six months ended June 30, 1998 from $15.1 million in the six months ended June 30, 1997. Pro forma diluted net income per share from continuing operations and excluding nonrecurring costs increased $0.09, or 60.0%, to $0.24 in the second quarter of 1998 from $0.15 in the second quarter of 1997, and to $0.45 in the six months ended June 30, 1998 from $0.27 in the six months ended June 30, 1997. The increase in pro forma income from continuing operations and excluding nonrecurring costs is due primarily to the growth in revenues and the improved gross margins.

LIQUIDITY AND CAPITAL RESOURCES

  At June 30, 1998, the Company had $71.9 million in cash and equivalents. Cash and equivalents decreased $10.0 million during the six months ended June 30, 1998, due to the $2.5 million used in operating activities and the $22.9 million used in investing activities offset by the $15.4 million provided by financing activities.

  The Company's recurring operations (excluding compensation to stockholders, ESOP expense and acquisition and related costs) have provided positive cash flows in the six months ended June 30, 1998.

  The cash used in investing activities consists primarily of the purchases of property and equipment. The cash used in financing activities consists primarily of proceeds from the issuance of common stock and the exercise of common stock options offset by the repayment of debt, dividends and distributions to shareholders of acquirees prior to their acquisition by the Company, and the acquisition of treasury stock.

  The Company experienced significant growth during 1997 and during the six months ended June 30, 1998 and expects to continue to grow through both internal expansion and complementary acquisitions. The Company believes that its cash and equivalents, as well as the cash provided by operations, will be sufficient to fund its current operations and planned capital expenditures. To the extent that the consideration paid for future acquisitions does not include securities of the Company, acquisitions will initially be financed using excess cash and equivalents, but depending on the amount necessary to complete an acquisition, additional financing may be required.

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

  Given the extent of the Company's services currently provided in continental Europe and the nature of those services, the Company does not expect the introduction of the EURO to have a material impact on its operations or cash flows. The Company will continue to evaluate the impact of the introduction of the EURO as it continues to expand the services offered and the European locations in which it operates.

NEW ACCOUNTING PRONOUNCEMENTS

  The Company adopted Statement of Financial Accounting Standards No. 130, "Reporting Comprehensive Income" ("SFAS 130") during the three months ended March 31, 1998. Comprehensive income includes net income and all other nonowner changes in equity in a period. The Company's comprehensive income of $4.8 million for the six months ended June 30, 1998 consists of its net income, foreign currency translation adjustment and unrealized gain on marketable securities.

  In June 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities" ("SFAS 133"). This Statement is effective for all fiscal quarters beginning after June 15, 1999. SFAS 133 establishes accounting and reporting standards for derivative instruments and hedging activities. SFAS 133 is not expected to have a material impact on the Company's Financial
Statements. If there is a change in the Company's financial policies regarding the use of derivative instruments or hedging activities, the Company will need to evaluate the impact of SFAS 133.

Item 3.    Quantitative and Qualitative Disclosures About Market Risk.

  Not Applicable



PART II. OTHER INFORMATION

Item 2.   Changes in Securities.

(c) During the three months ended June 30, 1998, the Company issued 74,294 shares of Common Stock, $.001 par value, to former shareholders of Blau Marketing Technologies, Inc. ("Blau") upon the exercise of options received by such shareholders in the merger between the Company and Blau. The options were exercised for an aggregate price of $414,309, at exercise prices ranging between $1.31 and $29.59 per share. The shares were issued without registration in reliance upon the exemption provided by Section 4(2) of the Securities Act of 1933, as amended.

Item 4.   Submission of Matters to a Vote of Security Holders.

Matters as specified in the Company's Proxy Statement dated April 6, 1998, a copy of which has previously been filed with the Securities and Exchange Commission, were considered and approved by the Company's stockholders at the Annual Meeting of Stockholders held on May 6, 1998. The results of such matters are as follows.

Proposal 1: To elect seven directors of the Company, each to serve for a one-year term expiring at the Company's 1999 Annual Meeting of Stockholders, and until his or her respective successor is elected and qualified or until his or her earlier resignation or removal.

                           Total Votes
                         Total Votes For  Against or Withheld
                         ---------------  -------------------
Daniel M. Snyder              44,303,631              158,591
Michele D. Snyder             44,303,631              158,591
A. Clayton Perfall            44,303,631              158,591
Mortimer B. Zuckerman         44,303,631              158,591
Fred Drasner                  44,303,631              158,591
Philip Guarascio              44,303,631              158,591
Mark E. Jennings              44,303,631              158,591


Proposal 2: To amend the Certificate of Incorporation to increase the authorized shares of Common Stock.

                                              Total Votes     Number of
                                          Total Votes For    Against or Withheld  Abstentions
                                          ---------------    -------------------  -----------
Amend the Certificate of Incorporation      36,469,107            7,970,866          22,249


Item 6.   Exhibits and Reports on Form 8-K.

(a)  Exhibits

    27.1   Financial Data Schedule

(b)   Reports on Form 8-K

(1)  Current Report on Form 8-K, filed on April 3, 1998

(2)  Current Report on Form 8-K, filed on May 5, 1998

(3)  Current Report on Form 8-K, filed on May 20, 1998

(4)  Current Report on Form 8-K, filed on May 21, 1998

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                SNYDER COMMUNICATIONS, INC.
                                       (Registrant)



  Date: August 14, 1998         /s/ Michele D. Snyder
                                   -----------------------
                                   Michele D. Snyder
                                   Vice Chairman, President and
                                   Chief Operating Officer
                                   (Duly Authorized Officer)

  Date: August 14, 1998         /s/ A. Clayton Perfall
                                   ------------------------
                                   A. Clayton Perfall
                                   Chief Financial Officer
                                   (Principal Financial Officer)