Form 10-Q
period 1998-09-30
SNYDER COMMUNICATIONS INC
filed 1998-11-17
CIK 1017906

                       Securities and Exchange Commission
                             Washington, D.C. 20549

                                   Form 10-Q


[X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended September 30, 1998

                                       or

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

Common Stock, $0.001 Par Value, 68,991,851 shares outstanding as of November 6, 1998.

                          SNYDER COMMUNICATIONS, INC.

                                   FORM 10-Q

                                     INDEX


                                                                                                            Page
PART  I. FINANCIAL INFORMATION

Item 1.  Financial Statements (Unaudited)

  Condensed Consolidated Balance Sheet as of September 30, 1998 and December 31, 1997                              3

  Condensed Consolidated Statement of Income for the three months and the nine
  months ended September 30, 1998 and 1997                                                                         4

  Condensed Consolidated Statement of Cash Flows for the nine months ended
  September 30, 1998 and 1997                                                                                      5

  Condensed Consolidated Statement of Equity for the nine months ended September 30, 1998                          6

  Notes to Condensed Consolidated Financial Statements                                                             7

Item 2.  Management's Discussion and Analysis of Financial Condition and Results
         of Operations                                                                                            12

Item 3.  Quantitative and Qualitative Disclosures about Market Risk                                               19

PART II. OTHER INFORMATION

Item 2.  Changes in Securities                                                                                    19

Item 6.  Exhibits and Reports on Form 8-K                                                                         19


                         PART I.  FINANCIAL INFORMATION

                          SNYDER COMMUNICATIONS, INC.

                      CONDENSED CONSOLIDATED BALANCE SHEET

                                  (UNAUDITED)

                                                                                     September 30,     December 31,
                                                                                          1998             1997
                                                                                     --------------    -------------
                                                                                              (in thousands)
ASSETS
Current assets:
    Cash and equivalents                                                                  $ 98,916         $ 86,354
    Marketable securities                                                                      861            2,349
    Accounts receivable, net of allowance for  doubtful accounts of $7,542
      and $7,654 at September 30, 1998 and December 31, 1997, respectively                  99,928           88,800
    Receivables from pass through costs (Note 3)                                            85,272           74,964
    Receivables from related parties                                                         2,097            3,335
    Unbilled services                                                                       27,047           19,462
    Other current assets                                                                    33,401           27,911
                                                                                     --------------    -------------
        Total current assets                                                               347,522          303,175
                                                                                     --------------    -------------
Property and equipment, net                                                                 66,807           43,737
Goodwill and other intangible assets,net                                                   120,234           68,943
Defered tax asset                                                                           53,595            4,784
Deposits and other assets                                                                   10,112            9,972
                                                                                     --------------    -------------
        Total assets                                                                      $598,270         $430,611
                                                                                     ==============    =============
LIABILITIES AND EQUITY
Current liabilities:
    Lines of credit                                                                       $    568         $ 27,427
    Current maturities of long-term debt                                                     2,519            2,086
    Accrued payroll                                                                         28,969           24,143
    Accounts payable                                                                       115,025           99,176
    Accrued expenses                                                                       100,269           93,412
    Client advances                                                                          3,060           10,696
    Unearned revenue                                                                        19,197           28,619
                                                                                     --------------    -------------
         Total current liabilities                                                         269,607          285,559
                                                                                     --------------    -------------
Related party borrowings                                                                     4,617            5,210
Long-term obligations under capital leases                                                   1,549            1,751
Long-term debt, net of current maturities                                                    2,288            3,935
Other liabilities                                                                            3,084            6,997
Commitments and contingencies:
Redeemable ESOP stock, 147 shares outstanding as of September 30, 1998
 and December 31, 1997, respectively                                                         4,925            5,278
Equity:
Preferred stock, $.001 par value, 5,000 shares authorized, none issued
     and outstanding at September 30, 1998 and December 31, 1997, respectively                   -                -
Common stock, $.001 par value, 120,000 shares authorized,
      68,313 and 64,469 shares issued and oustanding at
      September 30, 1998 and December 31, 1997, respectively                                    68               64
Additional paid in capital                                                                 357,792          178,939
Treasury stock, at cost, 1,096 and 1,059 shares at September 30, 1998
      and December 31, 1997, respectively                                                   (7,575)          (5,473)
Accumulated other comprehensive income                                                       2,596              651
Retained deficit                                                                           (40,681)         (52,300)
                                                                                     --------------    -------------
         Total equity                                                                      312,200          121,881
                                                                                     --------------    -------------
         Total liabilities and equity                                                     $598,270         $430,611
                                                                                     ==============    =============

             The accompanying notes are an integral part of this
                     condensed consolidated balance sheet.

                          SNYDER COMMUNICATIONS, INC.

                  CONDENSED CONSOLIDATED STATEMENT OF INCOME

                                  (UNAUDITED)

                                                             For the Three Months                 For the Nine Months
                                                              Ended September 30,                  Ended September 30,
                                                          ----------------------------         ----------------------------
                                                            1998              1997               1998              1997
                                                          -----------       ----------         ----------       -----------
                                                                        (in thousands except per share data)
Revenues                                                    $190,063         $139,461           $534,325          $398,966
Operating expenses:
 Cost of services                                            131,081           98,363            361,272           278,241
 Selling, general, and administrative expenses                30,717           26,996             97,005            78,462
 Compensation to stockholders                                      -           12,452                  -            16,137
 ESOP expense                                                      -              916                  -             3,412
 Recapitalization Costs                                            -            1,889                  -             1,889
 Acquisition and related costs                                 9,425           17,026             43,378            33,207
                                                          -----------       ----------         ----------       -----------

Income (loss) from operations                                 18,840          (18,181)            32,670           (12,382)
Interest income (expense), net                                   492             (152)             1,244              (379)
                                                          -----------       ----------         ----------       -----------

Income (loss) from continuing operations before
 income taxes                                                 19,332          (18,333)            33,914           (12,761)
Income tax provision                                         (10,178)          (1,289)           (18,399)           (7,902)
                                                          -----------       ----------         ----------       -----------

Income (loss) from continuing operations                       9,154          (19,622)            15,515           (20,663)
Loss from discontinued operations                                  -             (558)                 -            (1,481)
                                                          -----------       ----------         ----------       -----------

Net income (loss)                                           $  9,154         $(20,180)          $ 15,515          $(22,144)
                                                          ===========       ==========         ==========       ===========
Historical net income (loss) per share:
 Basic net income (loss) per share
  Income (loss) from continuing operations                  $   0.14         $  (0.33)          $   0.24          $  (0.35)
                                                          ===========       ==========         ==========       ===========

        Net income (loss)                                   $   0.14         $  (0.34)          $   0.24          $  (0.37)
                                                          ===========       ==========         ==========       ===========

 Diluted net income (loss) per share
  Income (loss) from continuing operations                  $   0.13         $  (0.33)          $   0.23          $  (0.35)
                                                          ===========       ==========         ==========       ===========

        Net income (loss)                                   $   0.13         $  (0.34)          $   0.23          $  (0.37)
                                                          ===========       ==========         ==========       ===========

Pro forma net income (loss) per share (Note 6):
 Basic net income (loss) per share
  Income (loss) from continuing operations                  $   0.14         $  (0.32)          $   0.21          $  (0.38)
                                                          ===========       ==========         ==========       ===========

        Net income (loss)                                   $   0.14         $  (0.32)          $   0.21          $  (0.40)
                                                          ===========       ==========         ==========       ===========

 Diluted net income (loss) per share
  Income (loss) from continuing operations                  $   0.13         $  (0.32)          $   0.21          $  (0.38)
                                                          ===========       ==========         ==========       ===========

        Net income (loss)                                   $   0.13         $  (0.32)          $   0.21          $  (0.40)
                                                          ===========       ==========         ==========       ===========

  The accompanying notes are an integral part of this condensed consolidated statement of income.

                          SNYDER COMMUNICATIONS, INC.
                CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
                                  (UNAUDITED)



                                                                                                For the Nine Months
                                                                                                 Ended September 30,
                                                                                           ----------------------------------
                                                                                              1998                  1997
                                                                                           ------------          ------------
                                                                                                   (in thousands)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)                                                                            $ 15,515              $(22,144)
Adjustments to reconcile net income (loss) to net
    cash provided by operating activities:
        Depreciation and amortization                                                          14,978                11,370
        Noncash charge from accelerated vesting of acquired
          subsidiary options/stock grants                                                       2,020                 9,097
        Noncash ESOP expense                                                                        -                 3,490
        Loss on disposal of assets                                                                 89                 2,917
        Deferred taxes                                                                            (54)               (1,038)
        Other noncash                                                                             126                   (14)
Changes in assets and liabilities:
        Accounts receivable, net                                                                7,077               (16,988)
        Related party receivables                                                               1,424                   455
        Receivables from pass through costs                                                   (10,308)              (13,899)
        Unbilled services                                                                      (6,649)               (2,405)
        Deposits and other assets                                                              (1,601)                1,262
        Other current assets                                                                   (6,929)                 (954)
        Accrued payroll, accounts payable and accrued expenses                                 21,131                49,544
        Unearned revenue                                                                      (10,929)               (1,129)
        Client advances                                                                       (10,576)                2,000
        Less impact from differing fiscal year ends                                                 -                (2,761)
                                                                                           ------------          ------------
           Net cash provided by operating activities                                           15,314                18,803
                                                                                           ------------          ------------
CASH FLOWS FROM INVESTING ACTIVITIES:
    Purchase of subsidiaries, net of cash acquired                                             (3,990)              (16,373)
    Purchases of property and equipment                                                       (28,921)              (13,704)
    Proceeds from sale of equipment                                                               786                    82
    Net sales of marketable securities                                                          1,537                 3,813
    Purchase of intangibles                                                                      (713)               (4,626)
    Note and net advances to stockholders                                                         918                  (107)
    Impact from differing fiscal year ends                                                          -                  (446)
                                                                                           ------------          ------------
            Net cash used in investing activities                                             (30,383)              (31,361)
                                                                                           ------------          ------------
CASH FLOWS FROM FINANCING ACTIVITIES:
    Repayment of long-term notes payable to limited partners and others                        (1,071)                    -
    Distributions and dividends                                                                (2,379)               (9,094)
    Acquisition of treasury stock                                                              (2,097)               (2,110)
    Net repayments of long-term debt                                                           (8,631)               (6,592)
    Redemption of mandatorily redeemable preferred stock                                            -                (6,305)
    Redemption/Issuance of stock in connection with recapitalization of acquired company            -               (16,670)
    Net repayments of line of credit                                                          (26,889)                 (587)
    Payments on capital lease obligations                                                      (1,388)               (1,066)
    Proceeds from exercise of options                                                          27,841                18,149
    Proceeds from issuance of common stock                                                     41,299                43,237
    Impact from differing fiscal year ends                                                          -                 3,704
                                                                                           ------------          ------------
        Net cash provided by financing activities                                              26,685                22,666
                                                                                           ------------          ------------
    Effect of exchange rate changes                                                               946                   583
                                                                                           ------------          ------------
Net increase in cash and equivalents                                                           12,562                10,691
Cash and equivalents, beginning of period                                                      86,354                74,031
                                                                                           ------------          ------------
Cash and equivalents, end of period                                                          $ 98,916              $ 84,722
                                                                                           ============          ============
Supplemental disclosure of cash flow information:
    Cash paid for interest including dividends on mandatorily redeemable
        preferred stock                                                                      $  1,350              $  1,897
    Cash paid for income taxes                                                                 10,823                 5,543
Supplemental disclosure of noncash activities:
    Equipment purchased under capital leases                                                      928                   717
    Distribution of non-operating assets by a subsidiary                                          974                     -
    Issuance of shares of common stock for purchase of subsidiaries                            52,568                     -
    Issuance of common stock related to stock appreciation rights                               3,484                     -
    Redemption of common stock in exchange for a note payable                                       -                   457
    Issuance of notes payable for purchase of treasury stock                                        -                   215

  The accompanying notes are an integral part of this condensed consolidated statement of cash flows.

                          SNYDER COMMUNICATIONS, INC.

                  CONDENSED CONSOLIDATED STATEMENT OF EQUITY
                 FOR THE NINE MONTHS ENDED SEPTEMBER 30, 1998

                                  (UNAUDITED)


                                                                                      ADDITIONAL          RETAINED
                                            COMMON STOCK         COMMON STOCK          PAID-IN            EARNINGS
                                            STOCK SHARES          PAR VALUE            CAPITAL            (DEFICIT)
                                            ----------------------------------------------------          -----------
                                                               (in thousands, except share data)
Balance, December 31, 1997, as
 previously restated for poolings             64,469,000              $64               $178,939           $(52,300)
Distribution and dividends                             -                -                      -             (4,250)
Net proceeds from secondary stock
 offering                                        500,000                1                 17,328                  -
Exercise of stock options and
 subsidary stock apperciation rights           1,012,000                1                 29,862                  -
Issuance of shares for purchase of
 subsadiaries                                  1,268,000                1                 52,455                  -
Reissuance of treasury stock by
 subsidiaries prior to Merger with SNC         1,064,000                1                 34,773                  -
Foreign currency translation adjustment                -                -                      -                  -
Unrealized gain on marketable securities               -                -                      -                  -
Purchases and retirement of treasury stock             -                -                     87                  -
Change in market value of redeemable
 ESOP stock                                            -                -                      -                354
Tax benefit from taxable merger transaction            -                -                 44,348                  -
Net income                                             -                -                      -             15,515
                                            ----------------------------------------------------          -----------
Comprehensive income                                   -                -                      -                  -
                                            ====================================================          ===========

Balance, September 30, 1998                   68,313,000              $68               $357,792           $(40,681)
                                            ====================================================          ===========


                                                              ACCUMULATED OTHER
                                             TREASURY           COMPHREHENSIVE                          COMPREHENSIVE
                                               STOCK                INCOME            TOTAL                INCOME
                                            -------------------------------------------------         ---------------
                                                                (in thousands, except share data)
Balance, December 31, 1997, as
 previously restated for poolings             $(5,473)            $  651            $121,881                  -
Distribution and dividends                           -                 -              (4,250)                 -
Net proceeds from secondary stock
 offering                                            -                 -              17,329                  -
Exercise of stock options and
 subsidary stock apperciation rights                20                 -              29,883                  -
Issuance of shares for purchase of
 subsadiaries                                        -                 -              52,456                  -
Reissuance of treasury stock by
 subsidiaries prior to Merger with SNC               -                 -              34,774                  -
Foreign currency translation adjustment              -             1,998               1,998              1,998
Unrealized gain on marketable securities             -              (53)                 (53)               (53)
Purchases and retirement of treasury stock      (2,122)                -              (2,035)                 -
Change in market value of redeemable
 ESOP stock                                          -                 -                 354                  -
Tax benefit from taxable merger transaction          -                 -              44,348                  -
Net income                                           -                 -              15,515             15,515
                                            -------------------------------------------------         ---------------

Comprehensive income                                 -                 -                   -            $17,460
                                            =================================================         ===============

Balance, September 30, 1998                   $(7,575)            $2,596            $312,200            $     -
                                            =================================================         ===============

The accompanying notes are an integral part of this condensed consolidated statement of equity.

                          SNYDER COMMUNICATIONS, INC.

                   CONDENSED CONSOLIDATED STATEMENT OF INCOME

                                  (UNAUDITED)


1. ORGANIZATION, BASIS OF PRESENTATION AND BUSINESS:

On October 19, 1988, Collegiate Marketing and Communications, Inc., a Delaware corporation (the "General Partner"), and a Delaware limited partnership beneficially owned by Mortimer B. Zuckerman and Fred Drasner (the "Original Limited Partner") entered into a partnership agreement (the "Partnership Agreement"), under the name Collegiate Marketing and Communications, L.P. (the "Partnership"). On September 1, 1989, the name of the Partnership was changed to Snyder Communications, L.P., and the name of the General Partner was changed to Snyder Communications, Inc. On May 18, 1995, the Partnership Agreement was amended to admit several new limited partners into the Partnership. On June 25, 1996, the name of the General Partner was changed to Snyder Marketing Services, Inc. ("SMS").

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

During the first nine months of 1998, SNC issued 12,646,541 shares in pooling of interests transactions (the "1998 Mergers"). The transactions include the acquisitions of Health Products Research, Inc. ("HPR"), Publimed Promotions S.A. ("Publimed"), Blau Marketing Technologies, Inc. ("Blau"), Arnold Communications, Inc. ("Arnold"), Clinical Communications Group, Inc. ("Clinical") and MKM Marketinginstitut GmbH ("MKM"). HPR, Publimed, Clinical and MKM provide sales and marketing services to the pharmaceutical industry. HPR operates primarily in the U.S. and provides strategic and tactical sales force market planning and evaluation services to leading pharmaceutical and medical device manufacturers. Publimed markets medical products for pharmaceutical companies in France utilizing field sales. Clinical, located in the U.S., provides a complete range of healthcare services including educational research, marketing and publishing for the pharmaceutical industry. MKM markets medical products for pharmaceutical companies in Germany utilizing technically trained field representatives. Blau's operations are conducted throughout the U.S. and consist primarily of strategic consulting, creative services, program design and implementation, consumer database management, response tracking and analysis, interactive services and production management. Arnold's operations are also conducted throughout the U.S. , and they include creative services, direct marketing, new media marketing, database management services and full-service public relations.

The accompanying condensed consolidated financial statements have been retroactively restated to reflect the combined financial position and combined results of operations and cash flows of the 1998 Mergers, giving effect to these acquisitions as if they had occurred at the beginning of the earliest period presented (the combined entity will be referred to herein as the "Company"). The condensed consolidated balance sheet for all periods presented gives effect to the conversion of the common stock of companies acquired in the 1998 Mergers to 12,646,541 shares of SNC common stock. Certain amounts previously presented have been reclassified to conform to the September 30, 1998 presentation.

Snyder Communications provides fully integrated outsourced marketing solutions. The Company identifies high value consumer segments; designs and implements marketing programs to reach them; initiates and closes sales on behalf of its clients; and provides customer care, retention and loyalty marketing services. The Company's resources include proprietary databases of targeted customers and small businesses; database management services; pharmaceutical detailing services; pharmaceutical consulting; medical education communications; proprietary product sampling programs and publications; sponsored information displays in proprietary locations; marketing program consultants; creative services; field sales and marketing representatives; customer service representatives; and direct mail and fulfillment capabilities. The Company's operations are conducted throughout the United States, the United Kingdom ("U.K."), France, Germany, Ireland, the Netherlands and Hungary.

                          SNYDER COMMUNICATIONS, INC.

The accompanying unaudited condensed consolidated financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission. As a result, certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. The Company believes that the disclosures made are adequate to make the information presented not misleading. The condensed consolidated financial statements reflect all adjustments (consisting of only normal recurring adjustments) which, in the opinion of management, are necessary to present fairly the financial position, results of operations and cash flows of the Company as of September 30, 1998 and for the nine months ended September 30, 1998 and 1997. Operating results for the nine month period ended September 30, 1998 are not necessarily indicative of the results that may be expected for the year ending December 31, 1998. The unaudited condensed consolidated financial statements should be read in conjunction with the financial statements and footnotes thereto included in the Company's Form 8-K/A dated August 31, 1998 as filed with the Securities and Exchange Commission.

2. BUSINESS COMBINATIONS

The following details revenues and net income (loss) for each of the nine months ended September 30, 1998 and 1997 of SNC and all entities acquired by SNC through pooling of interests combinations ("Pooled Entities") through the dates of their respective mergers. The SNC amounts include the financial results of the original operations of SNC for the entire period and the financial results of the Pooled Entities for the period subsequent to the dates of their respective mergers.

                                 For the Nine Months
                                 Ended September 30,
                                1998           1997
                              -------        --------
                                    (in thousands)
 Revenues:
   SNC                        $452,206       $146,039
   Pooled Entities              82,119        252,927
                              --------       --------
                              $534,325       $398,966
                              ========       ========

Net income (loss):
   SNC                         $23,287       $  3,866
   Pooled Entities              (7,772)       (26,010)
                               -------       --------
                               $15,515       $(22,144)
                               =======       ========

During the nine months ended September 30, 1998, SNC and the Pooled Entities recorded $14.8 million and $28.6 million, respectively, of non-recurring acquisition and related costs. Excluding the non-recurring acquisition and related costs and assuming that all of the Pooled Entities had been taxed similarly to C corporations, SNC and the Pooled Entities would have recorded approximately $34.4 million and $13.5 million, respectively of net income for the nine months ended September 30, 1998 for a combined basic and diluted net income per share from continuing operations and excluding non-recurring costs of $0.73 and $0.71, respectively.

During the nine months ended September 30, 1997, SNC recorded $14.3 million of non-recurring acquisition and related costs, and the Pooled Entities recorded $41.8 million in non-recurring costs which consisted of $18.9 million of acquisition and related costs, $16.1 million of compensation to stockholders, $3.4 million of ESOP expense, $1.9 million of recapitalization costs and the $1.5 million loss from discontinued operations. Excluding the non-recurring costs and assuming that all of the Pooled Entities had been taxed similarly to C corporations, SNC would have recorded approximately $13.8 million of net income for the nine months ended September 30, 1997 and the Pooled Entities would have recorded approximately $10.1 million of net income for the same period for a combined basic and diluted net income per share from continuing operations and excluding non- recurring costs of $0.40 and $0.39, respectively.

                          SNYDER COMMUNICATIONS, INC.

During the first nine months of 1998, SNC completed purchse business combinations, including CLI Pharma S.A. (March 25, 1998) and HealthCare Promotions, LLC ("HCP") (February 13, 1998) for total consideration paid of approximately $52.6 million consisting of 1,268,000 shares of SNC common stock and $5 million in cash. Based upon a preliminary allocation of purchase consideration, these purchase business combinations have resulted in additional goodwill of approximately $50.0 million.

The following table presents pro forma financial information as if the Company's 1997 purchase of Halliday Jones Sales Ltd. and its 1998 purchases of CLI Pharma and HCP had been consummated at the beginning of each of the periods presented and all of the Company's operations had been taxed similarly to a C corporation:

                                                  For the Nine Months
                                                   Ended September 30,
                                                     1998      1997
                                                     ----      ----
                                                      (in thousands)
  Pro forma revenues                               $545,092  $444,987
  Pro forma income from continuing operations        14,726   (20,198)
  Pro forma net income (loss)                        14,726   (21,679)
  Pro forma basic net income (loss) per share          0.22     (0.36)
  Pro forma diluted net income (loss) per share        0.22     (0.36)

During the nine months ended September 30, 1998, the Company recorded $43.4 million of non-recurring acquisition and related costs. Excluding the non-recurring acquisition and related costs, the Company would have recorded $58.1 million in pro forma net income for the nine months ended September 30, 1998 and pro forma basic and diluted net income per share of $0.88 and $0.85, respectively, for the period.

During the nine months ended September 30, 1997, the Company recorded $56.1 million in non-recurring costs, consisting of $33.2 million of acquisition and related costs, $16.1 million of compensation to stockholders, $3.4 million of ESOP expense, $1.9 million of recapitalization costs and the $1.5 million loss from discontinued operations. Excluding these non-recurring costs, the Company would have recorded $34.9 million of pro forma net income for the nine months ended September 30, 1997 and pro forma basic and diluted net income per share of $0.57 and $0.56, respectively, for the period.

3. RECEIVABLES FROM PASS THROUGH COSTS:

Receivables from pass through costs relate to services purchased from third parties, on behalf of clients, for which no revenue is recorded.

4. ACQUISITION AND RELATED COSTS:

During the nine months ended September 30, 1998, SNC recorded $43.4 million in non-recurring acquisition and related costs. These costs are primarily related to the consummation of the 1998 Mergers and consist of investment banking fees, expenses associated with stock appreciation rights, other professional service fees, tax payments and other contractual payments. In addition, this amount includes a charge of approximately $4.7 million for costs necessary to consolidate certain of the Company's U.S. and U.K. operations. The charge consists of approximately $2.3 million to consolidate and terminate lease obligations and write off leasehold improvements at the office facilities of three acquired subsidiaries and $2.4 million in severance and related costs to terminate the employment of 54 management and administrative personnel at the acquired subsidiaries. As of September 30, 1998, 18 employees had terminated employment with the Company and $2.0 million had been charged against the total liability.

5. INCOME TAXES:

The Company's effective tax rate for the nine months ended September 30, 1998 and 1997 differs from the federal statutory rate due primarily to the nondeductibility of certain non-recurring acquisition costs, state income taxes, the different tax

                          SNYDER COMMUNICATIONS, INC.

status of certain of the Pooled Entities prior to their merger with SNC and different statutory rates for the Company's international operations.

6. PRO FORMA INCOME DATA:

The pro forma net income (loss) per share amounts include a provision for federal and state income taxes as if the Company had been a taxable C corporation for all periods presented. The pro forma income tax rate on the Company's recurring operations reflects the combined federal and state income taxes of approximately 38.00 percent and 42.98 percent for the nine months ended September 30, 1998 and 1997, respectively. The pro forma income tax rates in the table below differ from the pro forma income tax rates on the Company's recurring operations due to the nondeducitibility of certain of the acquisition and related costs.

The table below presents this pro forma calculation of net income (loss):

                                                              For the Three Months        For the Nine Months
                                                               Ended September 30,        Ended September 30,
                                                               1998           1997         1998          1997
                                                             --------      --------      --------      --------
                                                                             (in thousands)
Pro forma net income (loss) data:
Historical income from continuing operations before
  income taxes                                               $ 19,332      $(18,333)     $ 33,914      $(12,761)
Pro forma provision for income taxes                          (10,178)         (713)      (19,954)      (10,011)
                                                             --------      --------      --------      --------

Pro forma income (loss) from continuing operations              9,154       (19,046)       13,960       (22,772)
Loss from discontinued operations, less applicable pro
  forma income taxes                                               --          (179)           --          (884)
                                                             --------      --------      --------      --------

Pro forma net income (loss)                                  $  9,154      $(19,225)      $13,960      $(23,656)
                                                             ========      ========      ========      ========


7.  PUBLIC OFFERING OF COMMON STOCK:

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

8.  ACCUMULATED OTHER COMPREHENSIVE INCOME:

The Company adopted Statement of Financial Accounting Standards No. 130, "Reporting Comprehensive Income," ("SFAS 130"), during the first quarter of 1998. SFAS 130 requires companies to report as comprehensive income all changes in equity during a period, except those resulting from investments and distributions to owners, in financial statements for the period in which they are recognized. Included within accumulated other comprehensive income are the cumulative amounts for foreign currency translation adjustments and unrealized gains and losses on marketable securities. The cumulative foreign currency translation adjustment was $2,585,490 and $586,512 as of September 30, 1998 and December 31, 1997, respectively. The cumulative gain on marketable securities was $10,849 and $64,195 as of September 30, 1998 and December 31, 1997, respectively.

                          SNYDER COMMUNICATIONS, INC.

9. TAX BENEFIT FROM TAXABLE MERGER TRANSACTION:

SNC will receive a future tax benefit arising from the tax treatment of its first quarter 1998 merger with Arnold Communications, Inc. In accordance with generally accepted accounting principles, because the merger has been accounted for as a pooling of interests, the net estimated future tax benefit of approximately $44.4 million is reflected as a deferred tax asset in the accompanying condensed consolidated balance sheet at September 30, 1998 with the offsetting credit made to additional paid-in-capital.

10. NET INCOME PER SHARE:

A reconciliation of the shares used to compute basic and diluted earnings per share follows. For each of the periods presented, the same net income used to compute basic earnings per share was used to compute diluted earnings per share.


                                                                   For the Three Months           For the Nine Months
                                                                    Ended September 30,           Ended September 30,
                                                                   1998            1997           1998           1997
                                                                   ----            ----           ----           ----
                                                                                      (in thousands)
     Weighted average shares outstanding for the period
      used in computation of basic net income per
      share....................................................   66,623          60,210          65,538        59,627
     Diluted impact of stock options...........................    2,092              --           2,191            --
                                                                  ------          ------          ------        ------
     Shares used in computation of diluted net income
      per share................................................   68,715          60,210          67,729        59,627


For the three months ended September 30, 1998 and 1997 and the nine months ended September 30, 1998 and 1997, weighted average common stock equivalents of 1,026,983, 1,448,766, 684,553 and 1,469,849, respectively, are not included in the calculation of diluted net income per share because they were antidilutive for the period.

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

OVERVIEW

  Since completing its initial public offering in September 1996, the Company has significantly expanded the range of marketing and sales services it is able to offer its clients. This expansion has been accomplished both by building and initiating new programs or service offerings and by acquiring businesses that offer complementary services. The Company's strategy is to facilitate the growth of its acquirees with improved sales and marketing resources and to integrate the sales and marketing efforts of its acquirees with those of the existing operating groups within the Company. The Company expects that the synergies created by its acquisitions will increase its opportunities and strengthen its customer relationships. The existing similarities among services and customers within the different operating groups enable the Company to integrate its service offerings. The Company has recorded $4.7 million of costs to consolidate and integrate the operations and infrastructure of certain of its acquirees within the Healthcare Services group. Where the Company determines that efficiencies and profitability can be increased through integration of acquired organizations, similar charges are likely to be incurred in the future. The service offerings of acquired companies have been combined with those previously offered by the Company to create three operating groups: Healthcare Services, Direct Services and Creative Services. Healthcare services are designed to establish and monitor marketing plans, to provide face-to-face interaction with physicians and to conduct educational research and communication services. Direct services are marketing and sales programs designed to directly reach certain, sometimes targeted, consumer groups. Creative services are designed to create the right kind of advertising for clients. The Company provides integrated marketing solutions for its clients by utilizing the services of its three operating groups to develop sales and marketing programs. Throughout 1997 and the first nine months of 1998, the Company has completed acquisitions accounted for both as poolings of interests and as purchases. Those acquisitions that are either significant to the Company's financial results or that may provide significant future growth opportunities are discussed below.

  The Company created its Healthcare Services group in January 1997 in a merger transaction with a U.S. provider of pharmaceutical sales and marketing services. During 1997 and the first nine months of 1998, the Company issued 4,035,182 and 7,340,236 shares, respectively, in poolings of interests transactions with companies that provide healthcare services. These transactions include the acquisitions of MMD, Inc. ("MMD"), GEM Communications, Inc. ("GEM"), Rapid Deployment Group Limited ("RDL"), PharmFlex, Inc. ("PharmFlex"), Health Products Research, Inc. ("HPR"), Publimed Promotions, S.A. ("Publimed"), Clinical Communications Group, Inc. ("Clinical") and MKM Marketinginstitut GmbH (""MKM"). The Company also acquired Halliday Jones Sales Ltd. ("HJ") for approximately $19.4 million of cash and common stock in a purchase transaction in 1997, Healthcare Promotions, LLC ("HCP") for approximately $22.0 million of common stock and CLI Pharma S.A. ("CLI Pharma") for approximately $25.0 million of common stock in purchase transactions in the first quarter of 1998. MMD, RDL, HJ, PharmFlex, HCP, Publimed, CLI Pharma and MKM all market medical products for pharmaceutical companies utilizing field sales. MMD, PharmFlex and HCP have been combined into Snyder Healthcare Sales. Snyder Healthcare Sales offers the services of over 2,850 account executives and managers in the U.S. and provides outsourced pharmaceutical sales and marketing services to some of the world's premier pharmaceutical companies. Together HJ and RDL retain the services of over 630 account executives and managers, and provide outsourced pharmaceutical sales and marketing services to many leading pharmaceutical manufacturers. HJ and RDL operate primarily in the U.K., but also in Ireland and Hungary. Publimed and CLI Pharma both provide pharmaceutical sales and marketing services in France, and utilize over 850 account executives and managers. MKM provides outsourced pharmaceutical sales and marketing services in Germany with a network of 485 technically trained representatives. GEM and Clinical both operate primarily in the U.S. and provide a complete range of healthcare educational and marketing services with specialties in educational research, marketing and publishing for the pharmaceutical industry. HPR provides strategic and tactical sales force market planning and evaluation services, including sales marketing resource allocation, sales force planning and the integration and evaluation of sales and marketing promotions to many leading pharmaceutical and medical device manufacturers.

  The Company increased the scope of services provided by the Direct Services group with the completion of strategic acquisitions. During 1997 and the first nine months of 1998, the Company issued 10,414,888 and 2,527,134 shares, respectively, in poolings of interests transactions with companies that provide direct services. These transactions include the acquisitions of Brann Holdings Limited ("Brann"), Blau Marketing Technologies, Inc. ("Blau"), Bounty Group Holdings Limited ("Bounty"), Sampling Corporation of America ("SCA") and American List Corporation ("American List"). Brann is a leading provider of direct marketing solutions in the U.K., and offers a full range of services including planning, creating and delivering direct response marketing communications; marketing systems design and consultancy; print production services; and telephone and data management services to companies involved in direct marketing and selling. Blau is a leading provider of marketing communications services in the U.S., and it provides direct marketing services, including strategic consulting and design, program creation and implementation, consumer database management, response tracking and analysis and production management to large national and international corporations in the financial services, technology, retail, telecommunications and utilities industries.
Brann and Blau both provide a broad range of services and full scale direct marketing and selling programs. The programs offered by Bounty, SCA and American List are more focused and consist primarily of product sampling at Bounty and SCA and data mining at American List. Bounty is a U.K.-based provider of targeted product sampling services and proprietary health-oriented publications to expectant mothers, new mothers and parents of toddlers in the U.K. and Ireland. SCA is a U.S. provider of targeted product sampling programs for packaged goods manufacturers with distribution channels that include primary and secondary schools, daycare/preschool centers, colleges and immigrant organizations. American List develops, maintains and markets some of the largest and most comprehensive databases of high school, college and pre-school through junior high school students in the U.S.

  The creative services offered by the Company were established with its March 1998 acquisition of Arnold Communications, Inc. ("Arnold"). The Company issued 2,779,171 shares in a pooling of interests transaction with Arnold. Arnold is a full-service marketing communications firm that provides creative services, new media marketing, interactive services, database management services and full-service public relations to a roster of recognized national and international corporations.

RESULTS OF OPERATIONS

  In the Healthcare Services group, revenues and associated costs on pharmaceutical detailing contracts are recognized when services have been performed by account executives. For educational marketing programs within the Healthcare Services Group, revenues and associated costs are recognized as services are performed. In the Direct Services group, net revenues are recognized when services are completed in accordance with the terms of the contracts. On certain contracts, revenues from field sales and teleservices are based on both the number of accepted customers and the type of services sold. The Company typically receives a fixed dollar amount per customer. Revenues related to such sales are recognized on the date that the application for service is accepted by the Company's clients. For WallBoard(R) information display and sample pack programs within the Direct Services group, the Company is paid by the program sponsors in installments, generally quarterly or semiannually, over the term of the contract under which services are rendered, which is generally one year or less. Revenues are recognized upon shipment of lists from the Direct Services group to customers for a one-time usage. In the Creative Services group, net revenues are recognized when services are rendered in accordance with the terms of the contracts.

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

  Recapitalization costs were recorded by one of the Company's 1998 acquirees at the time of its recapitalization in 1997.

  Acquisition and related costs consist primarily of investment banking fees, other professional service fees, certain tax payments and other contractual payments resulting from the consummation of the Company's pooling of interests transactions.

  The following sets forth, for the periods indicated, certain components of the Company's income statement data, including such data as a percentage of revenues. Pro forma net income includes a provision for income taxes as if all operations of the Company had been taxed as a C corporation for all periods presented. Pro forma net income from continuing operations, excluding non-recurring items represents income from continuing operations adjusted to reflect a provision for income taxes as if the Company had been taxed similarly to a C corporation for all periods presented and the elimination of compensation to stockholders, ESOP expense, recapitalization costs and acquisition and related costs. Compensation to stockholders, ESOP expense, recapitalization costs and acquisition and related costs are considered to be nonrecurring by the Company, because the Company's current operations will not result in any compensation to stockholders, ESOP expense, recapitalization costs or acquisition and related costs in future periods.

                                                         For the Three Months ended               For the Nine Months ended
                                                                September 30,                           September 30,
                                                  ----------------------------------------   -------------------------------------
                                                         1998                  1997                1998                1997
                                                  -------------------   ------------------   ----------------   ------------------
                                                                             (dollars in thousands)
Revenues                                            $190,063  100.0%   $139,461    100.0%    $534,325  100.0%   $398,966   100.0%
Operating expenses:
Cost of services                                     131,081   69.0      98,363     70.5      361,272   67.6     278,241    69.7

  Selling, general, and administrative expenses       30,717   16.2      26,996     19.4       97,005   18.2      78,462    19.7
  Compensation to stockholders                             -      -      12,452      8.9            -      -      16,137     4.0
  ESOP expense                                             -      -         916      0.6            -      -       3,412     0.9
  Recapitalization costs                                   -      -       1,889      1.4            -      -       1,889     0.5
  Acquisition and related costs                        9,425    4.9      17,026     12.2       43,378    8.1      33,207     8.3
                                                   ---------   ----    --------    -----      -------   ----     -------    ----
Income loss from operations                           18,840    9.9     (18,181)   (13.0)      32,670    6.1     (12,382)   (3.1)
Interest income (expense), net                           492    0.3        (152)    (0.1)       1,244    0.2        (379)   (0.1)

Income tax provision                                 (10,178)  (5.4)     (1,289)    (0.9)     (18,399)  (3.4)     (7,902)   (2.0)
                                                   ---------   ----    --------    -----      -------   ----     -------    ----

Income (loss) before continuing operations             9,154    4.8     (19,622)   (14.0)      15,515    2.9     (20,663)   (5.2)
                                                   ---------   ----    --------    -----      -------   ----     -------    ----
Loss from discontinued operations                          -      -        (558)    (0.4)           -      -      (1,481)   (0.4)
                                                   ---------   ----    --------    -----      -------   ----     -------    ----
Net income (loss)                                   $  9,154    4.8%   $(20,180)  (14.4)%    $ 15,515    2.9%   $(22,144)   (5.6)%
                                                   =========   ====    ========    =====      =======   ====     =======    ====
Pro forma net income (loss) from continuing
 operations                                         $  9,154    4.8%   $(19,046)  (13.7)%    $ 13,960    2.6%   $(22,772)   (5.7)%
                                                   =========   ====    ========    =====      =======   ====     =======    ====
Pro forma net Income (loss)                         $  9,154    4.8%   $(19,225)  (13.8)%    $ 13,960    2.6%   $(23,656)   (5.9)%
                                                   =========   ====    ========    =====      =======   ====     =======    ====
Pro forma net income from continuing
 operations, excluding non-recurring items          $ 17,829    9.4%   $  7,911      5.7%    $ 47,921    9.0%   $ 23,881     6.0%
                                                   =========   ====    ========    =====      =======   ====     =======    ====

  Revenues   Revenues increased $50.6 million, or 36.3%, to $190.1 million in the third quarter of 1998 from $139.5 million in the third quarter of 1997. For the nine months ended September 30, 1998, revenues of $534.3 million were 33.9% greater than the same period in 1997. The increase in revenues for the quarter ended September 30, 1998 and the nine months ended September 30, 1998 was due primarily to increased sales volumes in each of the Company's three operating groups, Healthcare Services, Direct Services and Creative Services.

   Revenues in the Healthcare Services group increased $29.3 million, or 57.5%, to $80.3 million in the third quarter of 1998 and accounted for 58% of the Company's total increase in revenues for the third quarter of 1998. For the nine months ended September 30, 1998, revenues in the Healthcare Services group increased $91.8 million, or 65.6%, to $231.7 million and accounted for 68% of the Company's total increase in revenues for the nine months ended September 30, 1998. The Healthcare Services group experienced growth in the services provided to both new and existing customers during the three months and the nine months ended September 30, 1998. This includes revenue growth resulting from the acquisitions of HCP and CLI Pharma in purchase transactions completed during the first quarter of 1998. Revenue growth was greater during the nine months ended September 30, 1998 than during the third quarter of 1998 due primarily to seasonality created by the impact of summer holidays on the European operations within Healthcare Services.

  Revenues in the Direct Services group increased $15.9 million, or 22.5%, to $86.7 million in the third quarter of 1998 and accounted for 31% of the Company's total increase in revenues for the third quarter of 1998. For the nine months ended September 30, 1998, revenues in the Direct Services group increased $29.0 million, or 14.2%, to $233.4 million and accounted for 21% of the Company's total increase in revenues for the nine months ended September 30, 1998. The Direct

Services group experienced growth in the services provided to both new and existing customers during the three months and the nine months ended September 30, 1998. Revenue growth was greater during the third quarter of 1998 than during the nine months ended September 30, 1998 due primarily to the timing of certain sampling programs and to the overall increase in programs throughout the Direct Services group.

  Revenues in the Creative Services group increased $5.4 million, or 30.5%, to $23.1 million in the third quarter of 1998 and accounted for 11% of the Company's total increase in revenues for the third quarter of 1998. For the nine months ended September 30, 1998, revenues in the Creative Services group increased $14.5 million, or 26.5%, to $69.2 million and accounted for 11% of the Company's total increase in revenues for the nine month period ended September 30, 1998. Revenue growth during both the three months and the nine months ended September 30, 1998 was due primarily to an increase in services provided to existing customers.

  Cost of Services.   Cost of services increased $32.7 million, or 33.2%, to
$131.1 million in the third quarter of 1998 from $98.4 million in the third quarter of 1997. Cost of services as a percentage of revenues decreased to 69.0% in the third quarter of 1998 from 70.5% in the third quarter of 1997, and to 67.6% for the nine months ended September 30, 1998 from 69.7% for the nine months ended September 30, 1997. The Company's management and client support personnel were able to support increased client services during the three months and the nine months ended September 30, 1998, resulting in a decrease in cost of services as a percentage of revenues.

  Cost of services in the Healthcare Services group increased $21.8 million, or 56.8%, to $60.2 million in the third quarter of 1998 and accounted for 67% of the Company's total increase in cost of services. Cost of services as a percentage of revenues remained relatively constant between the third quarter of 1998 and the third quarter of 1997 at 75.0% and 75.2%, respectively. Cost of services as a percentage of revenues for the nine months ended September 30, 1998 decreased to 73.4% from 74.8% for the corresponding period in 1997. This is due to the overall growth within Healthcare Services and the ability of the client support personnel to handle increased client services.

  Cost of services in the Direct Services group increased $9.6 million, or 21.4%, to $54.4 million in the third quarter of 1998 and accounted for 29% of the Company's total increase in cost of services for the third quarter of 1998. Cost of services as a percentage of revenues decreased to 62.8% for the third quarter of 1998 from 63.3% for the third quarter of 1997. The existing client services personnel within Direct Services were able to support the growth and increased program activities. Cost of services as a percentage of revenues was 63.1% for both the nine months ended September 30, 1998 and the nine months ended September 30, 1997.

  Cost of services in the Creative Services group increased $1.3 million, or 8.5%, to $16.5 million in the third quarter of 1998 and accounted for 4% of the Company's total increase in cost of services. Cost of services as a percentage of revenues decreased to 71.3% for the third quarter of 1998 compared to 86.2% for the third quarter of 1997. Only a slight increase in costs was needed to support the growth in services provided by the Creative Services group. Cost of services also decreased for the nine months ended September 30, 1998 to 63.5% from 81.5% for the nine months ended September 30, 1997. This is consistent with the overall growth in Creative Services and the ability of the client services personnel to support the overall increase in services provided.

  Selling, General and Administrative Expenses.   Selling, general and
administrative expenses increased $3.7 million, or 13.7%, to $30.7 million in the third quarter of 1998 from $27.0 million in the third quarter of 1997. Selling, general and administrative expenses as a percentage of revenues decreased to 16.2% in the third quarter of 1998 from 19.4% in the third quarter of 1997, and to 18.2% for the nine months ended September 30, 1998 from 19.7% for the nine months ended September 30, 1997. A moderate increase in overhead expense was spread over a larger base of revenues during the three months and the nine months ended September 30, 1998, resulting in a decrease in selling, general and administrative expenses as a percentage of revenues.

  Selling, general and administrative expenses in the Healthcare Services group increased $3.1 million, or 34.4%, to $12.1 million. Selling, general and administrative expenses as a percentage of revenues decreased to 15.1% for the third quarter of 1998 from 17.6% for the third quarter of 1997 due primarily to the revenue growth from the significant increase in services provided throughout 1998. Selling, general and administrative expenses as a percentage of revenues for the nine months ended September 30, 1998 decreased to 14.0% from 15.6% for the corresponding period in 1997.

  Selling, general and administrative expenses in the Direct Services group decreased $1.2 million, or 9.4%, to $11.6 million. Selling, general and administrative expenses as a percentage of revenues decreased to 13.3% for the third quarter of 1998 from 18.1% for the third quarter of 1997 because a slightly lower overhead amount was spread over a larger base of revenues. A portion of this reduction in selling, general and administrative expenses as a percentage of revenues was attributable to a favorable settlement of litigation which resulted in a $0.5 million reduction to selling, general and administrative expenses in the third quarter of 1998. Selling, general and administrative expenses as a percentage of revenues also decreased to 15.4% for the nine months ended September 30, 1998 from 20.4% for the nine months ended September 30, 1997.

  Selling, general and administrative expenses in the Creative Services group increased $0.9 million, or 27.3%, to $4.1 million. Selling, general and administrative expenses remained relatively constant between the third quarter of 1998 and the third quarter of 1997 at 18.1% and 18.4%, respectively. For the nine months ended September 30, 1998, selling, general and administrative expenses as a percentage of revenues increased to 23.4% from 16.1% for the nine months ended September 30, 1997 due primarily to a relocation of offices and a slight increase in personnel.

  Corporate selling, general and administrative expenses increased $0.9 million, or 45.0%, to $2.9 million. The increase in corporate selling, general and administrative expenses is consistent with the overall growth of the Company. Corporate selling, general and administrative expenses as a percentage of revenues was consistent for the third quarter of 1998 and the third quarter of 1997 at 1.5% and 1.4%, respectively. For the nine months ended September 30, 1998, selling, general and administrative expenses as a percentage of revenues increased to 2.1% from 1.4% for the nine months ended September 30, 1997.

  Compensation to Stockholders.   No compensation to stockholders was recorded
in the three months or the nine months ended September 30, 1998. Compensation to stockholders was $12.5 million and $16.1 million in the three months and the nine months ended September 30, 1997, respectively. Compensation to stockholders reflects compensation paid to certain stockholders of acquired companies prior to their respective mergers with the Company that is in excess of the compensation provided for in their employment contracts with the Company. No compensation to stockholders is recorded subsequent to an acquisition by the Company.

  ESOP Expense.   No ESOP expense was recorded in the three months or the nine months ended September 30, 1998. ESOP expense was $0.9 million and $3.4 million in the three months and the nine months ended September 30, 1997, respectively. During 1997, all obligations of the ESOP were settled, and the Company does not expect to incur any ESOP expense in 1998 or in any future periods. The employees of one of the acquired companies that previously participated in the ESOP will now participate in the Company's stock incentive plan.

  Recapitalization Costs. No recapitalization costs were recorded in the three months or the nine months ended September 30, 1998. Recapitalization costs were $1.9 million in both the three months and the nine months ended September 30, 1997. One of the acquired entities completed a recapitalization in August 1997 prior to its respective 1998 merger with the Company. The Company does not expect to incur any recapitalization costs in 1998 or in any future periods.

  Acquisition and Related Costs. The Company recorded $9.4 million and $17.0 million in acquisition and related costs during the three months ended September 30, 1998 and 1997, respectively. The $9.4 million in acquisition and related costs recorded during the three months ended September 30, 1998 consist of $4.9 million of professional service fees, $3.5 million related to an employee equity program at one of the acquired entities, and the write-off of $1.0 million of deferred financing fees from the repayment of debt at the time of acquisition at one of the acquired entities. The acquisition and related costs recorded during the three months ended September 30, 1998 include adjustments of $0.9 million to reduce amounts previously estimated in accordance with the actual invoices received. The $17.0 million in acquisition and related costs recorded during the three months ended September 30, 1997 were recorded as a result of the Company's pooling of interests transactions completed during that period.

  The Company recorded $43.4 million and $33.2 million of acquisition and related costs during the nine months ended September 30, 1998 and 1997, respectively. The $43.4 million of acquisition and related costs recorded during the nine months ended September 30, 1998 includes $38.7 million of costs resulting from the consummation of the Company's pooling of interests transactions completed during the nine months ended September 30, 1998 and $4.7 million for the consolidation of certain acquired operations in the U.S. and the U.K. The $4.7 million charge consists of $2.3 million to consolidate and terminate lease obligations and to write off leasehold improvements at the office facilities of three acquired subsidiaries and $2.4 million in severance and related costs to terminate employment of certain management and administrative personnel at three acquired subsidiaries. In total, 54 employees will be terminated in the restructuring, 18 of whom were laid off during the nine months ended September 30, 1998. The $33.2 million in acquisition and related costs recorded during the nine months ended September 30, 1997 were costs resulting from the pooling of interests transactions completed by the Company during that period.

  Interest Income (Expense), net.   The Company recorded net interest income of
$0.5 million and $1.2 million in the three months and the nine months ended September 30, 1998, respectively, and net interest expense of $0.2 million and $0.4 million in the three months and the nine months ended September 30, 1997, respectively. The net interest income recorded during the three months and the nine months ended September 30, 1998 corresponds to the increase in funds available for investment. The Company's average cash balance in the three months and the nine months ended September 30, 1998 was greater than in the three months and the nine months ended September 30, 1997 due primarily to public stock offerings and stock option exercises. The net interest expense recorded during the three months and the nine months ended September 30, 1997 consists primarily of interest on debt at acquired companies prior to their acquisition by the Company. The Company generally repays the debt of its acquirees.

  Income Tax Provision.   The Company recorded an income tax provision of $10.2
million and $18.4 million during the three months and the nine months ended September 30, 1998, respectively. The Company's effective tax rate on its recurring operations is approximately 38% for the three months and the nine months ended September 30, 1998. The actual tax provision recorded differs from the effective rate due to the nondeductibility of certain of the nonrecurring costs recorded during the period as well as the tax status of certain of the acquired companies prior to their mergers with the Company.

  The Company recorded an income tax provision of $1.3 million and $7.9 million during the three months and the nine months ended September 30, 1997, respectively. The income tax provision recorded for the three months and the nine months ended September 30, 1997 reflects the combined results of the Company and entities acquired in pooling of interests transactions subsequent to September 30, 1997. Several of the entities acquired in pooling of interests transactions subsequent to September 30, 1997 were not taxed as C corporations prior to their acquisition by the Company.

  Discontinued Operations.   The loss from discontinued operations of $0.6
million and $1.5 million in the three months and the nine months ended September 30, 1997 consists of the loss from the sports management operations which were spun off from one of the Company's 1998 acquirees in October 1997.

  Net Income (Loss).   Net income increased $29.4 million, or 146%, to $9.2
million in the third quarter of 1998 from a loss of $20.2 million in the third quarter of 1997 due primarily to the Company's overall growth, improved operating margins and the nonrecurring costs recorded during the third quarter of 1997. Net income increased to $15.5 million in the nine months ended September 30, 1998 from a loss of $22.1 million in the nine months ended September 30, 1997 due primarily to the growth in revenues, the improved operating margins, and the decreased amount of nonrecurring costs recorded during the period.

  Pro forma income from continuing operations and excluding nonrecurring costs increased $9.9 million, or 125%, to $17.8 million in the third quarter of 1998 from $7.9 million in the third quarter of 1997, and to $47.9 million in the nine months ended September 30, 1998 from $23.9 million in the nine months ended September 30, 1997. Pro forma diluted net income per share from continuing operations and excluding nonrecurring costs increased $0.13, or 100%, to $0.26 in the third quarter of 1998 from $0.13 in the third quarter of 1997, and to $0.71 in the nine months ended September 30, 1998 from $0.39 in the nine months ended September 30, 1997. The increase in pro forma income from continuing operations and excluding nonrecurring costs is due primarily to the growth in revenues and the improved operating margins.

LIQUIDITY AND CAPITAL RESOURCES

  At September 30, 1998, the Company had $98.9 million in cash and equivalents. Cash and equivalents increased $12.6 million during the nine months ended September 30, 1998, due to the $13.3 million provided by operating activities, the $28.7 million provided by financing activities and the $1.0 million effect of changes in exchange rates offset by the $30.4 million used in investing activities. The cash provided by financing activities consists primarily of proceeds received from the issuance of common stock and the exercise of common stock options offset by repayments on borrowings. The cash used for investing activities consists primarily of cash used for purchases of equipment. The Company's operations provided positive cash flows in both the nine months ended September 30, 1998 and the nine months ended September 30, 1997.

  The Company experienced significant growth during 1997 and during the nine months ended September 30, 1998 and expects to continue to grow through both internal expansion and complementary acquisitions. The Company believes that its cash and equivalents, as well as the cash provided by operations, will be sufficient to fund its current operations and planned capital expenditures. To the extent that the consideration paid for future acquisitions does not include securities of the Company, acquisitions will initially be financed using excess cash and equivalents, but depending on the amount necessary to complete an acquisition, additional financing may be required.

  The Company is undergoing an assessment of its current systems and equipment and is in the process of making the modifications necessary to address the issues presented by the Year 2000 issue. The Company has identified certain systems within its Direct Services and Healthcare Services groups that are not yet compliant with the Year 2000. Modifications have already begun on all of these systems. The Company expects to incur no more than $3.0 million in capital expenditures in 1998 with respect to system upgrades which are designed in part to address specific Year 2000 requirements. The Company began testing its systems for compliance with the Year 2000 in 1997 and expects testing to be completed on its current systems by the middle of 1999. Although the Company believes that it will achieve Year 2000 compliance for its systems prior to January 1, 2000 without incurring significant additional costs, there can be no assurance that such compliance will be achieved or that it will be achieved without additional significant costs. If Year 2000 compliance cannot be confirmed subsequent to making the necessary modifications, the Company intends to seek other compliant systems for itself or to develop other contingency arrangements. To the extent that additional acquisitions are consummated, the Company will need to evaluate how the Year 2000 will impact its future acquirees.

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


RECENT ACQUISITION

  In October 1998, the Company added another component to its Direct Services group with the acquisition of Response Marketing Group ("RMG"). RMG offers database and analytical services; strategic consulting and design services; and marketing program management services using a broad array of direct-to-customer delivery channels designed to maximize the effectiveness and profitability of marketing programs. The direct marketing solutions offered by RMG are designed to identify the optimal target customer audience and predict its response for a specific product or service, determine the appropriate direct marketing channels for delivery to the targeted customers, and measure the response and effectiveness of specific marketing programs. In the acquisition, the Company issued 1,565,167 shares of common stock in exchange for all of the issued and outstanding capital stock of RMG. The transaction was accounted for as a pooling of interests for financial reporting purposes.


NEW ACCOUNTING PRONOUNCEMENTS

  The Company adopted Statement of Financial Accounting Standards No. 130, "Reporting Comprehensive Income" ("SFAS 130") during the three months ended March 31, 1998. Comprehensive income includes net income and all other nonowner changes in equity in a period. The Company's comprehensive income of $17.5 million for the nine months ended September 30, 1998 consists of its net income, foreign currency translation adjustment and unrealized loss on marketable securities.

  In June 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 131, "Disclosures About Segments of an Enterprise and Related Information" ("SFAS 131"). This statement is effective for fiscal years beginning after December 15, 1997. The Company will disclose the information required for operating groups in its December 31, 1998 financial statements.


Item 3.  Quantitative and Qualitative Disclosures About Market Risk.

         Not Applicable

PART II. OTHER INFORMATION


Item 2.  Changes in Securities.

    (c) In August and September 1998, the Company issued 3,324,618 and 1,701,355 shares of its common stock in connection with the acquisitions of privately held companies. All of the entities acquired became wholly owned subsidiaries of the Company. The shares were restricted and contained a legend against transfer. The issuance of the shares was effected without registration in reliance upon the exemption available under Section 4(2) of the Securities Act.

Item 6.  Exhibits and Reports on Form 8-K.

    (a)  Exhibits

         27.1   Financial Data Schedule

    (b)  Reports on Form 8-K

         (1)  Current Report on Form 8-K, dated August 31, 1998

         (2)  Current Report on Form 8-K, dated September 10, 1998

         (3)  Form 8-K/A, dated August 31, 1998

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                            SNYDER COMMUNICATIONS, INC.
                                                  (Registrant)



      Date: November 13, 1998                      /s/ Michele D. Snyder
           ------------------                      ----------------------------
                                                   Michele D. Snyder
                                                   Vice Chairman, President and
                                                   Chief Operating Officer
                                                   (Duly Authorized Officer)


      Date: November 13, 1998                      /s/ A. Clayton Perfall
           ------------------                      ----------------------------
                                                   A. Clayton Perfall
                                                   Chief Financial Officer
                                                   (Principal Financial Officer)