Form 10-K
period 1998-12-31
SNYDER COMMUNICATIONS INC
filed 1999-03-31
CIK 1017906

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

For the fiscal year ended December 31, 1998

                                       OR

[  ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
     EXCHANGE ACT OF 1934

For the transition period from _____ to _____

                        Commission file number:  1-12145
                                                --------

                          SNYDER COMMUNICATIONS, INC.
             ------------------------------------------------------
             (Exact Name of Registrant as Specified in Its Charter)

                Delaware                                  52-1983617
          -------------------------------              ------------------
          (State or Other Jurisdiction of              (I.R.S. Employer
          Incorporation or Organization)               Identification No.)

              6903 Rockledge Drive, 15th Floor, Bethesda, MD 20817
              ----------------------------------------------------
                    (Address of Principal Executive Offices)

Registrant's telephone number, including area code:        (301) 468-1010
                                                           ______________

Securities registered pursuant to Section 12(b) of the Act:

                                                Name of Each Exchange
           Title of Each Class                   on Which Registered
       -----------------------------            -----------------------
       Common Stock, $.001 par value            New York Stock Exchange

Securities registered pursuant to section 12(g) of the Act:


-------------------------------------------------------
                (Title of class)


-------------------------------------------------------
                (Title of class)

       Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No
                                               ---   ---

       Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

       The aggregate market value of the voting stock held by non-affiliates of the registrant as of March 10, 1999 was approximately $1,544,753,042.

       The number of shares outstanding of the registrant's Common Stock, $.001 par value, as of March 10, 1999 was 71,869,410 shares.

                      DOCUMENTS INCORPORATED BY REFERENCE

       Certain portions of the registrant's definitive proxy statement to be mailed to stockholders in connection with the registrant's annual stockholders' meeting to be held on May 6, 1999 ("Proxy Statement") are incorporated by reference into Part III of this Form 10-K.

                               TABLE OF CONTENTS


ITEM               DESCRIPTION                                  PAGE
----               -----------                                  ----

                      PART I
1  Business                                                        1
2  Properties                                                      9
3  Legal Proceedings                                               9
4  Submission of Matters to a Vote of Securities Holders           9

                      PART II

5  Market for Registrant's Common Equity and Related
     Stockholder Matters                                          10
6  Selected Financial Data                                        10
7  Management's Discussion and Analysis of Financial
     Condition and Results of Operations                          13
7A Quantitative and Qualitative Disclosures About
     Market Risk                                                  23
8  Financial Statements and Supplementary Data                    24
9  Changes in and Disagreements with Accountants on
     Accounting and Financial Disclosure                          58

                   PART III

10 Directors and Executive Officers of the Registrant             58
11 Executive Compensation                                         58
12 Security Ownership of Certain Beneficial Owners
     and Management                                               58
13 Certain Relationships and Related Transactions                 58

                   PART IV

14 Exhibits, Financial Statement Schedules, and Reports on
   Form 8-K                                                       58

Signatures                                                        61

Index to Exhibits                                                 62


                                     PART I

Item 1.  Business


General

The Company is a rapidly growing international provider of integrated marketing solutions primarily to Fortune 500 size companies. The Company integrates its various capabilities, including its proprietary distribution channels, to produce value-added marketing solutions. The Company identifies high value market segments; designs and implements marketing programs to reach them; initiates and closes sales on behalf of its clients; and provides customer care, retention and loyalty marketing services. By expanding the range of its capabilities, its specialized distribution channels and its geographic presence, the Company seeks to provide a single source for its clients' outsourced sales and marketing needs.

The Company's consolidated revenues, restated to include revenues from all acquisitions accounted for as pooling of interests transactions for all reported periods, increased from $493.9 million in 1996 to $612.0 million in 1997, and to $815.3 million in 1998. The majority of the Company's operations were located in the United States, but the Company also has established operations in the United Kingdom and Western Europe.

The Company's clients primarily are global companies with large annual sales and marketing expenditures facing significant competitive pressures to retain or expand market share. The clients operate in various industries, including pharmaceuticals, consumer packaged goods, financial services, telecommunications and gas and electric utilities. The Company's ten largest clients based on 1998 revenues, listed alphabetically, are Astra Pharmaceuticals, Bayer, Bristol-Myers Squibb, Eastern Natural Gas, Eli Lilly, GTE, Johnson & Johnson, McDonald's, Procter & Gamble and Zeneca. The Company provides multiple services to most of its largest clients.

Since completing its initial public offering in September 1996, the Company has significantly expanded the range of marketing and sales services it is able to offer its clients. This expansion has been accomplished both by building and initiating new programs and service offerings and by acquiring businesses that offer complementary services. The service offerings of acquired companies have been combined with those previously offered by the Company to create three operating groups: Direct Services; Healthcare Services; and Creative Services. Utilizing the service offerings of its three operating groups, the Company's goal is to provide integrated marketing solutions for its clients. Direct services are marketing and sales solutions designed to directly reach certain, sometimes targeted, consumer and business groups. Healthcare services are designed to establish and monitor healthcare marketing plans, to provide face-to-face interaction with physicians and to conduct educational research and communications services. Creative services are designed to provide the right kind of advertising for clients.

During 1997 and 1998, the Company made strategic acquisitions to broaden the range of services it provides to clients, to expand the geographic reach of its services and to enhance its clients' access to strategic consumer groups. To complement and supplement its existing management depth, the Company retained key members of management at many of the acquired companies.

Marketing Opportunities

The Company believes that it is well positioned to capitalize on increased demand for marketing services due to the outsourcing of marketing and sales functions, changes in the regulatory environment and increased demand for marketing services in Europe.

Outsourcing. In recent years, many businesses have integrated outsourcers into their overall marketing strategies. The Company believes that, as more companies adopt capital saving strategies and focus on their core competencies, the demand for outsourced marketing services will increase. The Company believes that it is well positioned to capitalize on the continued momentum of the corporate trend toward outsourcing. The Company also perceives that businesses value service providers who can provide them with a wide range of services, thereby lowering transaction costs. The Company believes that its recent acquisitions increase its competitive position by, among other things, expanding the scope and scale of services the Company can offer its clients.

Deregulation--Changes in the Regulatory Environment. The Company believes that there is a trend towards deregulation of industry in the United States and the United Kingdom and continental Europe. A typical result of deregulation is increased competition as companies seek to acquire market share. Deregulation often finds companies with less developed internal sales capabilities than are needed in the changing competitive environment. For example, telecommunications companies now actively compete for market share and market new services in markets newly opened by deregulation in that industry. Similarly, the more recent deregulation of the U.S. gas and electric utilities industries presents opportunities for companies in those industries to market their products directly to consumers who, historically, have had no choices among gas and electric service providers. The Company believes that, with its ability to provide integrated targeted marketing solutions, it is well positioned to service the needs of firms that, as a result of deregulation, need rapidly implemented, sophisticated marketing capability. The Company believes that it is not only well positioned to take advantage of the current deregulatory climate, but that it is also capable of responding to and benefiting from changing regulatory conditions. For example, the Company believes that the increased pace at which pharmaceuticals are approved will increase the number of products available to physicians and thereby increase the demand for the Company's pharmaceutical detailing services.

Increased Demand for Direct Marketing Services in the United Kingdom and Continental Europe. Direct marketing activities are not as prevalent in the United Kingdom and continental Europe as they are in the United States. The Company believes that there will be strong growth in the demand for direct marketing services in both the United Kingdom and continental Europe during the next few years. The Company believes that its existing United Kingdom infrastructure and capabilities and its expansion into continental Europe during 1998 along with the Company's direct marketing experience will enable the Company to capitalize on this demand.

Meeting Client Needs

The Company helps its clients respond to the demands of a global marketplace by providing its clients with global marketing solutions, integrated Web and e-commerce capabilities, and the capability to reach strategic consumer groups, including aging baby-boomers, multicultural populations and young consumers.

Globalization. The vast majority of the Company's significant clients are companies that have international operations. The Company believes that these and other multinational companies will seek to do business with companies that can provide sales and marketing solutions that span national boundaries. The Company believes that it currently has the scope and scale of services needed to effectively provide sales and marketing solutions to multinational clients.

Integrated Interactive Capabilities. The Company views the Web as an increasingly important component of marketing solutions. The Web is a channel of distribution that provides substantial marketing connectivity between clients and their customers. The Company has the capability to fully support its clients when creating glossy front-end Internet Web sites and can provide state-of-the-art e-commerce technologies and back-end systems to fully integrate the Web into its clients' businesses. The Company believes that its strong Internet technology credentials are valuable to its clients.

Access to Strategic Consumer Groups. Through internal expansion and strategic acquisitions, the Company has obtained the capability to give its clients targeted access to consumer groups that the Company believes will be increasingly important to its clients, including: aging baby boomers, multinational populations and young consumers. As the baby boomers age and experience increased health problems, the Company provides pharmaceutical manufacturers with access to each point in the continuance of patient care, from hospitals, to physicians, to pharmacists, to the patients themselves. The Company reaches the rapidly growing multicultural populations through bilingual teleservices and field sales representatives and through targeted product sampling, proprietary publications and WallBoard(R) information displays specifically designed to address the needs of multicultural populations. The Company believes that today's youth are highly disciminating consumers who are making increasingly independent purchasing decisions, and the integration of the Company's data with its direct response and targeted sampling programs creates a broad offering of Company believes that today's youth-oriented marketing services. The Company has the infrastructure and the resources to continue to develop and improve marketing data with respect to these valued population sectors.

Services

The Company's marketing programs utilize the resources of one or more of the Company's three operating groups, depending on the client's needs. The Company's three operating groups are: Direct Services, Healthcare Services and Creative Services.

DIRECT SERVICES. The Direct Services group provides a broad range of services and full-scale direct marketing and sales solutions. The Company strives to be the direct marketing agency of record for its clients, and it focuses on the communication points where clients and their customers come into direct contact with each other. The following services are offered within the Direct Services group: strategic planning and consulting, data warehousing and modeling, database management and mailings, interactive services, teleservices, face-to-face and field marketing, targeted product sampling, WallBoard information displays and return-on-investment evaluation.

Strategic Planning and Consulting. The Company's goal in strategic planning is to become a partner in the direct marketing and customer development process of its clients. Strategic planning includes creating strategic marketing plans, analyzing market information, defining target audiences, planning and purchasing media campaigns, and managing marketing campaigns. Consulting works with the client to develop the ideas and content to execute the client's marketing campaign. The Company assists clients with assessing their business, profit and sales objectives, defining their target markets and developing marketing plans to achieve those objectives. Then the Company designs, produces and executes the direct marketing campaigns.

Data Warehousing and Modeling. Data warehousing involves pulling data from disparate client marketing files and commercially available consumer lists into an integrated database that can be utilized in predicting customer responses. Data modeling enables the Company to predict the results of a direct marketing product or service offering and enables clients to quantify and measure the return on their marketing investment. A combination of proprietary statistical models is used to predict response and profitability profiles of customers. One such predictive model is the Cultivation Opportunity Index ("COI") which is a matrix scoring model using proprietary, multi-variant algorithms to determine life-time customer value and net present value of any given product to a specific prospect. The COI modeling process assists in predicting the longevity and profitability of a customer relationship by determining the likelihood and time of a customer's attrition or defection. As an enhancement to an individual's credit score, which identifies credit-worthiness, the COI model predicts a prospect's willingness and likelihood to respond to a specific offer. This modeling is used to craft client marketing budgets in order to maximize profitability and identify the point of diminishing returns on marketing to certain customers.

The Company has compiled demographic marketing databases of more than 48 million individuals and two million small businesses in the United States. Lists from these databases are sold to list brokers, advertising agencies and end-users employing direct mail and telemarketing advertising campaigns. The lists consist primarily of high school students, college students, pre-school through junior high school students, young adults or religiously and ethnically distinct individuals

Database Management and Mailings. The database management unit in the United Kingdom builds and runs customer information systems, databases and direct marketing systems for the Company's clients on dedicated computer hardware housed in its facilities. These databases have been used to support the Company's U.K. marketing efforts and to deliver direct mail pieces to targeted markets. The Company assumes responsibility for the editorial content and graphic design of the direct mail pieces, arranges for the mailings to be printed, executes the direct mail campaign and handles inbound responses to the mailings through its teleservices facilities. The responses to the database mailings are input into the Company's demographic marketing database and provide leads for field sales and teleservices representatives. In the United States, the Company's production managers maintain relationships with many specialized vendors with whom they contract for printing, computer personalization and mailing services. In 1998, the Company managed the design, production and mailing of more than 543 million direct marketing pieces with more than 2.4 billion individual components.

Interactive Services. The interactive services unit designs and builds Web sites which capture all potential sales and marketing activities of a business; which contain a predefined variety of consumer behaviors and segmentation developed through years of direct marketing experience; and which provide customized content based on consumer preferences in real-time. The Web-based experience of clients' customers can be customized based on their known behaviors and preferences as consumers. Through its interactive services, the Company has the capability to fully support both the front-end Internet Web sites and the back-end e-commerce systems. With its interactive services, the Company can integrate all major aspects of a marketing campaign, from order processing and personal fulfillment on demand to customer service.

Teleservices. Inbound teleservices may be utilized by clients for both customer assistance and order acceptance, and outbound teleservices are generally used for customer acquisition. The outbound teleservices associates generally use an internally prepared sales script to market a client's products or services. Many of the Company's U.S. teleservices associates are bilingual. The Company's call centers are located in the United States, the United Kingdom and Belgium. Many of the Company's call centers use a computerized call management system that employs state-of-the-art call routing and predictive dialing technologies.

Face-to-Face and Field Marketing. Using field sales (face-to-face) and event marketing, the Company's field sales representatives make face-to-face contact with potential customers at the customers' offices or homes and at local cultural events. Field sales representatives who are targeting consumer residential customers focus their sales efforts on event marketing, mainly at fairs, festivals and shopping malls. Field sales representatives who are targeting business customers typically call on small businesses either on a "cold call" basis or, increasingly, from leads generated by the Company's direct mail or database marketing efforts. The Company also provides field marketing services which include reporting and data analysis, distribution and in-store merchandising.

Targeted Product Sampling. Through product sampling, the Company distributes products and information to targeted customers at a time when they are generally most interested in trying new products. Sample packs are given away for free in areas where targeted customers can be reached, such as schools, fitness centers, college dormitories, child-care centers, the offices of specialty health-care providers and hospital maternity wards. Participating locations sign a two- or three-year exclusivity agreement stating that the pack will be the only sampling program allowed at the location during that time. To enhance the value of sample packs to recipients, as well as to provide an additional source of revenue to the Company and an additional means of collecting data, the Company also includes proprietary literature in its sample packs. The proprietary literature contains information, coupons and advertisements relevant to the targeted consumer market.

WallBoard(R) Information Displays. WallBoards(R) are framed information and sponsor displays that are mounted on a wall. WallBoards(R) present educational, editorial and product information targeted to specific user groups. They are located in areas where the targeted customers are likely to be waiting for a service, such as the offices of specialty health-care providers, child-care centers and corporate airport terminals. Most of the Company's WallBoards are strategically located to provide information to targeted consumers at a time when the customers are likely to be interested in receiving information and trying new products. Each WallBoard location is available only to the Company under a two-or three-year exclusive agreement, with automatic renewal provisions. WallBoard locations provide the WallBoard free of charge because of its perceived benefit to the targeted audience. Each of the WallBoard sponsors has "category exclusivity" for their product in their program.

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

The Company's contracts with its most significant Direct Services clients are multi-year contracts, with certain early termination rights. The Company's principal contracts in the Direct Services group limit the ability of the Company to, or prevent the Company from, working for the clients' competitors during the term of the contract and, in some cases, for a defined period after termination.

HEALTHCARE SERVICES. The Healthcare Services group provides healthcare sales, market research and strategic planning and educational communications services to pharmaceutical and medical device manufacturers.

Healthcare Sales. The Healthcare Services group uses field sales to obtain customers for the Company's pharmaceutical clients through a process known as "detailing." Pharmaceutical detailing entails a presentation to a physician by an account executive during which the features and benefits of a drug are discussed and product literature and samples are provided to the physician. The Company focuses its direct detailing and selling on physicians, pharmacists and long-term care facilities. The Healthcare Services group uses the services of approximately 4,800 account executives and managers located throughout the United States, the United Kingdom and continental Europe, who operate both as independent contractors and as full- and part-time employees. The Company seeks to hire individuals with medical or scientific backgrounds as its account executives. More specifically, most of the account executives have experience in sales of pharmaceutical products. In addition, each account executive undergoes specialized training before providing detailing services on behalf of clients in order to familiarize himself or herself with the products being detailed. The Company's pharmaceutical detailing contracts range from six months to three years in duration. Generally, each healthcare sales client contract provides for the detailing of between one and three pharmaceutical products. The Company's compensation for these services is based upon the number of account executives in the field, the number of physicians contacted or the level of product sales experienced by the client. The Company also provides training for pharmaceutical sales forces. This training capability gives the Company the opportunity to enhance the capabilities of its own pharmaceutical detailing representatives and to provide services to companies with in-house sales staffs that would otherwise not require the Company's services.

Market Research and Strategic Planning. In addition to pharmaceutical detailing services, the Healthcare Services group provides strategic and tactical sales force market planning and evaluation services, including sales marketing resource allocation, sales force planning and the integration and evaluation of sales and marketing promotions, to more than 100 pharmaceutical and medical device manufacturers. The Company developed and uses for its clients its proprietary Promotion Real-time Operating Models (PROMSM) as an analytical system which aims to provide a comprehensive understanding of the sales dynamics of an individual pharmaceutical product or medical device. PROMSM consists of a family of statistical and mathematical models which relate a product's sales to a structure of all market factors, their respective dynamics and interactions. The relationship is then analyzed individually for each doctor using the product class.

Educational Communications. The Company also provides educational content for marketing programs that target doctors, nurses, pharmacists and other healthcare professionals. The Company works with an extensive network of medical authorities to develop the content and then delivers marketing and educational messages through a variety of live, print and electronic media, including advisory panels, teleconferences, satellite training, custom monographs, photographic case study books, color atlases, interactive CD-Roms, audio and video tapes. These programs are generally sponsored by major pharmaceutical companies, and some of the educational programs are accredited by the Accreditation Council for Continuing Medical Education and the American Council on Pharmacy Education. The Company also hosts proprietary medical seminars in the U.S. and continental Europe which are attended by physicians and led by experts in their respective medical fields. Attendees are typically granted continuing medical education credit for their participation. These events are funded through grants provided by major pharmaceutical manufacturers.

CREATIVE SERVICES. The Creative Services group focuses on creating customized, results-oriented advertising and improving brand positions. The activities within Creative Services are divided among market research, brand positioning and advertising.

Market Research. Consumer research and brand development focus groups are conducted to determine how to achieve or maintain a high profile position in the market place for the client's brand. Market research focuses on what distinguishes the brand from its competition, what images and feelings the brand conjures up in the minds of consumers and what makes the brand important in the minds of consumers. The client's brand is tested on existing and prospective customers prior to developing a full creative campaign.

Brand Positioning. The Creative Services group utilizes its own strategic and creative philosophy called Brand Essence to identify and sell the rational attributes of a brand in an emotional way that connects with today's consumers. The two components underlying Brand Essence are the rational, which communicates what the brand stands for that makes it unique and the emotional, which communicates how the brand looks and feels at its very best. Brand Essence enables the Company to find powerful solutions for its clients in a highly efficient manner. The Company believes this is essential to increasing purchasing frequency of the brand and creating loyal customers.

Advertising. An integrated marketing campaign is developed that weaves a uniform, appropriate and hard-selling message, while also building brand image and appeal, throughout television, radio, print, collateral, interactive and sales promotion. The advertising unit creates a consistent communications program across the various marketing media. Banner ads and splash pages on the Web, television commercials, radio messages, printed materials and promotions are among the creative work developed by the advertising unit. Marketing campaigns developed by the advertising unit have been recognized by the advertising community through numerous awards for creative excellence.



Competition

The industry in which the Company operates is very competitive and highly fragmented. The Company competes with other marketing services firms. Many of the other firms offer a limited number of services within a limited geographic area, but there are several participants whose businesses tend to be national or international and offer a broad array of marketing services. The competitors include, listed alphabetically, Abacus Direct, Acxiom, Interpublic Group of Companies, Ogilvy & Mather Direct, Omnicom Group, Quintiles Transnational, WWAV Rapp Collins and Wunderman Cato Johnson. The Company believes that certain competitors may have capabilities and resources comparable to and in certain respects greater than those of the Company. The Company also competes with the internal marketing capabilities of its clients and potential clients. In addition, many of the Company's initial sources for names in its databases could also be available to a competitor wishing to develop a data delivery business.

The Company believes that it competes primarily on the basis of its ability to provide clients with integrated marketing solutions for their sales and marketing needs; its proprietary databases and programs; its creative and consulting expertise; its demonstrated ability to attract customers; its reputation for quality; price; its geographic presence with regard to field sales, information displays and sample packs; and its technological expertise.

Seasonality

Various aspects of the Company's business are subject to seasonal variation. However, the Company believes that the seasonality of the various aspects of its business are not coincident, such that on an aggregate basis the Company's business is not subject to significant seasonal variation.

Regulation


Several of the industries in which the Company's clients operate are subject to varying degrees of governmental regulation, particularly the pharmaceutical, healthcare and telecommunications industries. Generally, compliance with these regulations is the responsibility of the Company's clients. However, the Company could be subject to a variety of enforcement or private actions for its failure or the failure of its clients to comply with such regulations.

In connection with the handling and distribution of samples of pharmaceutical products, the Healthcare Services group is subject to regulation by its clients, the Prescription Drug Marketing Act of 1987 and other applicable federal, state and local laws and regulations in the United States and certain regulations of the United Kingdom, France and the European Union. Pharmaceutical manufacturers and the health care industry in general are subject to significant U.S. federal and state, U.K., French and European Union regulation. In particular, regulations affecting the pricing or marketing of pharmaceuticals could make it uneconomic or infeasible for pharmaceutical companies to market their products through medical marketing detailers. Other changes in the domestic and international regulation of the pharmaceutical industry could also have a material adverse effect on the Healthcare Services group.

The Company's physician education services are also subject to a variety of federal and state regulations relating to both the education of medical professionals and sales of pharmaceuticals. Any changes in such regulations or their application could have a material adverse effect on the Healthcare Services group.

From time to time state and federal legislation is proposed with regard to the use of proprietary databases of consumer and health groups. The uncertainty of the regulatory environment is increased by the fact that the Company generates and receives data from many sources. As a result, there are many ways both domestic and foreign governments might attempt to regulate the Company's use of its data. Any such restriction could have a material adverse effect on the Direct Services group.

The Direct Services group is also subject to a large number of federal and state regulations. The Federal Communications Commission (the "FCC") rules under the Federal Telephone Consumer Protection Act of 1991 limit the hours during which telemarketers may call consumers and prohibit the use of automated telephone dialing equipment to call certain telephone numbers. The Federal Telemarketing and Consumer Fraud and Abuse Protection Act of 1994 broadly authorizes the Federal Trade Commission to issue regulations prohibiting misrepresentation in telephone sales.

One of the significant regulations of the FCC applicable to long distance carriers, including the Company's telecommunication clients, prohibits the unauthorized switching of subscribers' long distance carriers. A fine of up to $100,000 may be imposed by the FCC for each instance of unauthorized switching. In order to prevent unauthorized switches, federal law requires that switches authorized over the telephone, such as through the Company's teleservices, be verified contemporaneously by a third party. Third-party verification generally is not required for switches obtained in person, such as those obtained by members of the Company's Communications Services field sales force. The Company's training and other procedures are designed to prevent unauthorized switching. However, as with any field sales force, the Company cannot completely ensure that each employee will always follow the Company's mandated procedures. Accordingly, it is possible that employees may in some instances engage in unauthorized activities, including unauthorized switching. To the Company's knowledge, no formal FCC complaint has been brought against the Company or any of its clients as a result of the Company's services. If any complaints were brought, the Company's clients might assert that such complaints constituted a breach of its agreement with the Company and, if material, seek to terminate the contract. Legislation currently pending in Congress would increase penalties against carriers that engage in unauthorized switching of subscribers' long distance carriers and would impose additional procedural safeguards to ensure against such unauthorized switches. If such proposed legislation is enacted, compliance with the additional procedural safeguards could result in increased costs associated with the Direct Services group's marketing efforts on behalf of its telecommunications clients.

The services offered by the Company outside the United States may be subject to certain regulations of the United Kingdom, France and the European Union, including regulations relating to inbound and outbound teleservices, advertising content, promotions of financial products, activities requiring customers to send money with mail orders and the maintenance and use of customer data held in databases. In addition, the Company operates a small U.K. printing facility which is subject to certain environmental regulations regarding the storage and disposal of certain chemicals involved in the printing process. The Company believes that its operations outside the United States are substantially in compliance with applicable regulations. There can be no assurance, however, that additional U.K., French or European Union legislation, or changes in the regulatory implementation, would not limit the Company's international activities or significantly increase the cost of regulatory compliance.

Employees

As of March 31, 1999, the Company used the services of approximately 9,400 employees. The Company believes that its relations with its employees are satisfactory.

Item 2.  Properties

The Company's corporate headquarters are located in Bethesda, Maryland in leased facilities. The Company also leases facilities for the Direct Services Group in Bethesda, MD, Wilton, CT, Danbury, CT, Mineola, NY, Chicago, IL, Glenview, IL, San Francisco, CA, Smyrna, GA and Bristol, England. The Company owns office space in Glen Allen, VA, Cirencester, England and Diss, England which is utilized by the Direct Services Group. The Company leases facilities for the Healthcare Services group in Somerset, NJ, Whitehouse, NJ, Stamford, CT, Basingstoke, England, Winchester, England and Neuilly-sur-Seine, France. The Company owns office space in Lenggries, Germany which is occupied by the Healthcare Services Group. Additionally, the Company leases office space in Boston, MA and London, England for the Creative Services Group. The operating groups also lease other less significant space throughout the U.S., the U.K., and Belgium which is primarily utilized as sales offices.

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


Item 4.  Submission of Matters to a Vote of Security Holders

No matters were submitted to a vote of security holders during the quarter ended December 31, 1998.

                                    PART II


Item 5.  Market for Registrant's Common Equity and Related Stockholder Matters

The Company's common stock trades on the New York Stock Exchange ("NYSE") under the symbol SNC. The following table sets forth, for the periods indicated, the high and low closing sales prices per share as reported on the NYSE.




                     High      Low
                    -------  -------
     1998
  First Quarter     47 1/4   32 9/16
  Second Quarter    53 5/8   37 7/8
  Third Quarter     49 1/2   30 1/8
  Fourth Quarter    37 9/16  28 3/8

                    High     Low
                    -------  -------
     1997
  First Quarter     32 1/2   23 1/2
  Second Quarter    28       20 5/8
  Third Quarter     31 1/16  24
  Fourth Quarter    37 1/4   28




The closing sales price for the Company's common stock on March 10, 1999 was $29.75, and there were approximately 8,500 beneficial owners of the Company's common stock as of that date.

The Company currently intends to retain future earnings to finance its growth and development and therefore, does not anticipate paying any cash dividends in the foreseeable future. Payment of any future dividends will depend upon the future earnings and capital requirements of the Company and other factors which the Board of Directors considers appropriate.

In October, November and December 1998, the Company issued 1,565,167, 1,564,611 and 944,555 shares of its common stock in connection with the acquisitions of privately held companies. All of the entities acquired became wholly owned subsidiaries of the Company. The shares were restricted and contained a legend against transfer. The issuance of the shares was effected without registration in reliance upon the exemption available under Section 4(2) of the Securities Act.


Item 6. Selected Financial Data

The following table sets forth selected financial data as of and for each of the years in the five-year period ended December 31, 1998 after giving effect to all transactions accounted for as poolings of interests (the "mergers"). The table below gives effect to all of the mergers as if they had occurred on January 1 of each period presented. The table also sets forth unaudited pro forma income statement data for each of the five years ended December 31, 1998, which gives pro forma effect to federal and state income taxes as if all operations of the Company were subject to such taxes for all periods presented. The historical income statement data for each of the three years ended December 31, 1998 and the balance sheet data as of December 31, 1997 and 1998 are derived from the audited Consolidated Financial Statements of the Company. All other income statement and balance sheet data are derived from unaudited Consolidated Financial Statements of the Company and in the opinion of Management include all adjustments, consisting of normal and recurring adjustments, which are necessary to present fairly the results of operations and financial position of the Company for each period presented. The following selected financial data should be read in conjunction with Management's Discussion and Analysis of Financial Condition and Results of Operations and the Consolidated Financial Statements and notes thereto included elsewhere in this Form 10-K.


                             Snyder Communications
                            Selected Financial Data

(In 000's)                                                        For the Years Ended December 31,
                                                                1998         1997          1996          1995           1994
                                                              ========     ========      ========      ========       ========
Income Statement Data: (1)                                                                           (unaudited)    (unaudited)
                                                                      (in thousands, except per share amounts)

Net Revenues                                                  $815,303     $612,039      $493,927      $406,789       $287,699
                                                              ========     ========      ========      ========       ========

Income (loss) from continuing operations                      $ 22,806     $(25,354)     $ 15,564      $ 26,355       $ 12,447
                                                              ========     ========      ========      ========       ========

Diluted income (loss) from continuing operations per share    $   0.32     $  (0.40)     $   0.26      $   0.45       $   0.22
                                                              ========     ========      ========      ========       ========

Net income (loss) (2) (3)                                     $ 22,806     $(26,861)     $ 12,850      $ 26,355       $ 12,447
                                                              ========     ========      ========      ========       ========

Diluted net income (loss) per share                           $   0.32     $  (0.42)     $   0.21      $   0.45       $   0.22
                                                              ========     ========      ========      ========       ========

Shares used in computing diluted per share amounts (4)          72,012       63,752        59,992        58,903         56,243
                                                              ========     ========      ========      ========       ========

Unaudited:

Pro forma net income from continuing operations,
excluding non-recurring items (5)                               73,349       31,036        25,194        28,706         16,154
                                                              ========     ========      ========      ========       ========

Pro forma diluted net income per share from
continuing operations, excluding non-recurring items          $   1.02     $   0.47      $   0.42      $   0.49       $   0.29
                                                              ========     ========      ========      ========       ========

Shares used in computing pro forma diluted
per share amounts (4)                                           72,012       65,560        59,992        58,903         56,243
                                                              ========     ========      ========      ========       ========

Balance Sheet Data: (1)

Total Assets                                                  $695,660     $452,346      $319,630      $238,959       $177,485
                                                              ========     ========      ========      ========       ========

Long-term debt (6)                                            $ 13,763     $ 13,324      $ 38,662      $ 38,479       $ 30,868
                                                              ========     ========      ========      ========       ========

Redeemable ESOP stock (7)                                     $  2,960     $  5,278      $  2,452      $    269       $      -
                                                              ========     ========      ========      ========       ========

Total Equity                                                  $357,378     $118,261      $ 67,123      $ 36,052       $ 22,851
                                                              ========     ========      ========      ========       ========

                        See footnotes on following page.

(1) Prior to the consummation on September 24, 1996 of the reorganization (the "Reorganization") in which the Company acquired all of the limited partnership interests in Snyder Communications, L.P. (the "Partnership") and all of the issued and outstanding stock of the corporate general partner, Snyder Marketing Services, Inc. ("SMS"), the operations of the Company were conducted through the Partnership. The Partnership was owned 63.85% by SMS and 36.15% by the limited partners. The Reorganization resulted in the stockholders of SMS exchanging 100% of their SMS stock for the Company's Common Stock simultaneously with the limited partners exchanging their limited partner interests in the Partnership for the Company's Common Stock. After the Reorganization, the Company owned 100% of the stock of SMS and, directly and indirectly through its ownership of SMS, 100% of the interest of the Partnership. Because of the continuity of ownership, the Reorganization was accounted for by combining the assets, liabilities, and operations of SMS, the Partnership and the Company at their historical cost basis. Accordingly, for the periods prior to the Reorganization, the income statement and balance sheet data include a combination of the accounts of SMS and the Partnership. Prior to its acquisition by the Company, American List Corporation ("American List") had a fiscal year that ended in February. The accompanying balance sheet data as of December 31, 1996, 1995 and 1994 reflect the combination of American List's accounts as of the following February month-end while the income statement data for each of the three years ended December 31, 1996 reflect the combination of American List's operations for the twelve months that end in the February following the respective income statement date.

(2) Net income (loss) for the years ended December 31, 1997 and 1996 includes the loss from discontinued operations of Bob Woolf Associates, Inc., which was spun off to stockholders of record of one of the Company's 1998 acquisitions on October 31, 1997. The loss from discontinued operations represents $0.02 and $0.03 per diluted share for 1997 and 1996, respectively.

(3) Net income for the year ended December 31, 1996 includes an extraordinary item of $1.2 million ($0.02 per diluted share) that was recorded in conjunction with the early redemption of subordinated debentures which were due to related parties. The extraordinary item is net of a $0.8 million tax benefit and consists of prepayment penalties and the write-off of unamortized discount and debt issuance costs.

(4) The shares used in computing the per share amounts assume that the Reorganization and the pooling of interests transactions completed during 1998 and 1997 had occurred at the beginning of each of the periods presented and reflect the issuance of additional shares as a result of the Company's public offerings, the impact of stock options, and certain share repurchases.

(5) Pro forma net income from continuing operations, excluding non-recurring items represents income from continuing operations adjusted to reflect a provision for income taxes as if the Company had been taxed similarly to a C corporation for all periods presented and the elimination of compensation to stockholders, ESOP expense, recapitalization costs and acquisition and related costs. Compensation to stockholders, ESOP expense, recapitalization costs and acquisition and related costs are considered to be nonrecurring by the Company, because the Company's current operations will not result in any compensation to stockholders, ESOP expense, recapitalization costs or acquisition and related costs in future periods.

(6) Includes mandatorily redeemable preferred stock of $8.5 million, $4.6 million and $4.6 million at December 31, 1996, 1995 and 1994, respectively. The preferred stock did not carry voting rights unless dividends were in arrears, which did not occur, and was not convertible into common stock. Accordingly, the preferred stock was classified as long-term debt. This preferred stock was redeemed during 1997.

(7) Represents the balance necessary to satisfy the repurchase obligation associated with the Company's shares held by the ESOP of an acquired company which have been allocated to former employees of the acquired company whose employment had terminated prior to its merger with the Company.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

The Company was incorporated in June 1996 in Delaware to continue the business operations of Snyder Communications, L.P. (the "Partnership"), a limited partnership established in 1988, in which Snyder Marketing Services, Inc. ("SMS") was the general partner and USN College Marketing, L.P. ("USN") and certain other investors were limited partners. As part of a reorganization (the "Reorganization") effected in connection with the Company's initial public offering in September 1996, all of the limited partnership interests in the Partnership, as well as all shares of stock in SMS, were exchanged for shares of the Company's common stock.

The following discussion of the Company's results of operations and of its liquidity and capital resources is based upon the Company's Consolidated Financial Statements. The entities with which the Company has entered into mergers accounted for as poolings of interests for financial reporting purposes will be collectively referred to as the "Pooled Entities," and their mergers will be referred to herein as the "Acquisitions". The consolidated financial statements have been retroactively restated to reflect the combined financial position and the combined results of operations and cash flows of the Pooled Entities for all periods presented, giving effect to the Acquisitions as if they had occurred at the beginning of the earliest period presented. The following discussion should be read in conjunction with the Selected Financial Data of the Company and the Consolidated Financial Statements of the Company and related notes thereto included elsewhere in this Form 10-K.

Overview

Since completing its initial public offering in September 1996, the Company has significantly expanded the range of marketing and sales services it is able to offer its clients. This expansion has been accomplished by building and initiating new programs or service offerings and by acquiring businesses that offer complementary services. The Company's strategy is to facilitate the growth of its acquirees with improved sales and marketing resources and to integrate the sales and marketing efforts of its acquirees with those of the existing operating groups within the Company. The Company expects that the synergies created by its acquisitions will increase its opportunities and strengthen its client relationships. The Company strives to integrate its service capabilities within as well as across its three operating groups to provide sales and marketing solutions for its clients. The service offerings of acquired companies have been combined with those previously offered by the Company to create three operating groups: Direct Services, Healthcare Services and Creative Services. Direct services are marketing and sales initiatives designed to directly reach certain, sometimes targeted, consumer and business groups. Healthcare services are designed to establish and monitor strategic marketing plans, to provide face-to-face interaction with physicians, and to conduct educational research and communication services. Creative services are designed to create the right kind of advertising for clients. Throughout 1998 and 1997, the Company completed acquisitions accounted for as both poolings of interests and as purchases. Those acquisitions that are either significant to the Company's financial results or that may provide significant future growth opportunities are discussed below.

The completion of strategic acquisitions increased the scope of services and the geographic presence of the Direct Services group. During 1998 and 1997, the Company issued 5,655,730 and 10,414,885 shares, respectively, in pooling of interests transactions with companies that provide direct services. These transactions include the acquisitions of Brann Holdings Limited ("Brann"), Blau Marketing Technologies, Inc. ("Blau"), Response Marketing Group ("RMG"), Bounty Group Holdings Limited ("Bounty"), Sampling Corporation of America ("SCA"), American List Corporation ("American List") and National Sales Services, Inc. ("NRS"). Brann is a leading provider of direct marketing solutions in the U.K., and offers a full range of services including planning, creating and delivering direct response marketing communications; marketing systems design and consultancy; print production services; and telephone and data management services to companies involved in direct marketing and selling. Blau is a leading provider of marketing communications services in the U.S., and it provides direct marketing services, including strategic consulting and design, program creation and implementation, consumer database management, response tracking and analysis and production management to large national and international corporations in the financial services, technology, retail, telecommunications and utilities industries. RMG is a leading provider of interactive, knowledge-based marketing solutions in the U.S., and it provides database and analytical services, strategic consulting and design and marketing campaign management using a broad array of direct-to-customer delivery channels designed to maximize the effectiveness and profitability of marketing campaigns. Brann, Blau and RMG all provide a broad range of services and full-scale direct marketing and sales solutions. The services offered by Bounty, SCA, American List and NRS are more focused and consist primarily of product sampling at Bounty and SCA, data mining at American List and field marketing at NRS. Bounty is a U.K.-based provider of targeted product sampling services and proprietary health-oriented publications to expectant mothers, new mothers and parents of toddlers in the U.K. and Ireland. SCA is a U.S. provider of targeted product sampling programs for packaged goods manufacturers with distribution channels that include primary and secondary schools, daycare/preschool centers, colleges and immigrant organizations. American List develops, maintains and markets some of the largest and most comprehensive databases of high school, college and pre-school through junior high school students in the U.S. NRS provides marketing and merchandising services for its clients throughout the U.S., and its services include reporting and data analysis, consulting, distribution and in-store merchandising.

The Company created its Healthcare Services group in January 1997 in a merger transaction with a U.S. provider of pharmaceutical sales and marketing services. During 1998 and 1997, the Company issued 7,340,236 and 4,035,184 shares, respectively, in pooling of interests transactions with companies that provide healthcare services. These transactions include the acquisitions of MMD, Inc. ("MMD"), GEM Communications, Inc. ("GEM"), Rapid Deployment Group Limited ("RDL"), PharmFlex, Inc. ("PharmFlex"), Health Products Research, Inc. ("HPR"), Publimed Promotions, S.A. ("Publimed"), Clinical Communications Group, Inc. ("Clinical") and MKM Marketinginstitut GmbH ("MKM"). The Company acquired Halliday Jones Sales Ltd. ("HJ") for approximately $19.4 million of cash and common stock in a purchase transaction in 1997, as well as Healthcare Promotions, LLC ("HCP") for approximately $22.7 million of common stock and CLI Pharma S.A. ("CLI Pharma") for approximately $25.3 million of common stock in purchase transactions in the first quarter of 1998. MMD, RDL, HJ, PharmFlex, HCP, Publimed, CLI Pharma and MKM all market medical products for pharmaceutical companies utilizing technically trained sales representatives. MMD, PharmFlex and HCP all operated throughout the U.S., and their operations have been combined into Snyder Healthcare Sales U.S. Snyder Healthcare Sales U.S. offers the services of over 2,600 account executives and managers in the U.S. and provides outsourced pharmaceutical sales and marketing services to some of the world's premier pharmaceutical companies. HJ and RDL both operated primarily in the U.K., and RDL also operated in Hungary. HJ and RDL have been combined into Snyder Healthcare Services U.K. Snyder Healthcare Services U.K. retains the services of over 600 account executives and managers and provides outsourced pharmaceutical sales and marketing services to many leading pharmaceutical manufacturers. Publimed and CLI Pharma both operated in France, and their operations have been combined into Snyder Healthcare Services France. Snyder Healthcare Services France utilizes over 1,100 account executives and managers to provide pharmaceutical sales and marketing services in France. MKM provides outsourced pharmaceutical sales and marketing services in Germany with a network of 300 technically trained sales representatives. GEM and Clinical both operated primarily in the U.S., and their operations have been combined into Snyder Healthcare Communications. Snyder Healthcare Communications provides a complete range of healthcare educational services with specialties in educational research, marketing and publishing for the pharmaceutical industry. HPR provides strategic and tactical sales force market planning and evaluation services, including sales marketing resource allocation, sales force planning and the integration and evaluation of sales and marketing promotions to many leading pharmaceutical and medical device manufacturers.

The creative services offered by the Company were established with its March 1998 acquisition of Arnold

Communications, Inc. ("Arnold") and were further expanded with the acquisition of BDDH Group Plc ("BDDH"). The Company issued 3,572,497 shares in the pooling of interests transactions with Arnold and BDDH. Arnold operates primarily in the U.S. and is a full-service marketing communications firm that provides creative services, new media marketing, interactive services, database management services and full-service public relations to a roster of recognized national and international corporations. BDDH operates primarily in the U.K. and is a full-service advertising agency that provides creative services and new media marketing.

Results of Operations

In the Direct Services group, net revenues are recognized when services are completed in accordance with the terms of the contracts. On certain contracts, revenues from field sales and teleservices are based on both the number of accepted customers and the type of services sold. The Company typically receives a fixed dollar amount per customer. Revenues related to such sales are recognized on the date that the application for service is accepted by the Company's clients. For WallBoard information displays and product sampling within the Direct Services group, the Company is paid by the sponsors in installments, generally quarterly or semiannually, over the term of the contract under which services are rendered, which is generally one year or less.
Revenues are recognized upon shipment of lists from the Direct Services group to customers for a one-time usage. In the Healthcare Services group, revenues and associated costs on pharmaceutical detailing contracts are recognized when services have been performed by account executives. For educational marketing programs within the Healthcare Services group, the Company recognizes revenues and associated costs as services are performed. In the Creative Services group, net revenues are recognized when services are rendered in accordance with the terms of the contracts.

Cost of services consists of all costs specifically associated with client programs, such as salary, commissions and benefits paid to personnel, including senior management associated with specific service groups, inventory, payments to third-party vendors and systems and other support facilities specifically associated with client programs.

Selling, general and administrative expenses consist primarily of costs associated with administrative functions, such as finance, accounting and human resources, and information technology, as well as personnel costs of senior management not specifically associated with client services.

Compensation to stockholders consists of excess compensation paid to certain stockholders of acquired companies prior to their respective mergers with the Company. The amount by which the historical compensation of these stockholders exceeds that provided in their employment contracts with the Company has been classified as compensation to stockholders.

ESOP expense is the compensation expense recorded when shares are committed to be released to ESOP participants. The amount of the expense is based on the current market price of the shares and will vary based upon the amount of debt repaid by the ESOP during the period.

Recapitalization costs were recorded by one of the Company's 1998 acquirees at the time of its recapitalization in 1997.

Acquisition and related costs consist primarily of investment banking fees, other professional service fees, certain tax payments and other contractual payments resulting from the consummation of the Company's pooling of interests transactions, as well as the costs of consolidating certain of the Company's acquired operations.

The following sets forth, for the periods indicated, certain components of the Company's income statement data, including such data as a percentage of revenues. Pro forma net income includes a provision for income taxes as if all operations of the Company had been taxed as a C corporation for all periods presented. Pro forma net income from continuing operations, excluding nonrecurring items represents income from continuing operations adjusted to reflect a provision for income taxes as if the Company had been taxed similarly to a C corporation for all periods presented and the elimination of compensation to stockholders, ESOP expense, recapitalization costs and acquisition and related costs. Compensation to stockholders, ESOP expense, recapitalization costs and acquisition and related costs are considered to be nonrecurring by the Company, because the Company's current operations will not result in any compensation to stockholders, ESOP expense, recapitalization costs or acquisition and related costs in future periods.


                                                                                   For the Years Ended December 31,
                                                                      --------------------------------------------------------
                                                                             1998                   1997                1996
                                                                      --------------------------------------------------------
                                                                                       (dollars in thousands)
Net Revenues                                                          $815,303   100.0%   $612,039   100.0%   $493,927   100.0%
Operating expenses:
Cost of services                                                       554,057    68.0%    430,245    70.3%    341,715    69.2%
Selling, general and administrative expenses                           144,361    17.7%    126,159    20.6%    103,665    21.0%
Compensation to stockholders                                             1,315     0.2%     28,060     4.6%     17,279     3.5%
ESOP expense                                                                 -     0.0%      5,411     0.9%      6,553     1.3%
Recapitalization costs                                                       -     0.0%      1,889     0.3%          -     0.0%
Acquisition and related costs                                           65,863     8.1%     39,430     6.4%          -     0.0%
                                                                      --------------------------------------------------------
Income (loss) from operations                                           49,707     6.1%    (19,155)   -3.1%     24,715     5.0%

Interest expense                                                        (4,068)   -0.5%     (4,795)   -0.8%     (6,076)   -1.2%
Investment income                                                        5,488     0.7%      3,512     0.6%      3,167     0.6%
Income tax provision                                                   (28,321)   -3.5%     (4,916)   -0.8%     (6,242)   -1.3%
Loss from discontinued operations                                            -     0.0%     (1,507)   -0.3%     (1,498)   -0.3%
Extraordinary item, less applicable income taxes of $806                     -     0.0%          -     0.0%     (1,216)   -0.2%
                                                                      --------------------------------------------------------
Net income (loss)                                                     $ 22,806     2.8%   $(26,861)   -4.4%   $ 12,850     2.6%
                                                                      ========================================================

Pro forma net income (loss)                                           $ 20,145     2.5%   $(30,791)   -5.0%   $  6,558     1.3%
                                                                      ========================================================
Pro forma net income (loss) before extraordinary item and
excluding nonrecurring acquisition costs                              $ 73,349     9.0%   $ 31,036    12.0%   $ 25,194     6.3%
                                                                      ========================================================

1998 Compared to 1997

Revenues.   Revenues increased $203.3 million, or 33.2%, to $815.3 million in
1998 from $612.0 million in 1997. The increase in revenues was due primarily to increased sales volumes in each of the Company's three operating groups, Direct Services, Healthcare Services, and Creative Services.

Revenues in the Direct Services group increased $67.0 million, or 21.0%, to $386.3 million in 1998 and accounted for 33% of the Company's total increase in revenues for 1998. The services provided to both new and existing customers of the Direct Services group increased during 1998. Services increased most to those customers for which the Direct Services group provides full-scale direct marketing and sales solutions.

Revenues in the Healthcare Services group increased $112.7 million, or 53.9%, to $321.7 million in 1998 and accounted for 55% of the Company's total increase in revenues for 1998. The Healthcare Services group experienced growth in the services provided to both new and existing customers during 1998. This includes revenue growth resulting from the acquisitions of HCP and CLI Pharma in purchase transactions completed during the first quarter of 1998.

Revenues in the Creative Services group increased $23.6 million, or 28.2%, to $107.3 million in 1998 and accounted for 12% of the Company's total increase in revenues for 1998. Revenue growth within Creative Services was due primarily to an increase in services provided to existing customers during 1998.

Cost of Services.   Cost of services increased $123.9 million, or 28.8%, to
$554.1 million in 1998 from $430.2 million in 1997. Cost of services, as a percentage of revenues, decreased to 68.0% in 1998 from

70.3% in 1997. The Company's management and client support personnel were able to support increased client services during 1998, resulting in a decrease in cost of services as a percentage of revenues.

Cost of Services in the Direct Services group increased $40.1 million, or 19.4%, to $246.9 million in 1998 and accounted for 32% of the Company's total increase in cost of services for 1998. Cost of services as a percentage of revenues decreased to 63.9% in 1998 from 64.8% in 1997. The existing client services personnel within Direct Services were able to support its growth.

Cost of Services in the Healthcare Services group increased $79.9 million, or 51.1%, to $236.2 million in 1998 and accounted for 65% of the Company's total increase in cost of services for 1998. Cost of services as a percentage of revenues decreased to 73.4% in 1998 from 74.8% in 1997. This is due to the overall growth within Healthcare Services and the ability of the client support personnel to handle increased client services.

Cost of Services in the Creative Services group increased $3.8 million, or 5.7%, to $70.9 million in 1998 and accounted for 3% of the Company's total increase in cost of services for 1998. Cost of services as a percentage of revenues decreased to 66.1% in 1998 from 80.1% in 1997. In 1997, the subsidiary which comprises the substantial majority of Creative Services operated as an S corporation and distributed most of its earnings through bonuses, resulting in a higher cost of services as a percentage of revenues in 1997 than in 1998. A change in the mix of services provided during 1998 also contributed to the reduction in cost of services as a percentage of revenues.

Selling, General and Administrative Expenses.   Selling, general and
administrative expenses increased $18.2 million, or 14.4%, to $144.4 million in 1998 from $126.2 million in 1997. Selling, general and administrative expenses as a percentage of revenues decreased to 17.7% in 1998 from 20.6% in 1997, reflecting a moderately increased corporate overhead expense being spread over a larger base of revenues.

Selling, general and administrative expenses in the Direct Services group decreased $6.4 million, or 9.2%, to $62.9 million. Selling, general and administrative expenses as a percentage of revenues decreased to 16.3% in 1998 from 21.7% in 1997 because a slightly lower overhead amount was spread over a larger base of revenues.

Selling, general and administrative expenses in the Healthcare Services group increased $10.2 million, or 31.1%, to $43.0 million. Selling, general and administrative expenses as a percentage of revenues decreased to 13.4% in 1998 from 15.7% in 1997 due primarily to the revenue growth from the significant increase in services provided throughout 1998.

Selling, general and administrative expenses in the Creative Services group increased $9.0 million, or 61.6%, to $23.6 million. Selling, general and administrative expenses as a percentage of revenues increased to 22.0% in 1998 from 17.4% in 1997 due primarily to increases in personnel and office expenses.

Corporate selling, general and administrative expenses increased $5.4 million, or 56.8%, to $14.9 million. The increase in corporate selling, general and administrative expenses is consistent with the overall growth of the Company. Corporate selling, general and administrative expenses as a percentage of revenue were consistent for 1998 and 1997 at 1.8% and 1.6%, respectively.

Compensation to Stockholders.   Compensation to stockholders was $1.3 million in
1998 and $28.1 million in 1997. Compensation to stockholders reflects compensation paid to certain stockholders of acquired companies prior to their respective mergers with the Company that is in excess of the compensation provided for in their employment contracts with the Company. The amount by which the historical compensation paid to these stockholders exceeds the amount provided for in their respective employment contracts with the Company has been classified as compensation to stockholders. No compensation to stockholders is recorded subsequent to an acquisition by the Company. The $1.3 million recorded in 1998 relates to certain companies acquired in the third and fourth quarters of 1998, and therefore, was incurred during 1998 by the acquired companies prior to their respective mergers with the Company.

ESOP Expense. No ESOP expense was incurred in 1998. All obligations of the ESOP were settled in 1997, and $5.4 million of ESOP expense was incurred in 1997.
The employees of one of the acquired companies that previously participated in the ESOP now participate in the Company's stock incentive plan. The Company does not expect to incur any ESOP expense in future periods.

Recapitalization Costs. No recapitalization costs were incurred in 1998. One of the acquired entities completed a recapitalization in August 1997 prior to its 1998 merger with the Company, and $1.9 million of recapitalization costs were incurred in 1997. The Company does not expect to incur any recapitalization costs in future periods.

  Acquisition Costs. The Company recorded $65.9 million in nonrecurring acquisition and related costs during 1998. These costs are primarily related to the consummation of 1998 Acquisitions and consist of investment banking fees, expenses associated with the accelerated vesting of options held by employees of certain acquired companies, other professional service fees, transfer taxes and other contractual payments. In addition, this amount includes a charge of approximately $13.3 million for costs necessary to consolidate and integrate certain of the Company's operations in the U.S., the U.K. and France. The Company is integrating acquired subsidiaries that provide similar services within the same geographic regions. Approximately thirteen locations will be consolidated into six, and the efforts will not have a significant impact on the Company's workforce. The Company expects these integration activities to be substantially complete by the third quarter of 1999. The charge consists of $5.0 million to consolidate and terminate lease obligations, $6.9 million of severance and other costs associated with the termination of 239 employees, and $1.4 million of fees incurred for consulting services and other costs related to these integration activities. Included in the terminated employees are 55 employees that elected not to relocate and will be replaced. The remaining employees who were terminated are primarily redundant operations and administrative personnel whose functions will be performed by others upon completion of the integration.

The Company recorded $39.4 million in nonrecurring acquisition and related costs during 1997 related to the consummation of the Company's 1997 Acquisitions. These costs are discussed further in the review of the Company's results of operations for 1997 as compared to 1996.

Interest Expense. The Company recorded $4.1 million of interest expense in 1998 and $4.8 million of interest expense in 1997. The Company does not have any significant debt obligations outstanding. The interest expense recorded in both 1998 and 1997 consists primarily of interest on debt at acquired companies prior to their acquisition by the Company. The Company generally repays the debt of its acquirees.

Investment Income. The Company recorded $5.5 million of investment income in 1998 and $3.5 million of investment income in 1997. The increase in investment income corresponds to the increase in funds available for investment. The Company's average cash balance was greater in 1998 than in 1997 due primarily to public stock offerings and stock option exercises.

Income Tax Provision.   The Company recorded a $28.3 million tax provision in
1998, consisting of a $45.0 million provision for the $118.3 million in income from recurring operations plus interest, a $14.0 million benefit from the $65.9 million in nonrecurring acquisition related costs, and a $2.7 million benefit from the S corporation status of certain entities prior to their respective acquisitions by the Company. The Company's effective tax rate for the year ended December 31, 1998 differs from the Federal statutory rate due primarily to the nondeductibility of certain of the acquisition costs and state income taxes. Pro forma net income discussed below includes a provision for income taxes as if all operations of the Company had been taxed as a C corporation for the year ended December 31, 1998.

The Company recorded a $4.9 million tax provision in 1997, consisting of a $23.3 million provision for the $54.4 million in income from recurring operations less interest, a $13.9 million benefit from the $74.8 million in nonrecurring costs, and a $4.5 million benefit from the S corporation status of certain entities prior to their respective acquisitions by the Company. The Company's effective tax rate for the year ended December 31, 1997 differs from the Federal statutory rate due primarily to the nondeductibility of certain of the nonrecurring costs and state income taxes. Pro forma net income discussed below includes a provision for income taxes as if all operations of the Company had been taxed as a C corporation for the year ended December 31, 1997.

Pro Forma Net Income (Loss).   Pro forma net income (loss) increased $50.9
million, or 165%, to net income of $20.1 million in 1998 from a net loss of $30.8 million in 1997, due primarily to the overall growth in revenues and containment of costs. Revenue growth exceeded the growth in cost of services and selling, general and administrative expenses. Pro forma net income adjusted to exclude nonrecurring costs, consisting of compensation to stockholders, ESOP expense, recapitalization costs and acquisition and related costs, as well as the extraordinary item and discontinued operations increased $42.3 million, or 136%, to $73.3 million in 1998 from $31.0 million in 1997.

1997 Compared to 1996

Revenues.   Revenues increased $118.1 million, or 23.9%, to $612.0 million in
1997 from $493.9 million in 1996. The increase in revenues was due primarily to increased sales volumes in each of the Company's three operating groups, Direct Services, Healthcare Services, and Creative Services.

Revenues in the Direct Services group increased $37.5 million, or 13.3%, to $319.3 million in 1997 and accounted for 32% of the Company's total increase in revenues for 1997. The services provided to both new and existing customers of the Direct Services group increased during 1997. Services increased most to those customers for which Direct Services provides product sampling, because additional sampling programs were offered in 1997.

Revenues in the Healthcare Services group increased $64.3 million, or 44.4%, to $209.0 million in 1997 and accounted for 54% of the Company's total increase in revenues for 1997. The Healthcare Services group experienced growth in the services provided to both new and existing customers during 1997. Services increased most to those customers for which the Healthcare Services group provides outsourced pharmaceutical marketing services.

Revenues in the Creative Services group increased $16.3 million, or 24.2%, to $83.7 million in 1997 and accounted for 14% of the Company's total increase in revenues for 1997. Revenue growth within Creative Services was due primarily to an increase in services provided to existing customers during 1997.

Cost of Services.   Cost of services increased $88.5 million, or 25.9%, to
$430.2 million in 1997 from $341.7 million in 1996. Cost of services, as a percentage of revenues, increased to 70.3% in 1997 from 69.2% in 1996. The increase in cost of services is consistent with the Company's growth and the increase in services provided.

Cost of Services in the Direct Services group increased $22.7 million, or 12.3%, to $206.8 million in 1997 and accounted for 26% of the Company's total increase in cost of services for 1997. Cost of services as a percentage of revenues stayed fairly constant at 64.8% in 1997 and 65.3% in 1996.

Cost of Services in the Healthcare Services group increased $51.4 million, or 49.0%, to $156.4 million in 1997 and accounted for 58% of the Company's total increase in cost of services for 1997. Cost of services as a percentage of revenues increased to 74.8% in 1997 from 72.5% in 1996. An increase in cost of services as a percentage of revenues to provide healthcare educational services was offset by a decrease in cost of services as a percentage of revenues to provide healthcare sales services, resulting in the overall increase in cost of services as a percentage of revenues.

Cost of Services in the Creative Services group increased $14.4 million, or 27.3%, to $67.1 million in 1997 and accounted for 16% of the Company's total increase in cost of services for 1997. Cost of services as a percentage of revenues increased to 80.1% in 1997 from 78.2% in 1996 due primarily to an increase in personnel costs.

Selling, General and Administrative Expenses.   Selling, general and
administrative expenses increased $22.5 million, or 21.7%, to $126.2 million in 1997 from $103.7 million in 1996. Selling, general and administrative expenses as a percentage of revenues remained fairly consistent at 20.6% in 1997 and 21.0% in 1996.

Selling, general and administrative expenses in the Direct Services group increased $9.3 million, or 15.5%, to $69.3 million. Selling, general and administrative expenses as a percentage of revenues remained fairly consistent at 21.7% in 1997 and 21.3% in 1996.

Selling, general and administrative expenses in the Healthcare Services group increased $8.4 million, or 34.4%, to $32.8 million. Selling, general and administrative expenses as a percentage of revenues decreased to 15.7% in 1997 from 16.9% in 1996 because a moderate increase in overhead expenses was spread over a larger base of revenues.

Selling, general and administrative expenses in the Creative Services group increased $3.8 million, or 35.2%, to $14.6 million. Selling, general and administrative expenses as a percentage of revenues increased to 17.4% in 1997 from 16.0% in 1996 due primarily to an increase in personnel costs.

Corporate selling, general and administrative expenses increased $1.0 million, or 11.8%, to $9.5 million. Corporate selling, general and administrative expenses as a percentage of revenues was consistent for 1997 and 1996 at 1.6% and 1.7%, respectively.

Compensation to Stockholders.   Compensation to stockholders was $28.1 million
in 1997 and $17.3 million in 1996. Compensation to stockholders reflects compensation paid to certain stockholders of acquired companies prior to their respective mergers with the Company that is in excess of the compensation provided for in their employment contracts with the Company. The amount by which the historical compensation paid to these stockholders exceeds the amount provided for in their respective employment contracts with the Company has been classified as compensation to stockholders. No compensation to stockholders is recorded subsequent to an acquisition by the Company. The composition of the amount recorded in 1997 varies from the amount recorded in 1996, because the amounts recorded were based on specific criteria and agreements at certain acquired companies that existed in 1997 and in 1996 prior to their respective mergers with the Company.

ESOP Expense. ESOP expense decreased $1.2 million, or 18.2%, to $5.4 million in 1997 from $6.6 million in 1996. ESOP expense represents the fair value of shares released to ESOP participants during the period. During 1997, all outstanding debt of the ESOP was repaid, and the Company will not record ESOP expense in future periods.

Recapitalization Costs. Recapitalization costs were $1.9 million in 1997. One of the acquired entities completed a recapitalization in 1997 prior to its 1998 merger with the Company. No recapitalization costs were incurred in 1996, and the Company does not expect to incur any recapitalization costs in future periods.

Acquisition and Related Costs. The Company recorded $39.4 million in nonrecurring acquisition and related costs during 1997. Of the $39.4 million, $34.1 million are costs directly related to the consummation of the Company's 1997 Acquisitions. These costs include primarily investment banking fees, other professional service fees, certain U.K. excise and transfer taxes, as well as a non-cash charge of approximately $9.1 million related to the accelerated vesting of the options held by employees of one of the acquired companies. The remaining $5.3 million consists of the write-off of deferred license fees and the accrual of a liability expected to resolve outstanding litigation. Both the write-off of the deferred fees and the accrual of the liability were recorded due to changes in fact which resulted from the Company's 1997 Acquisitions.

Interest Expense. The Company recorded $4.8 million of interest expense in 1997 and $6.1 million of interest expense in 1996. The Company does not have any significant debt obligations outstanding. The interest expense recorded in both 1997 and 1996 consists primarily of interest on debt at acquired companies prior to their acquisition by the Company. The Company generally repays the debt of its acquirees.

Investment Income. The Company recorded $3.5 million of investment income in 1997 and $3.2 million of investment income in 1996. The amount recorded in investment income is directly related to the amount of funds available for investment.

Income Tax Provision. The Company recorded a $4.9 million tax provision in 1997, consisting of a $23.3 million provision for the $54.4 million in income from recurring operations less interest, a $13.9 million benefit from the $74.8 million in nonrecurring costs, and a $4.5 million benefit from the S corporation status of certain entities prior to their respective acquisitions by the Company. The Company's effective tax rate for the year ended December 31, 1997 differs from the Federal statutory rate due primarily to the nondeductibility of certain of the nonrecurring costs and state income taxes. Pro forma net income discussed below includes a provision for income taxes as if all operations of the Company had been taxed as a C corporation for the year ended December 31, 1997.

The income tax provision of $6.2 million in 1996 reflects the actual income tax provisions of the previously separate companies before their respective acquisitions by the Company. Not all of the entities acquired were subject to income taxes prior to their respective acquisitions by the Company. Also, for the period from January 1, 1996 until the Reorganization on September 24, 1996, the Company had elected to be treated for federal and certain state income tax purposes as an S corporation, and therefore, the stockholders of the Company were taxed on their proportionate share of the Company's taxable income, and the Company did not have an obligation to pay income taxes. Pro forma net income discussed below includes a provision for income taxes, as if all operations of the Company had been taxable as a C corporation in 1996.

Discontinued Operations. In October 1997, the Board of Directors of one of the Company's 1998 acquirees approved the spin-off of its sports management operations which were carried on by one of its wholly owned subsidiaries, Bob Woolf Associates, Inc. ("BWA"). The acquiree purchased BWA in May 1996. The spin-off was executed in the form of a dividend to the acquiree's stockholders of record on October 31, 1997, whereby each stockholder received one share of BWA for each share of the acquiree's common stock owned.

Extraordinary Item.   In October 1996, the Company redeemed in full the
subordinated debentures and recorded an extraordinary loss of $1.2 million, net of income taxes. The extraordinary loss consists of prepayment penalties and the write-off of unamortized discount and debt issuance costs.

Pro Forma Net Income (Loss).   Pro forma net income (loss) decreased $37.4
million to a net loss of $30.8 million in 1997 from net income of $6.6 million in 1996. The nonrecurring costs recorded in 1997, slightly offset by the growth of the Company, resulted in the overall decrease in pro forma net income
(loss). Pro forma net income adjusted to exclude nonrecurring costs, consisting of compensation to stockholders, ESOP expense, recapitalization costs and acquisition and related costs, as well as the extraordinary item and discontinued operations increased $5.8 million, or 23.0%, to $31.0 million in 1997 from $25.2 million in 1996. The increase in pro forma net income adjusted to exclude nonrecurring costs is consistent with the overall growth of the Company.

Liquidity and Capital Resources

At December 31, 1998, the Company had $73.6 million in cash and equivalents. Cash and equivalents decreased $16.2 million due to the $60.1 million used in investing activities, offset by the $24.5 million provided by operating activities, the $18.4 million provided by financing activities and the $0.8 million effect of exchange rate changes. The cash used for investing activities consists primarily of cash used for purchases of property, equipment and subsidiaries. The cash provided by financing activities consists primarily of proceeds from the issuance of stock and the exercise of stock options offset by the repayment of borrowings. The Company's operations have provided positive cash flows in each of the three years ended December 31, 1998.

The Company experienced significant growth during 1998 and expects to continue to grow through both internal expansion and complementary acquisitions. The Company believes that its cash and equivalents, as well as the cash provided by operations, will be sufficient to fund its current operations and planned capital expenditures. To the extent that the consideration paid for future acquisitions does not include securities of the Company, acquisitions will initially be financed using excess cash and equivalents, but depending on the amount necessary to complete an acquisition, additional financing may be required.

The Company is undergoing an assessment of its current systems and equipment and is in the process of making the modifications necessary to address the issues presented by the Year 2000. The Company has identified certain systems within its Direct Services and Healthcare Services groups that are not yet compliant with the Year 2000. Modifications have already begun on all of these systems. The Company expects to incur no more than $3.0 million in capital expenditures on system upgrades which are designed in part to address specific Year 2000 requirements. Approximately $1.8 million was incurred through December 31, 1998. The Company began testing its systems for compliance with the Year 2000 in 1997 and expects testing to be completed on its current systems by the middle of 1999. Although the Company believes that it will achieve Year 2000 compliance for its systems prior to January 1, 2000 without incurring significant additional costs, there can be no assurance that such compliance will be achieved or that it will be achieved without additional significant costs. If Year 2000 compliance cannot be confirmed subsequent to making the necessary modifications, the Company intends to seek other compliant systems for itself or to develop other contingency arrangements. To the extent that additional acquisitions are consummated, the Company will need to evaluate how the Year 2000 will impact its future acquirees.

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

Item 7A.  Quantitative and Qualitative Disclosures About Market Risk.

At December 31, 1998, the Company had approximately $13.8 million of long-term debt. Based upon the relative insignificance of long-term debt to the Company's financial position, the Company does not believe that it has significant exposure to the volatility of interest rates. Approximately 37% of the Company's revenues are earned outside of the United States, with the majority earned in the United Kingdom and the remainder earned largely in France and Germany. All foreign operations incur both income and expenses in their local currency, and accordingly, the Company does not believe it has significant economic exposure to fluctuations in foreign exchange rates. Because the Company is required to report its foreign operations as if they had been incurred in U.S. dollars, fluctuations in foreign exchange rates could have a detrimental impact on the reported financial results under Generally Accepted Accounting Principles. The Company does not currently engage in hedging or other market risk management tools.

Item 8.  Financial Statements and Supplementary Data


                                                                                                                    Page
                                                                                                                  -------
Snyder Communications, Inc.
Consolidated Financial Statements
Report of Independent Public Accountants......................................................................         25

Consolidated Balance Sheet as of December 31, 1998 and 1997...................................................         26

Consolidated Statement of Income, including unaudited pro forma data, for the
years ended December 31, 1998, 1997 and 1996..................................................................         27

Consolidated Statement of Equity and Comprehensive Income for the years
ended December 31, 1998, 1997 and 1996........................................................................         28

Consolidated Statement of Cash Flows for the years ended December 31, 1998,
1997 and 1996.................................................................................................         30

Notes to Consolidated Financial Statements....................................................................         32

Brann Holdings Limited
Report of Independent Accountants.............................................................................         54

American List Corporation
Report of Independent Certified Public Accountants............................................................         55


Report of Independent Public Accountants......................................................................         56

Financial Statement Schedule
Schedule II  Valuation and Qualifying Accounts................................................................         57

                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

To Snyder Communications, Inc.:

  We have audited the accompanying consolidated balance sheets of Snyder Communications, Inc. and subsidiaries (the "Company") as of December 31, 1998 and 1997, and the related consolidated statements of income, equity and comprehensive income and cash flows for each of the years in the three year period ended December 31, 1998. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits. We did not audit the 1996 financial statements of American List Corporation or Brann Holdings Limited included in the consolidated financial statements of the Company, which statements reflect revenues constituting 13% of the related consolidated total in 1996. These statements were audited by other auditors whose reports have been furnished to us, and our opinion expressed herein, insofar as it relates to the amounts included for American List Corporation or Brann Holdings Limited, is based solely upon the reports of the other auditors.

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

  In our opinion, based on our audits and the reports of the other auditors, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Snyder Communications, Inc. and subsidiaries as of December 31, 1998 and 1997, and the results of their operations and their cash flows for each of the years in the three year period ended December 31, 1998, in conformity with generally accepted accounting principles.

                                                Arthur Andersen LLP

Washington, D.C.
February 3, 1999

                          SNYDER COMMUNICATIONS, INC.

                           Consolidated Balance Sheet
                                 (in thousands)

                                                                                                        December 31,
                                                                                                ---------------------------
                                                                                                    1998           1997
                                                                                                ------------   ------------
                                                              ASSETS
                                                              ------
Current assets:
  Cash and equivalents........................................................................      $ 73,595       $ 89,829
  Marketable securities.......................................................................           612          2,348
  Accounts receivable, net of allowance for doubtful accounts of $10,002 and $7,817 at
   December 31, 1998 and 1997, respectively...................................................       122,422         97,696
  Receivables from pass-through costs.........................................................        86,015         77,221
  Related party receivables...................................................................           190          3,763
  Unbilled services...........................................................................        34,920         20,730
  Current portion of deferred tax asset.......................................................        19,546         12,013
  Other current assets........................................................................        21,929         18,932
                                                                                                ------------   ------------
          Total current assets................................................................       359,229        322,532
                                                                                                ------------   ------------
Property and equipment, net...................................................................        80,395         46,130
Goodwill and other intangible assets, net.....................................................       153,016         68,943
Deferred tax asset............................................................................        93,349          4,569
Deposits and other assets.....................................................................         9,671         10,172
                                                                                                ------------   ------------
          Total assets........................................................................      $695,660       $452,346
                                                                                                ============   ============

                                                      LIABILITIES AND EQUITY
                                                      ----------------------
Current liabilities:
  Lines of credit.............................................................................      $  2,023       $ 32,050
  Current maturities of long-term debt........................................................         1,085          2,615
  Accrued payroll.............................................................................        27,412         25,055
  Accounts payable............................................................................       120,333        105,154
  Accrued expenses............................................................................       126,321        101,572
  Client advances.............................................................................        13,718         12,675
  Unearned revenue............................................................................        22,981         30,127
                                                                                                ------------   ------------
          Total current liabilities...........................................................       313,873        309,248
                                                                                                ------------   ------------
Related party borrowings......................................................................         8,924          7,529
Long-term obligations under capital leases....................................................         1,750          1,860
Long-term debt, net of current maturities.....................................................         3,089          3,935
Other liabilities (including deferred income taxes of $3,329 at December 31, 1998)............         7,686          6,235
Commitments and contingencies
Redeemable ESOP stock, 88 and 147 shares outstanding at December 31, 1998 and 1997,
  respectively................................................................................         2,960          5,278
Equity:
  Preferred stock, $.001 par value per share, 5,000 shares authorized, none issued and
   outstanding at December 31, 1998 and 1997..................................................            --             --
   Common stock, $.001 par value per share, 400,000 and 120,000 shares authorized, 71,480 and
   67,950 shares issued and outstanding at December 31, 1998 and 1997, respectively...........            71             68
  Additional paid-in capital..................................................................       375,114        180,086
  Treasury stock, at cost, 1,053 shares at December 31, 1997..................................            --        (42,705)
  Accumulated other comprehensive income......................................................         1,829            640
  Retained deficit............................................................................       (19,636)       (19,828)
                                                                                                ------------   ------------
          Total equity........................................................................       357,378        118,261
                                                                                                ------------   ------------
          Total liabilities and equity........................................................      $695,660       $452,346
                                                                                                ============   ============

The accompanying notes are an integral part of this consolidated balance sheet.

                          SNYDER COMMUNICATIONS, INC.

                       Consolidated Statement of Income


                                                                                        For the Years Ended December 31,
                                                                                   ------------------------------------------
                                                                                       1998           1997           1996
                                                                                   ------------   ------------   ------------
                                                                                      (in thousands, except per share data)
Net revenues.....................................................................      $815,303       $612,039       $493,927
Operating expenses:
  Cost of services...............................................................       554,057        430,245        341,715
  Selling, general and administrative expenses...................................       144,361        126,159        103,665
  Compensation to stockholders...................................................         1,315         28,060         17,279
  ESOP expense...................................................................            --          5,411          6,553
  Recapitalization costs.........................................................            --          1,889             --
  Acquisition and related costs..................................................        65,863         39,430             --
                                                                                   ------------   ------------   ------------
Income (loss) from operations....................................................        49,707        (19,155)        24,715
Interest expense, including amounts to related parties of $555, $1,669 and
 $2,734 in 1998, 1997 and 1996, respectively.....................................        (4,068)        (4,795)        (6,076)
Investment income................................................................         5,488          3,512          3,167
                                                                                   ------------   ------------   ------------
Income (loss) from continuing operations before income taxes.....................        51,127        (20,438)        21,806
Income tax provision.............................................................       (28,321)        (4,916)        (6,242)
                                                                                   ------------   ------------   ------------
Income (loss) from continuing operations.........................................        22,806        (25,354)        15,564
Loss from discontinued operations................................................            --         (1,507)        (1,498)
                                                                                   ------------   ------------   ------------
Income (loss) before extraordinary item..........................................        22,806        (26,861)        14,066
Extraordinary item, less applicable income taxes of $806.........................            --             --         (1,216)
                                                                                   ------------   ------------   ------------
          Net income (loss)......................................................      $ 22,806       $(26,861)      $ 12,850
                                                                                   ============   ============   ============
Historical net income (loss) per share:
  Basic net income (loss) per share
     Income (loss) from continuing operations....................................      $   0.33       $  (0.40)      $   0.26
                                                                                   ============   ============   ============
     Net income (loss)...........................................................      $   0.33       $  (0.42)      $   0.22
                                                                                   ============   ============   ============
  Diluted net income (loss) per share
     Income (loss) from continuing operations....................................      $   0.32       $  (0.40)      $   0.26
                                                                                   ============   ============   ============
     Net income (loss)...........................................................      $   0.32       $  (0.42)      $   0.21
                                                                                   ============   ============   ============
Pro forma net income (loss) per share (unaudited) (Note 3):
  Basic net income (loss) per share
     Income (loss) from continuing operations....................................      $   0.29       $  (0.47)      $   0.15
                                                                                   ============   ============   ============
     Net income (loss)...........................................................      $   0.29       $  (0.48)      $   0.11
                                                                                   ============   ============   ============
  Diluted net income (loss) per share
     Income (loss) from continuing operations....................................      $   0.28       $  (0.47)      $   0.14
                                                                                   ============   ============   ============
     Net income (loss)...........................................................      $   0.28       $  (0.48)      $   0.11
                                                                                   ============   ============   ============

    The accompanying notes are an integral part of this consolidated income statement.

                          SNYDER COMMUNICATIONS, INC.

           Consolidated Statement of Equity and Comprehensive Income


                                                                                                             Retained
                                                         Common Stock   Common Stock      Additional         Earnings
                                                            Shares        Par Value    Paid-in Capital      (Deficit)
                                                         -------------  -------------  ----------------  ----------------
                                                                       (in thousands, except share data)
Balance, December 31, 1995, as previously restated for
 poolings..............................................    31,896,000            $32          $ 15,857          $ 28,987

  Distributions and dividends..........................            --             --                --           (27,735)
  Net proceeds from stock issuances....................     4,747,000              5            59,662                --
  Exercise of stock options and subsidiary stock
   appreciation rights.................................        63,000             --             1,005                --
  Foreign currency translation adjustment..............            --             --                --                --
  Unrealized loss on marketable securities.............            --             --                --                --
  Purchases and retirements of treasury stock..........    (1,727,000)            (2)           (2,777)             (124)
  Reissuance of treasury stock.........................            --             --                95                --
  Release of ESOP shares...............................            --             --             2,429              (538)
  Reclassification of redeemable ESOP stock............            --             --            (2,183)               --
  Reorganization.......................................    28,959,000             29           (15,558)            7,630
  Capital contribution acquired subsidiary.............            --             --               469                --
  Net income...........................................            --             --                --            10,687
  Comprehensive income.................................
                                                         -------------  -------------  ----------------  ----------------
Balance, December 31, 1996.............................    63,938,000             64            58,999            18,907
  Distributions and dividends..........................            --             --                --            (8,968)
  Net proceeds from stock issuances....................     1,850,000              2            42,711                --
  Exercise of stock options and subsidiary stock
   appreciation rights.................................     1,789,000              2            39,179                --
  Issuance of shares for purchase of subsidiaries......       644,000              1            14,013                --
  Foreign currency translation adjustment..............            --             --                --                --
  Unrealized gain on marketable securities.............            --             --                --                --
  Purchases and retirements of treasury stock..........      (740,000)            (1)           (4,241)             (151)
  Reissuance of treasury stock.........................       105,000             --             3,950                --
  Release of ESOP shares...............................            --             --             1,971                --
  Reclassification of redeemable ESOP stock............            --             --            (2,826)               --
  Recapitalization of certain subsidiaries acquired in
   1998................................................       364,000             --            20,827            (1,250)
  Capital contribution  acquired subsidiary............            --             --             5,503                --
  Net loss.............................................            --             --                --           (26,861)
  Impact from differing fiscal year end (Note 1).......            --             --                --            (1,505)
  Comprehensive loss...................................
                                                         -------------  -------------  ----------------  ----------------
                                                             Limited
                                                            Partners'         Unearned ESOP
                                                             Deficit          Compensation      Treasury Stock
                                                        -----------------  -------------------  ---------------
                                                                     (in thousands, except share data)
Balance, December 31, 1995, as previously restated for
 poolings..............................................          $(1,450)             $(4,324)        $ (3,585)

  Distributions and dividends..........................           (8,612)                  --               --
  Net proceeds from stock issuances....................               --                   --               --
  Exercise of stock options and subsidiary stock
   appreciation rights.................................               --                   --               --
  Foreign currency translation adjustment..............               --                   --               --
  Unrealized loss on marketable securities.............               --                   --               --
  Purchases and retirements of treasury stock..........               --                   --           (6,433)
  Reissuance of treasury stock.........................               --                   --              475
  Release of ESOP shares...............................               --                2,758               --
  Reclassification of redeemable ESOP stock............               --                   --               --
  Reorganization.......................................            7,899                   --               --
  Capital contribution  acquired subsidiary............               --                   --               --
  Net income...........................................            2,163                   --               --
  Comprehensive income.................................
                                                        -----------------  -------------------  ---------------
Balance, December 31, 1996.............................               --               (1,566)          (9,543)
  Distributions and dividends..........................               --                   --               --
  Net proceeds from stock issuances....................               --                   --               --
  Exercise of stock options and subsidiary stock
   appreciation rights.................................               --                   --               --
  Issuance of shares for purchase of subsidiaries......               --                   --               --
  Foreign currency translation adjustment..............               --                   --               --
  Unrealized gain on marketable securities.............               --                   --               --
  Purchases and retirements of treasury stock..........               --                   --            3,011
  Reissuance of treasury stock.........................               --                   --              947
  Release of ESOP shares...............................               --                1,566               --
  Reclassification of redeemable ESOP stock............               --                   --               --
  Recapitalization of certain subsidiaries acquired in
   1998................................................               --                   --          (37,120)
  Capital contribution acquired subsidiary.............               --                   --               --
  Net loss.............................................               --                   --               --
  Impact from differing fiscal year end (Note 1).......               --                   --               --
  Comprehensive loss...................................
                                                        -----------------  -------------------  ---------------
                                                            Accumulated Other
                                                               Comprehensive             Comprehensive
                                                                  Income        Total        Income
                                                           -----------------  ---------- -------------
                                                                (in thousands, except share data)
Balance, December 31, 1995, as previously restated for
 poolings..............................................              $  527   $ 36,044         --

  Distributions and dividends..........................                  --    (36,347)        --
  Net proceeds from stock issuances....................                  --     59,667         --
  Exercise of stock options and subsidiary stock
   appreciation rights.................................                  --      1,005         --
  Foreign currency translation adjustment..............               (154)       (154)      (154)
  Unrealized loss on marketable securities.............               (111)       (111)      (111)
  Purchases and retirements of treasury stock..........                  --     (9,336)        --
  Reissuance of treasury stock.........................                  --        570         --
  Release of ESOP shares...............................                  --      4,649         --
  Reclassification of redeemable ESOP stock............                  --     (2,183)        --
  Reorganization.......................................                  --         --         --
  Capital contribution  acquired subsidiary............                  --        469         --
  Net income...........................................                  --     12,850     12,850
                                                                                         ---------
  Comprehensive income.................................                                  $ 12,585
                                                                 -----------  ---------- =========
Balance, December 31, 1996.............................                 262     67,123         --
  Distributions and dividends..........................                  --     (8,968)        --
  Net proceeds from stock issuances....................                  --     42,713         --
  Exercise of stock options and subsidiary stock
   appreciation rights.................................                  --     39,181         --
  Issuance of shares for purchase of subsidiaries......                  --     14,014         --
  Foreign currency translation adjustment..............                 356        356        356
  Unrealized gain on marketable securities.............                  22         22         22
  Purchases and retirements of treasury stock..........                  --     (1,382)        --
  Reissuance of treasury stock.........................                  --      4,897         --
  Release of ESOP shares...............................                  --      3,537         --
  Reclassification of redeemable ESOP stock............                  --     (2,826)        --
  Recapitalization of certain subsidiaries acquired in
   1998................................................                  --    (17,543)        --
  Capital contribution  acquired subsidiary............                  --      5,503         --
  Net loss.............................................                  --    (26,861)   (26,861)
  Impact from differing fiscal year end (Note 1).......                  --     (1,505)        --
                                                                                         ---------
  Comprehensive loss...................................                                  $(26,483)
                                                                 -----------  ---------- =========

 The accompanying notes are an integral part of this consolidated statement of equity and comprehensive income.

                                                                                                             Retained
                                                         Common Stock   Common Stock      Additional         Earnings
                                                            Shares        Par Value    Paid-in Capital      (Deficit)
                                                         -------------  -------------  ----------------  ----------------
                                                                       (in thousands, except share data)
Balance, December 31, 1997.............................    67,950,000             68           180,086           (19,828)
  Distributions and dividends..........................            --             --                --            (7,316)
  Net proceeds from secondary stock issuances..........       500,000             --            17,329                --
  Exercise of stock options and subsidiary stock
   appreciation rights.................................     1,094,000              1            32,259                --
  Issuance of shares for purchase of subsidiaries and
   property............................................     1,906,000              2            59,665                --
  Foreign currency translation adjustment..............            --             --                --                --
  Unrealized loss on marketable securities.............            --             --                --                --
  Purchases and retirements of treasury stock..........    (1,152,000)            (1)           (2,471)          (17,617)
  Reissuance of treasury stock.........................     1,064,000              1             7,065                --
  Reclassification of redeemable ESOP stock............            --             --                --             2,319
  Tax benefit from taxable merger transactions.........            --             --            76,927                --
  Issuance of warrants by acquired subsidiary..........            --             --               219                --
  Compensation on shares and options issued by
   acquired subsidiaries...............................       118,000             --             4,035                --
  Net income...........................................            --             --                --            22,806
  Comprehensive income.................................
                                                         -------------  -------------  ----------------  ----------------
Balance, December 31, 1998.............................    71,480,000            $71          $375,114          $(19,636)
                                                         =============  =============  ================  ================
                                                             Limited
                                                            Partners'         Unearned ESOP
                                                             Deficit          Compensation      Treasury Stock
                                                        -----------------  -------------------  ---------------
                                                                     (in thousands, except share data)
Balance, December 31, 1997.............................               --                   --          (42,705)
  Distributions and dividends..........................               --                   --               --
  Net proceeds from secondary stock issuances..........               --                   --               --
  Exercise of stock options and subsidiary stock
   appreciation rights.................................               --                   --               19
  Issuance of shares for purchase of subsidiaries and
   property............................................               --                   --               --
  Foreign currency translation adjustment..............               --                   --               --
  Unrealized loss on marketable securities.............               --                   --               --
  Purchases and retirements of treasury stock..........               --                   --           14,742
  Reissuance of treasury stock.........................               --                   --           27,944
  Reclassification of redeemable ESOP stock............               --                   --               --
  Tax benefit from taxable merger transactions.........               --                   --               --
  Issuance of warrants by acquired subsidiary..........               --                   --               --
  Compensation on shares and options issued by
   acquired subsidiaries...............................               --                   --               --
  Net income...........................................               --                   --               --
  Comprehensive income.................................
                                                        -----------------  -------------------  ---------------
Balance, December 31, 1998.............................  $        --       $        --          $         --
                                                        =================  ===================  ===============
                                                            Accumulated Other
                                                               Comprehensive             Comprehensive
                                                                  Income        Total        Income
                                                           -----------------  ---------- -------------
                                                                (in thousands, except share data)
Balance, December 31, 1997.............................                 640    118,261         --
  Distributions and dividends..........................                  --     (7,316)        --
  Net proceeds from secondary stock issuances..........                  --     17,329         --
  Exercise of stock options and subsidiary stock
   appreciation rights.................................                  --     32,279         --
  Issuance of shares for purchase of subsidiaries and
   property............................................                  --     59,667         --
  Foreign currency translation adjustment..............               1,242      1,242      1,242
  Unrealized loss on marketable securities.............                (53)        (53)       (53)
  Purchases and retirements of treasury stock..........                  --     (5,347)        --
  Reissuance of treasury stock.........................                  --     35,010         --
  Reclassification of redeemable ESOP stock............                  --      2,319         --
  Tax benefit from taxable merger transactions.........                  --     76,927         --
  Issuance of warrants by acquired subsidiary..........                  --        219         --
  Compensation on shares and options issued by
   acquired subsidiaries...............................                  --      4,035         --
  Net income...........................................                  --     22,806     22,806
                                                                                         ---------
  Comprehensive income.................................                                  $ 23,995
                                                                 -----------  ---------- =========
Balance, December 31, 1998.............................              $1,829   $357,378
                                                                 ===========  ==========

 The accompanying notes are an integral part of this consolidated statement of equity and comprehensive income.

                         SNYDER COMMUNICATIONS, INC.

                     Consolidated Statement of Cash Flows

                                                                                                  For the Years Ended December 31,
                                                                                                 ----------------------------------
                                                                                                    1998        1997         1996
                                                                                                 ----------  -----------  ---------
                                                                                                           (in thousands)
Cash flows from operating activities:
  Net income (loss).............................................................................  $ 22,806    $ (26,861)   $ 12,850
  Adjustments to reconcile net income (loss) to net cash provided by operating activities:
     Depreciation and amortization..............................................................    22,886       15,684      14,049
     Loss on repayment of subordinated debt.....................................................        --           --       2,021
     Noncash charge from accelerated vesting of acquired subsidiary options.....................     4,035        9,097          --
     Noncash ESOP expense.......................................................................        --        4,851       5,282
     Deferred taxes.............................................................................   (13,328)     (11,415)     (3,170)
     Loss on disposal of assets.................................................................       751        3,382         861
     Other noncash amounts......................................................................       117        1,180       1,814
  Changes in assets and liabilities:
     Accounts receivable, net...................................................................    (2,473)     (33,341)     (6,086)
     Receivables from pass-through costs........................................................    (8,794)     (11,592)    (28,998)
     Related party receivables..................................................................     3,573         (120)       (494)
     Unbilled services..........................................................................   (13,256)      (6,256)     (5,309)
     Deposits and other assets..................................................................     1,941           (1)       (343)
     Other current assets.......................................................................    (2,516)       3,462      (1,424)
     Accrued payroll, accounts payable and accrued expenses.....................................    19,888       67,387      39,746
     Client advances............................................................................      (665)          --          --
     Unearned revenue...........................................................................   (10,422)       7,238       5,268
     Impact from differing fiscal year ends.....................................................        --       (2,761)         --
                                                                                                 ----------  -----------  ---------
          Net cash provided by operating activities.............................................    24,543       19,934      36,067
                                                                                                 ----------  -----------  ---------
Cash flows from investing activities:
  Purchase of subsidiaries, net of cash acquired................................................   (18,711)     (22,066)         --
  Purchase of property and equipment............................................................   (40,570)     (20,862)    (12,711)
  Proceeds from sale of equipment...............................................................       787          234         320
  Net sales of marketable securities............................................................     1,837        8,081       1,893
  Purchase of intangible assets.................................................................    (1,493)      (5,088)     (2,845)
  Note and net advances to stockholders of acquired subsidiaries................................    (1,940)       1,467          30
  Impact from differing fiscal year ends........................................................        --         (446)         --
                                                                                                 ----------  -----------  ---------
          Net cash used in investing activities.................................................   (60,090)     (38,680)    (13,313)
                                                                                                 ----------  -----------  ---------

Cash flows from financing activities:
  Repayment of long-term notes payable to limited partners and others...........................    (2,197)     (31,090)     (3,483)
  Proceeds from issuance of subordinated debentures due to related parties......................        --          425         294
  Repayment of subordinated debentures due to related parties...................................        --           --      (6,900)
  Debt issuance costs...........................................................................        --           --         (25)
 Distributions and dividends...................................................................     (6,161)     (10,589)    (31,872)
  Proceeds (repayment) from long-term debt......................................................    (8,860)       5,372       1,516
  Proceeds from mandatorily redeemable preferred stock..........................................        --           --       3,238
  Redemption of mandatorily redeemable preferred stock..........................................        --       (8,330)         --
  Net borrowings (repayments) on lines of credit................................................   (30,302)      19,297      (4,306)
  Payments on capital lease obligations.........................................................    (2,091)      (2,115)     (1,124)
  Proceeds from exercise of options.............................................................    21,053       25,128         425
  Proceeds from stock issuances.................................................................    52,339       43,250      60,532
  Purchase and retirement of treasury stock.....................................................    (5,347)      (1,382)     (6,741)
  Redemption/issuance of stock in connection with recapitalization of acquired subsidiary.......        --      (16,769)         --
  Loans provided by related parties.............................................................        --       10,000          --
  Payment of related party loans................................................................        --      (10,000)         --
  Capital contribution  acquired subsidiary.....................................................        --        5,503          --
  Impact from differing fiscal year ends........................................................        --        3,704          --
                                                                                                 ----------  -----------  ---------

          Net cash provided by financing activities.............................................    18,434       32,404      11,554
                                                                                                 ----------  -----------  ---------
Effect of exchange rate changes.................................................................       879          206       1,171
Net (decrease) increase in cash and equivalents.................................................   (16,234)      13,864      35,479
Cash and equivalents, beginning of period.......................................................    89,829       75,965      40,486
                                                                                                 ----------  -----------  ---------
Cash and equivalents, end of period.............................................................  $ 73,595     $ 89,829    $ 75,965
                                                                                                 ==========  ===========  =========


 The accompanying notes are an integral part of this consolidated statement of cash flows.

                                                                                                  For the Years Ended December 31,
                                                                                                 ----------------------------------
                                                                                                    1998        1997         1996
                                                                                                 ----------  -----------  ---------

                                                                                                           (in thousands)
Disclosure of cash flow information:
  Cash paid for interest including dividends on mandatorily redeemable preferred stock..........  $  2,681     $  2,667    $  4,066
  Cash paid for income taxes....................................................................    13,811        7,726       8,276
Disclosure of noncash activities:
  Equipment purchased under capital leases......................................................     1,693          817       3,610
  Distribution of note receivable from stockholder to SMS stockholders..........................        --           --       2,725
  Issuance of shares of common stock for purchase of subsidiaries...............................    54,443       13,320          --
  Issuance of note for purchase of treasury stock...............................................        --          215       2,595
  Redemption of common stock in exchange for note payable.......................................        --          457          --
  Distribution of non-operating assets and distribution payable by subsidiary...................     1,154           --          --
  Issuance of common stock related to stock appreciation rights.................................     3,484           --          --
  Tax benefit from exercise of stock options....................................................     7,742        5,312          99
  Issuance of common stock for conversion of subsidiary debt....................................     1,741           --          --
  Acquisition of property and assumption of debt for common stock...............................     3,483           --          --
  Issuance of notes for purchase of subsidiary..................................................     5,242           --          --
  Tax benefit from taxable merger transactions..................................................    76,927           --          --

 The accompanying notes are an integral part of this consolidated statement of cash flows.

                          SNYDER COMMUNICATIONS, INC.

                   Notes to Consolidated Financial Statements


1. Organization, Basis of Presentation and Business:

Organization

  On October 19, 1988, Collegiate Marketing and Communications, Inc., a Delaware corporation (the "General Partner"), and a Delaware limited partnership beneficially owned by Mortimer B. Zuckerman and Fred Drasner (the "Original Limited Partner") entered into a partnership agreement (the "Partnership Agreement") under the name Collegiate Marketing and Communications, L.P. (the "Partnership"). On September 1, 1989, the name of the Partnership was changed to Snyder Communications, L.P., and the name of the General Partner was changed to Snyder Communications, Inc. On May 18, 1995, the Partnership Agreement was amended to admit several new limited partners into the Partnership. On June 25, 1996, the name of the General Partner was changed to Snyder Marketing Services, Inc. ("SMS").

  Snyder Communications, Inc., a Delaware corporation, was incorporated on June 25, 1996, to continue the business operations of the Partnership. Snyder Communications, Inc., in conjunction with all of the existing partners in the Partnership, reorganized on September 24, 1996 (the "Reorganization"), upon the effectiveness of the initial public offering of its common stock.

  Prior to the Reorganization, SMS owned 63.85% of the Partnership, and the limited partners owned the remaining 36.15%. The Reorganization resulted in the stockholders of SMS exchanging 100% of their SMS stock for stock of Snyder Communications, Inc., simultaneously with the limited partners exchanging their limited partnership interests in the Partnership for common stock of Snyder Communications, Inc. After consummation of the Reorganization, Snyder Communications, Inc. owned 100% of the stock of SMS and, directly and indirectly (through its ownership of SMS), 100% of the interests in the Partnership. In connection with the Reorganization, 29,458,400 shares of common stock were issued to the stockholders of Snyder Communications, Inc. ("SNC"). Because of the continuity of ownership, the Reorganization was accounted for by combining the assets, liabilities and operations of SMS, the Partnership and Snyder Communications, Inc., at their historical cost basis.


Basis of Presentation

  Throughout 1998 and 1997, SNC completed acquisitions that were accounted for as poolings of interests for financial reporting purposes. The accompanying consolidated financial statements have been retroactively restated to reflect the pooling of interests transactions. During 1998 and 1997, the Company (as defined herein) also made several acquisitions that have been accounted for as purchase business combinations. The companies with which SNC has entered into mergers accounted for as poolings of interests for financial reporting purposes will be collectively referred to as the "Pooled Entities," and their mergers will be referred to herein as the "Acquisitions." The accompanying consolidated financial statements have been retroactively restated to reflect the combined financial position and combined results of operations and cash flows of SNC and the Pooled Entities, after elimination of all significant intercompany transactions, for all periods presented, giving effect to the Acquisitions as if they had occurred at the beginning of the earliest period presented (the combined entity will be referred to hereafter as the "Company"). Prior to its merger with SNC in July 1997, American List Corporation utilized a February 28 fiscal year end. Concurrent with the merger, American List Corporation changed its fiscal year end to December 31. The accompanying consolidated statements of income, equity and comprehensive income and cash flows for the year ended December 31, 1996 reflect the combination of the American List Corporation statements of

                          SNYDER COMMUNICATIONS, INC.

  income, equity and comprehensive income and cash flows for the year ended February 28, 1997. Certain amounts previously presented have been reclassified to conform to the December 31, 1998 presentation. The consolidated balance sheets for all periods presented give effect to the conversion of the shares of the Pooled Entities' common stock into 31,018,532 shares of SNC common stock.

Business

  The Company provides fully integrated marketing solutions for its clients and characterizes its service offerings into three types: direct services, healthcare services and creative services. The Company's operations are conducted throughout the United States ("U.S."), the United Kingdom ("U.K."), France, Germany, Ireland, the Netherlands and Hungary.

  The direct services offered by the Company are marketing and sales solutions designed to directly reach certain, sometimes targeted, consumer groups. The programs offered within direct services focus on stimulating and creating brand awareness as well as acquiring and retaining customers. The specific services offered within direct services include strategic planning and design, WallBoard(R) and other information displays, proprietary sampling programs and publications, face-to-face field sales, teleservices, database mailings, interactive services, and return-on-investment evaluation. During 1998 and 1997, the Company issued 5,655,730 and 10,414,885 shares, respectively, in pooling of interests transactions with companies that provide direct services. These transactions include the acquisitions of Brann Holdings Limited ("Brann"), Blau Marketing Technologies, Inc. ("Blau"), Response Marketing Group, LLC ("RMG"), Bounty Group Holdings Limited ("Bounty"), Sampling Corporation of America ("SCA"), American List Corporation ("American List"), Echo Marketing, Inc. ("Echo") and National Sales Services, Inc. ("NRS"). Brann's operations are conducted throughout the U.K. and consist primarily of planning, creating and delivering direct response marketing communications; marketing systems design and consultancy; print production services; and telephone and response management services for companies involved in direct marketing and selling. Blau's operations are conducted throughout the U.S. and consist primarily of strategic consulting and design; program creation and implementation; consumer database management; response tracking and analysis; and production management. RMG's operations are also conducted throughout the U.S. and consist primarily of database and analytical services; strategic consulting and design; and marketing campaign management. Brann, Blau and RMG all provide a broad range of services and full-scale direct marketing and sales solutions. The services offered by Bounty, SCA, American List and NRS are more focused and consist primarily of product sampling at Bounty and SCA, data mining at American List and field marketing at NRS. Bounty provides targeted product sampling and proprietary publications to expectant mothers, new mothers and parents of toddlers in the U.K. and Ireland. SCA distributes product samples and proprietary publications on behalf of consumer packaged goods manufacturers in the U.S. through primary and secondary schools, daycare centers, colleges and immigrant organizations. American List develops, maintains and markets databases of high school, college and pre-school through junior high school students in the U.S. NRS provides marketing and merchandising services for its clients throughout the U.S., and its services include reporting and data analysis, consulting, distribution and in-store merchandising.

  The healthcare services offered by the Company are designed to establish and monitor marketing plans as well as to provide face-to-face interaction with physicians and other healthcare providers. Healthcare services consist primarily of pharmaceutical detailing and sales force training, but also include educational communications as well as establishing marketing plans, targeting specific markets and evaluating sales performance. During 1998 and 1997, the Company issued 7,340,236 and 4,035,184 shares, respectively, in pooling of interests transactions with companies that provide healthcare services. These transactions include the acquisitions of MMD, Inc. ("MMD"), GEM Communications, Inc. ("GEM"), Rapid Deployment Group Limited ("RDL"), PharmFlex, Inc. ("PharmFlex"), Health Products Research, Inc. ("HPR"), Publimed Promotions S.A. ("Publimed"), Clinical Communications Group, Inc. ("Clinical") and MKM Marketinginstitut GmbH ("MKM").

                          SNYDER COMMUNICATIONS, INC.

  The Company acquired Halliday Jones Sales Ltd. ("HJ") in a purchase transaction in 1997, as well as Healthcare Promotions, LLC ("HCP") and CLI Pharma S.A. ("CLI Pharma") in purchase transactions in 1998. MMD, RDL, HJ, PharmFlex, HCP, Publimed, CLI Pharma and MKM all market medical products for pharmaceutical companies utilizing technically trained sales representatives. MMD, PharmFlex and HCP all operated throughout the U.S., and their operations have been combined into Snyder Healthcare Sales U.S. RDL and HJ both operated primarily in the U.K., but RDL also had operations in Hungary. RDL and HJ have been combined into Snyder Healthcare Services U.K. Publimed and CLI Pharma both operated in France, and their operations have been combined into Snyder Healthcare Services France. MKM continues to operate as such in Germany. GEM and Clinical provided a complete range of healthcare communication services with specialties in educational research, marketing and publishing for the pharmaceutical industry. The operations of GEM and Clinical have been combined into Snyder Healthcare Communications. HPR provides strategic and tactical sales force market planning and evaluation services to leading pharmaceutical and medical device manufacturers. HPR's services include sales and marketing resource allocation, sales force planning and the integration and evaluation of sales and marketing promotions.

  The creative services offered by the Company were established with the acquisition of Arnold Communications, Inc. ("Arnold") in the U.S. and expanded with the acquisition of BDDH Group Plc ("BDDH") in the U.K. Creative services are designed to provide customized advertising for clients and include advertising, creative design, public relations, media placement and interactive services. During 1998, the Company issued 3,572,497 shares in pooling of interests transactions with Arnold and BDDH.

  The following details revenues and net income (loss) for each of the years ended December 31, 1998, 1997 and 1996 of SNC and the Pooled Entities through the dates of their respective Acquisitions:

                         For the Years Ended December 31,
                        ----------------------------------
                          1998        1997         1996
                        --------     --------     --------
                                   (in thousands)
Revenues:
  SNC.................  $673,011     $220,907     $ 82,840
  Pooled Entities.....   142,292      391,132      411,087
                        --------     --------     --------
                        $815,303     $612,039     $493,927
                        ========     ========     ========
Net income (loss):
  SNC.................  $ 38,139     $  7,576     $  6,977
  Pooled Entities.....   (15,333)     (34,437)       5,873
                        --------     --------     --------
                        $ 22,806     $(26,861)    $ 12,850
                        ========     ========     ========

Unaudited Pro Forma Information

  During the year ended December 31, 1998, the Company recorded $67.2 million of nonrecurring costs, consisting of acquisition and related costs and compensation to stockholders. Consolidated net income adjusted to exclude nonrecurring acquisition and related costs and compensation to stockholders was $73.3 million for the year ended December 31, 1998.

  During the year ended December 31, 1997, the Company recorded $76.3 million of nonrecurring costs, consisting of acquisition and related costs, ESOP expense, recapitalization costs, compensation to stockholders and discontinued operations. Consolidated net income adjusted to exclude nonrecurring acquisition and related costs, ESOP expense, recapitalization costs, compensation to stockholders and discontinued operations was $31.0 million for the year ended December 31, 1997.

  During the year ended December 31, 1996, the Company recorded $27.4 million of nonrecurring costs, consisting of ESOP expense, compensation to stockholders, discontinued operations and the net extraordinary loss. Consolidated net income adjusted to exclude ESOP expense, compensation to

                          SNYDER COMMUNICATIONS, INC.

  stockholders, discontinued operations and an extraordinary loss was $25.2 million for the year ended December 31, 1996.

  During 1998, the Company completed purchase business combinations, including CLI Pharma (March 25, 1998) and HCP (February 13, 1998), for total consideration paid of approximately $91.6 million (1,376,099 shares of common stock and $16.9 million in net cash). Based upon an allocation of purchase consideration, these purchase business combinations have resulted in additional goodwill of approximately $85.7 million. During 1997, the Company completed the acquisition of HJ, and the total consideration paid, including the repayment of assumed debt immediately following the closing, was $19.4 million and consisted of 425,478 shares of common stock and $7.4 million in cash. The following table presents pro forma financial information as if the Company's 1998 purchases of HCP and CLI Pharma and 1997 purchase of HJ had been consummated at the beginning of each of the periods presented and all of the Company's operations had been taxed as a C corporation.



                                                                      For the Years Ended
                                                                         December 31,
                                                                   --------------------------
                                                                       1998          1997
                                                                   ------------  ------------
                                                                          (unaudited)
                                                                   (in thousands, except per
                                                                          share data)
Pro forma revenues...............................................      $825,365      $672,182
Pro forma income (loss) from continuing operations...............        20,235       (27,583)
Pro forma net income (loss)......................................        20,235       (28,483)
Pro forma basic net income (loss) per share......................          0.29         (0.44)
Pro forma diluted net income (loss) per share....................          0.28         (0.44)

  The pro forma income from continuing operations and the pro forma net income for the year ended December 31, 1998 include $67.2 million of nonrecurring acquisition and related costs and compensation to stockholders that were recorded in conjunction with the consummation of the Company's mergers with the Pooled Entities. Pro forma net income, adjusted to exclude nonrecurring acquisition and related costs and compensation to stockholders, was $73.4 million. Pro forma basic and diluted net income per share for the same period were $1.05 and $1.02, respectively.

  The pro forma loss from continuing operations and the pro forma net loss for the year ended December 31, 1997, include $76.3 million of nonrecurring acquisition and related costs, ESOP expense, recapitalization costs, compensation to stockholders and discontinued operations that were recorded by Pooled Entities prior to their acquisitions by the Company. Pro forma net income, adjusted to exclude nonrecurring acquisition and related costs, ESOP expense, recapitalization costs, compensation to stockholders and discontinued operations, was $33.3 million. Pro forma basic and diluted net income per share for the same period were $0.51 and $0.50, respectively.

  The Company's other purchase business combinations are immaterial to the consolidated financial statements.


Business Considerations

  There are important risks associated with the Company's business and financial results. These risks include (i) the Company's reliance on significant clients; however, no one client represented greater than 6% of its 1998 revenues (see Note 2); (ii) the Company's ability to sustain and manage future growth; (iii) the Company's ability to manage and successfully integrate the businesses it has acquired and may acquire in the future; (iv) the Company's ability to successfully manage its international operations; (v) the potential adverse effects of fluctuations in foreign exchange rates; (vi) the Company's dependence on industry trends toward outsourcing of marketing services; (vii) the risks associated with the Company's reliance on technology and the risk of business interruption resulting from a temporary or permanent loss of such technology; (viii) the entrance of new competitors with

                          SNYDER COMMUNICATIONS, INC.

  greater resources than the Company; (ix) the Company's ability to recruit and retain qualified personnel; and (x) the dependence of the Company's success on its executive officers and other key employees, in particular, its Chairman of the Board of Directors and Chief Executive Officer.


2. Significant Client:

  The Company had one client that represented 10.3% and 10.2% of the Company's total revenues for the years ended December 31, 1997 and 1996, respectively. For the year ended December 31, 1998, no single client represented greater than 6% of revenue.


3. Summary of Significant Accounting Policies:

Cash and Equivalents

  Cash and equivalents are comprised principally of amounts in operating accounts, money market investments and other short-term instruments, stated at cost, which approximates market value, with original maturities of three months or less.


Marketable Securities

  The Company's investments are classified into two categories. Those securities classified as "available-for-sale" are reported at market value. Debt securities consisting of state and municipal bonds are classified as "held-to-maturity" and are reported at amortized cost. Cost is determined using the specific identification method. Unrealized gains and losses from securities "available-for-sale" are reported as a separate component of equity and comprehensive income.


Receivables From Pass-Through Costs

  Receivables from pass-through costs relate to services purchased from third parties, on behalf of clients, for which no revenue is recorded.


Property and Equipment

  Property and equipment is stated at cost. The Company depreciates furniture, fixtures and office and telephone equipment on a straight-line basis over three to ten years; computer equipment over two to four years and buildings over forty years. Leasehold improvements are amortized on a straight-line basis over the shorter of the term of the lease or the estimated useful lives of the improvements.

  When assets are retired or sold, the cost and related accumulated depreciation and amortization are removed from the accounts, and any gain or loss is reflected in income.


Revenue Recognition

  Direct Services--The Company performs marketing and sales communications services on behalf of its clients, including database management, interactive services, creative design, direct response marketing, WallBoard(R) information displays, sampling programs, print production, field sales and teleservices. Revenues are recognized as services are rendered in accordance with the terms of the contracts. Certain of these contracts provide for payments based on accepted customers and the type

                          SNYDER COMMUNICATIONS, INC.

  of service purchased by the customer. Revenues related to these sales are recognized on the date the application for service is accepted by the Company's clients. At this point, the Company has no further performance obligation related to the submitted customer and is contractually entitled to payment. Certain of the contracts include postage and other pass-through costs incurred by the Company on behalf of its clients. For these contracts, the Company records as revenue the net billings to its clients. For WallBoard(R) and sampling programs, unearned revenue is recorded for billings prior to the earning of such revenue. Revenues from the sale of lists are recognized upon the shipment to customers of lists on computerized labels, magnetic tape or computer diskettes for a one-time usage. Additional billings are made by the Company for additional usage by the customers.

  Healthcare Services--On pharmaceutical detailing contracts, the Company recognizes revenue and associated costs when services have been performed by account executives. On educational marketing programs the Company recognizes revenues and associated costs as services are performed on behalf of clients. Unbilled services represent revenues earned on contracts but billed in a subsequent accounting period.

  Creative Services--The Company provides advertising, creative design, public relations, media placement, and interactive services to its clients. Revenue is recognized as services are rendered. Certain of the contracts include media, postage and other pass-through costs purchased by the Company on behalf of its clients. For these contracts, the Company records as revenue the net billings to its clients.


Goodwill and Other Intangible Assets

  Goodwill equal to the fair value of consideration paid in excess of the fair value of net assets purchased has been recorded in conjunction with several of the Company's purchase business combinations and is being amortized on a straight-line basis over periods of seven to thirty years.

  The costs of customer lists that were acquired in conjunction with certain of the Company's purchase business combinations are amortized on a straight-line basis over seven years. The contractual covenant and the marketing rights are amortized over the term of the related agreements, which are four and ten to fifteen years, respectively.

  Costs of purchased lists are amortized on a straight-line basis over their estimated useful lives, generally one to five years. The Company determines the useful lives of its lists based upon the estimated period of time such lists are marketable. The Company periodically reviews the marketability of its lists and, accordingly, their respective estimated useful lives.

  The costs of licenses to use, reproduce and distribute lists and market pharmaceutical products are amortized on a straight-line basis over the term of the related license agreement.

  When conditions or events occur that management believes might indicate that the goodwill or any other intangible asset is impaired, an analysis of estimated future undiscounted cash flows is undertaken to determine if any write down in the carrying value of the asset is required.


Income Taxes

  Prior to their merger with SNC, certain of the U.S. based Pooled Entities were treated as S corporations or Limited Liability Companies for income tax purposes. Accordingly, no provision for federal or state income taxes, except in certain states that do not recognize S Corporations or Limited Liability Companies, has been made for these entities through the date of their mergers with SNC in the accompanying consolidated financial statements.

                          SNYDER COMMUNICATIONS, INC.

  The Company's subsidiaries with operations in the U.K., France and Germany pay taxes in their respective countries, on a corporate level similar to a C corporation in the U.S.

  Effective January 1, 1996, SMS elected to be taxed as an S corporation under the Internal Revenue Code. In lieu of corporate taxes, the stockholders of an S corporation are taxed on their proportionate share of the Company's taxable income. Effective with the Reorganization, SNC is treated as a C corporation for federal and state income tax purposes. At the date of the Reorganization, SNC recognized a net deferred tax asset and an associated tax benefit equal to the cumulative net deductible temporary differences existing at that date.
  The income tax provision recorded for the year ended December 31, 1996 includes a provision for income taxes for SNC for the period from September 24, 1996, the date of the Reorganization, through December 31, 1996, offset by the net deductible temporary differences existing at the date of the Reorganization.

  The accompanying consolidated financial statements reflect no provision for federal or state income taxes related to income earned by the Partnership prior to the Reorganization since each of the partners of the Partnership reflected their share of the Partnership's net income on their respective tax returns.


Pro Forma Income (Loss) Data (Unaudited)

  The unaudited pro forma net income (loss) and pro forma net income (loss) per share amounts include a provision for federal and state income taxes as if the Company had been a taxable C corporation for all periods presented. The shares used in computing pro forma net income (loss) per share assume that the Reorganization and the Acquisitions had occurred at the beginning of each of the periods presented, reflect the issuance of additional shares as a result of issuances of stock, the exercise of stock options, and the repurchase of outstanding shares by certain subsidiaries of the Company prior to their mergers with SNC. The pro forma income tax rate on the Company's recurring operations reflects the combined federal, state and foreign income taxes of approximately 38.0%, 42.9% and 44.8%, for the years ended December 31, 1998, 1997 and 1996, respectively. The pro forma income tax rates in the table below differ from the pro forma income tax rates on the Company's recurring operations due to the nondeductibility of certain of the acquisition and related costs. The Company's December 31, 1998 tax provision exceeds its statutory rate due to the recognition of certain acquisition and related costs, which are not deductible for income tax purposes.

  The table below presents this pro forma calculation of net income (loss):

                                                                                 For the Years Ended December 31,
                                                                              --------------------------------------
                                                                                1998           1997           1996
                                                                              --------       --------       --------
                                                                                           (in thousands)
Pro forma net income (loss) data (unaudited):
Historical income (loss) from continuing operations before income taxes..     $ 51,127       $(20,438)      $ 21,806
Pro forma provision for income taxes.....................................      (30,982)        (9,453)       (13,137)
                                                                              --------       --------       --------
Pro forma income (loss) from continuing operations.......................       20,145        (29,891)         8,669
Discontinued operations, less applicable pro forma income taxes of $607
 and $603 for 1997 and 1996, respectively................................           --           (900)          (895)
Extraordinary item, less applicable income taxes of $806.................           --             --         (1,216)
                                                                              --------       --------       --------
Pro forma net income (loss)..............................................     $ 20,145       $(30,791)      $  6,558
                                                                              ========       ========       ========

Accounting for Stock Options

  The Company accounts for its stock-based compensation plan using the intrinsic value based method in accordance with the provisions of APB Opinion No. 25, "Accounting for Stock Issued to

                          SNYDER COMMUNICATIONS, INC.

  Employees." Pro forma disclosure of net income and earnings per share, calculated as if the Company accounted for its stock-based compensation plan using the fair value based method in accordance with the provisions of Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation" ("SFAS No. 123"), is included in Note 13.


Foreign Currency Translations

  Assets and liabilities of the Company's international subsidiaries are translated using the exchange rate in effect at the balance sheet date. Revenue and expense accounts for these subsidiaries are translated using the average exchange rate during the period. Foreign currency translation adjustments are disclosed as a separate component of equity and comprehensive income.


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


Fair Value of Financial Instruments

  SFAS No. 107, "Disclosures about Fair Value of Financial Instruments," requires disclosure of the fair value of certain financial instruments. For purposes of this disclosure, the fair value of a financial instrument is the amount at which the instrument could be exchanged in a current transaction between willing parties. Cash and equivalents, accounts receivable, unbilled services and accounts payable approximate fair value because of the relatively short maturity of these instruments. As a result of the related party nature of the majority of the Company's outstanding borrowings at December 31, 1998 and 1997, and the fact that substantially all borrowings from third parties were secured by the previously independent Pooled Entities that had capital structures different than the Company's, it is impracticable to estimate the fair value of the debt outstanding at these dates.


Concentration of Credit Risk

  Concentration of credit risk is limited to cash and equivalents, marketable securities, accounts receivable and unbilled services. The Company places its investments in highly rated financial institutions, U.S. Treasury bills, investment grade short-term debt instruments and state and local municipalities, while limiting the amount of credit exposure to any one entity. The Company's receivables are concentrated with customers in the telecommunications, pharmaceutical and consumer packaged goods industries.
  The Company does not require collateral or other security to support clients' receivables.


New Accounting Pronouncements

  During 1997, the Company adopted Statement of Financial Accounting Standards No. 128, "Earnings Per Share" ("SFAS No. 128") and has applied its provisions to all years presented in these financial statements. SFAS No. 128 requires primary earnings per share ("EPS") to be replaced with basic EPS. Basic EPS is computed by dividing reported earnings available to common stockholders by the

                          SNYDER COMMUNICATIONS, INC.

  weighted average number of shares outstanding without consideration of common stock equivalents or other potentially dilutive securities. Fully diluted EPS, now called diluted EPS, is also reported. Diluted EPS gives effect to common stock equivalents and other potentially dilutive securities outstanding during the period.

  During 1998, the Company adopted Statement of Financial Accounting Standards No. 130, "Reporting Comprehensive Income" ("SFAS No. 130"), and the accompanying consolidated financial statements have been restated to conform to the SFAS No. 130 requirements. Included within accumulated other comprehensive income are the cumulative amounts for foreign currency translation adjustments and unrealized gains and losses on marketable securities. The cumulative foreign currency translation adjustment was $1,817,697 and $576,420 as of December 31, 1998 and 1997, respectively. The cumulative gain on marketable securities was $10,849 and $64,194 as of December 31, 1998 and 1997, respectively.

  During 1998, the Company adopted Statement of Financial Accounting Standards No. 131, "Disclosures About Segments of an Enterprise and Related Information" ("SFAS No. 131"). The information required for operating groups is disclosed in Note 20.

  During 1998, the Company adopted Statement of Financial Accounting Standards No. 132, "Employers' Disclosures about Pensions and Other Postretirement Benefits" ("SFAS No. 132"). The disclosures required by SFAS No. 132 are provided in Note 14.


4. Marketable Securities:

  The amortized cost, unrealized gains and losses, and market values of the Company's held-to-maturity and available-for-sale securities are summarized as follows (in thousands):

                                                           Amortized   Unrealized   Unrealized    Market
                                                              Cost        Gains       Losses       Value
                                                           ---------   ----------   ----------    ------
December 31, 1998
Held to maturity, maturing in less than one year:
     State and municipal bonds..........................   $       4   $        -   $        -    $    4
                                                           =========   ==========   ==========    ======
Available for sale:
     Equity securities..................................   $     105   $        -   $      (15)   $   90
     Government income securities.......................         556            -          (38)      518
                                                           ---------   ----------   ----------    ------
                                                           $     661   $        -   $      (53)   $  608
                                                           =========   ==========   ==========    ======
December 31, 1997
Held to maturity, maturing in less than one year:
     State and municipal bonds..........................   $     664   $        -   $        -    $  664
                                                           =========   ==========   ==========    ======
Available for sale:
     Equity securities                                     $     915   $       60   $        -    $  975
     Government income securities                                483            4            -       487
     Municipal tax-exempt bonds                                  223            -           (1)      222
                                                           ---------   ----------   ----------    ------
                                                           $   1,621   $       64   $       (1)   $1,684
                                                           =========   ==========   ==========    ======

  As a result of changes in market value of the available-for-sale security portfolio, a cumulative valuation adjustment of $11 thousand, $64 thousand and $41 thousand is recorded in accumulated other comprehensive income at December 31, 1998, 1997 and 1996, respectively.

                          SNYDER COMMUNICATIONS, INC.

5. Property and Equipment:

  Property and equipment consist of the following:

                                                                                              As of December 31,
                                                                                           -----------------------
                                                                                             1998           1997
                                                                                           --------       --------
                                                                                                (in thousands)
Buildings and leasehold improvements.................................................      $ 55,048       $ 25,135
Computers and equipment..............................................................        63,719         47,435
Furniture and fixtures...............................................................        14,330         13,804
                                                                                           --------       --------
                                                                                            133,097         86,374
Accumulated depreciation.............................................................       (52,702)       (40,244)
                                                                                           --------       --------
                                                                                           $ 80,395       $ 46,130
                                                                                           ========       ========

6. Goodwill and Other Intangible Assets:

  Goodwill and other intangible assets consist of the following:

                                                                                              As of December 31,
                                                                                           -----------------------
                                                                                            1998            1997
                                                                                           --------       --------
                                                                                              (in thousands)
Goodwill.............................................................................      $149,313       $ 60,080
Unamortized costs of lists...........................................................         5,674          4,459
License agreements...................................................................         8,438          7,669
Customer lists and contractual covenant..............................................        11,104         12,669
                                                                                            174,529         84,877
Accumulated amortization.............................................................       (21,513)       (15,934)
                                                                                           --------       --------
                                                                                           $153,016       $ 68,943
                                                                                           ========       ========

  Goodwill arose from management buy-outs and purchase acquisitions at certain of the Pooled Entities prior to their respective mergers with SNC and from the Company's 1998 and 1997 purchase business combinations.

  Amortization expense of goodwill and other intangible assets totaled $7.9 million, $4.2 million and $4.2 million in 1998, 1997 and 1996, respectively.

7. Debt:

Long-Term Borrowings

  Long-term borrowings consist of the following:

                                                                                               As of December 31,
                                                                                            ----------------------
                                                                                             1998           1997
                                                                                            -------        -------
                                                                                                 (in thousands)
Notes, principally acquisition related, 7%-8%, due January 2000 and 2002.............       $ 1,297        $ 1,226
German bank debt, 6.3% weighted average interest rate, due April 2004, partially
 secured by building in Germany......................................................         1,388              -
Belgian bank debt, 4.7% weighted average rate, due various dates
 through 2005........................................................................           346              -
French bank debt, 8.02% weighted average rate, due August 2002.......................            85              -
U.S. bank debt, commercial paper rate plus 2.7% (approximately 8.55%)................             -          2,099
United Kingdom bank debt, base rate plus 2.25% (approximately 7.25%), secured by
 certain assets in the United Kingdom................................................             -            460
Obligations under license agreement, 7.25% imputed rate..............................         1,058          1,558
Other, due within 12 months..........................................................             -            437
                                                                                            -------        -------
                                                                                              4,174          5,780
Current maturities of long-term borrowings...........................................        (1,085)        (1,845)
                                                                                            -------        -------
                                                                                            $ 3,089        $ 3,935
                                                                                            =======        =======

                          SNYDER COMMUNICATIONS, INC.

  In addition to the debt listed above, approximately $5.1 million in debt with a weighted average interest rate of 8.6%, primarily classified as current as of December 31, 1996, was paid in full during 1997.


Related Party Borrowings

  Related party borrowings consist of the following:

                                                                                              As of December 31,
                                                                                             --------------------
                                                                                              1998          1997
                                                                                             ------        ------
                                                                                                (in thousands)
Note payable, acquisition related, 7%, due September 30, 2002........................        $7,504        $3,682
Note payable, acquisition related, 5% for first two years and 7% during third, due
 February 18, 2001...................................................................         1,420             -
Convertible subordinated debentures payable to shareholder of acquired subsidiary,
 7%, due September 2000, converted prior to subsidiary's merger with SNC.............             -         1,651
Shareholder loans of acquired subsidiary, 5.73% to 5.91%.............................             -         1,571
Note payable to partner of acquired subsidiary, 9.5%.................................             -           938
Promissory note payable to founder of acquired subsidiary, 6.0%......................             -           457
                                                                                             ------        ------
                                                                                              8,924         8,299
Current maturities of related party borrowings.......................................             -          (770)
                                                                                             ------        ------
                                                                                             $8,924        $7,529
                                                                                             ======        ======

  On October 28, 1996, the Company used approximately $7.0 million of cash to redeem in full the subordinated debentures (the "Debentures") due to related parties. The Debentures were originally issued on May 18, 1995, with a face amount of $6.0 million. Cash proceeds of $5.0 million were received upon issuance of the Debentures. The difference between the cash proceeds received and the face amount of the Debentures was accounted for as an original issue discount. The Debentures had a stated interest rate of 12.25% (effective interest rate to maturity of approximately 17%) and an original maturity date of December 31, 2001. The $7.0 million payment consisted of the face amount of the Debentures, a prepayment penalty and accrued interest. A nonrecurring charge of $1.2 million ($.02 per diluted share), net of an $0.8 million tax benefit, was recorded at December 31, 1996 as an extraordinary loss related to this early debt extinguishment. The extraordinary item consists of prepayment penalties and the write-off of unamortized discount and debt issuance costs.

  In accordance with the provisions of its formation agreement and prior to its merger with the Company, a subsidiary issued promissory notes to its founder and an investor in the principal amounts of $6.7 million and $10.0 million, respectively. The notes were unsecured, with interest at the prime rate plus 2.0%, and were payable no later than August 1, 1998. The notes were repaid in full on November 25, 1997, together with accrued interest of $0.5 million.

  In addition to the debt listed above, approximately $10.6 million in related party debt with a weighted average interest rate of 8.3% and with maturities that extended to 2008 was paid in full during 1997.

  Both foreign and domestic term debt from banking and financing institutions require certain subsidiaries to meet restrictive covenants concerning net worth and debt service coverage and are secured by the assets of those subsidiaries.

                          SNYDER COMMUNICATIONS, INC.

  Future minimum payments as of December 31, 1998, on long-term borrowings, excluding capital leases, are as follows (in thousands):

              1999...............................................    $ 1,085
              2000...............................................        848
              2001...............................................      2,244
              2002...............................................      8,189
              2003...............................................        455
              Thereafter.........................................        277
                                                                     -------
                 Total...........................................     13,098
              Current maturities.................................     (1,085)
                                                                     -------
                 Total...........................................    $12,013
                                                                     =======

Lines of Credit

  Lines of credit consist of the following:

                                                                                              As of December 31,
                                                                                             --------------------
                                                                                              1998          1997
                                                                                             ------       -------
                                                                                                (in thousands)
    U.S. bank line of credit, prime rate plus 0.5% (8.25% at December 31, 1998), $2.3
     million maximum borrowing limit.....................................................    $1,825       $ 1,500
    French bank line of credit, 8.02% weighted average stated interest rate, $4.1
     million aggregate borrowing limit, various expiration dates through 2004............       198         2,609
    Secured reducing revolving loan of acquired U.S. subsidiary, 7.5%, due December 31,
     2003, reflected as current liability as subsidiary was not in compliance with
     certain financial covenants, terminated by the Company in 1998......................         -        20,000
    U.S. financial banking institution line of credit, 30-day commercial paper rate plus
     2.7% (7.94% at December 31, 1998), $5.5 million maximum borrowing limit.............        --         4,537
    U.S. bank line of credit, 8.6% weighted average interest rate........................        --           266
    Related party line of credit from acquired U.S. subsidiary, prime rate plus 1% (9.5%
     at December 31, 1997), terminated by the Company in 1998............................        --         3,123
    Other borrowings outstanding under credit lines......................................        --            15
                                                                                             ------       -------
                                                                                             $2,023       $32,050
                                                                                             ======       =======

  The Company maintains various lines of credit with banking and financial institutions, requiring certain subsidiaries to meet restrictive covenants concerning net worth and debt service coverage and are secured by the assets of those subsidiaries. In aggregate, the Company had lines of credit available for $24.8 million with interest rates ranging from 7.50% to 8.60% at December 31, 1998.


8. Capital Stock:

  On May 21, 1998, the Company completed the public offering of 7,068,006 shares of its common stock, par value $0.001 per share at an offering price of $42.00 per share. The offering included 500,064 newly issued shares of common stock sold by the Company and 6,567,942 previously outstanding shares of common stock sold by selling stockholders. The Company received net proceeds of approximately $17.3 million from the offering, net of offering costs. The Company did not receive any proceeds from the sale of shares of common stock in the offering by the selling stockholders.

  On September 24, 1997, the Company completed the public offering of 8,776,334 shares of its

                          SNYDER COMMUNICATIONS, INC.

  common stock, par value $0.001 per share at an offering price of $25.8125 per share. The offering included 1,850,000 newly issued shares of common stock sold by the Company and 6,926,334 previously outstanding shares of common stock sold by selling stockholders. The Company received net proceeds of approximately $42.7 million from the offering, net of offering costs. The Company did not receive any proceeds from the sale of shares of common stock in the offering by the selling stockholders.

  On September 30, 1996, the Company completed an initial public offering of 8,970,000 shares of its common stock, par value $0.001 per share at an offering price of $17.00 per share. The offering included 4,038,162 newly issued shares of common stock sold by the Company and 4,931,838 previously outstanding shares of common stock sold by selling stockholders. The Company received net proceeds of approximately $59.2 million from the offering, net of offering costs. The Company did not receive any proceeds from the sale of shares of common stock in the offering by the selling stockholders.


9. Income Taxes:

  The Company's income tax provision includes the following components:

                                                                                  For the Years Ended December 31,
                                                                               -------------------------------------
                                                                                1998           1997            1996
                                                                               -------       --------        -------
                                                                                           (in thousands)
Current:
  U.S.--Federal........................................................        $17,197       $  6,947        $ 5,647
  U.S.--State and city.................................................          4,509          3,530          1,299
  Foreign..............................................................         11,400          5,377          2,564
                                                                                33,106         15,854          9,510
Deferred:
  U.S.--Federal........................................................         (4,689)        (8,493)        (1,953)
  U.S.--State and city.................................................         (1,169)        (1,990)          (469)
  Foreign..............................................................          1,073           (455)          (846)
                                                                                (4,785)       (10,938)        (3,268)
                                                                               -------       --------        -------
  Income tax provision.................................................        $28,321       $  4,916        $ 6,242
                                                                               =======       ========        =======

  The provision for taxes on income before extraordinary item differs from the amount computed by applying the U.S. federal income tax rate as a result of the following:

                                                                                   For the Years Ended December 31,
                                                                                ------------------------------------
                                                                                 1998           1997           1996
                                                                                ------        -------         ------
                                                                                           (in thousands)
Taxes at statutory U.S. federal income tax rate.........................         35.00%         35.00%         35.00%
Income taxed directly to owners.........................................         (5.20)         25.69         (30.59)
State and city income taxes, net of federal tax benefit.................          5.60          (9.64)          5.45
Tax effect of Reorganization............................................            --          (1.45)         (2.96)
Foreign tax rate differential...........................................         (6.15)          5.03           0.28
Dividends on mandatorily redeemable preferred stock.....................            --          (0.82)          0.84
Goodwill amortization...................................................          1.57          (1.35)          0.62
Acquisition costs and other permanent differences.......................         24.57         (76.51)         19.99
                                                                                ------        -------         ------
Effective tax rate......................................................         55.39%        (24.05)%        28.63%
                                                                                ======        =======         ======

                          SNYDER COMMUNICATIONS, INC.

  Deferred income taxes are recorded based upon differences between the financial statement and tax bases of assets and liabilities. As of December 31, 1998 and 1997, temporary differences that give rise to the deferred tax assets and liabilities consist of the following (in thousands):

                                                                                              As of December 31,
                                                                                           -----------------------
                                                                                             1998           1997
                                                                                           --------        -------
Reserve for doubtful accounts........................................................      $  4,502        $ 2,466
Accrued expenses.....................................................................         6,847          5,097
Intangible assets....................................................................        85,093             --
Deferred compensation................................................................         4,230          3,864
Tax losses of subsidiaries...........................................................         5,919          6,533
Tax benefit of capital losses........................................................         1,202          1,202
Other................................................................................         8,269            586
                                                                                           --------        -------
Gross deferred tax assets............................................................       116,062         19,748
                                                                                           --------        -------
Property and equipment...............................................................        (1,351)           (37)
Performance revenues.................................................................        (4,048)        (2,660)
Other................................................................................        (3,091)          (106)
                                                                                           --------        -------
Gross deferred tax liabilities.......................................................        (8,490)        (2,803)
                                                                                           --------        -------
Valuation allowance..................................................................        (3,167)        (3,167)
                                                                                           --------        -------
Net deferred tax asset...............................................................      $104,405        $13,778
                                                                                           ========        =======

  Several of the Company's subsidiaries have capital and operating loss tax carryforwards that can be realized only if these subsidiaries generate taxable capital gains or operating income, respectively. At December 31, 1998 and 1997, management determined that a valuation allowance against the deferred tax asset associated with these tax losses was required for one of these subsidiaries. Management continually assesses whether the Company's deferred tax asset is realizable and believes that the deferred tax asset, net of the valuation allowance, is realizable at December 31, 1998.

  The Company will receive a future benefit arising from the tax treatment of three of its taxable mergers completed in 1998. In accordance with generally accepted accounting principles, as a result of the mergers being accounted for as poolings of interests, the net estimated future tax benefit of approximately $76.9 million is reflected as a deferred tax asset in the accompanying consolidated balance sheet as of December 31, 1998, with the offsetting credit to additional paid-in capital.

  At December 31, 1998, cumulative undistributed earnings of the Company's foreign subsidiaries were approximately $11,070,000. No provision for U.S. income taxes or foreign withholding taxes has been made since the Company considers the undistributed earnings to be permanently invested in the foreign countries. Determination of the amount of unrecognized deferred tax liability, if any, for the cumulative undistributed earnings of the foreign subsidiaries is not practicable since it would depend upon a number of factors which cannot be known until such time as a decision to repatriate the earnings is made.


10. Acquisition and Related Costs:

  The Company recorded $65.9 million in nonrecurring acquisition and related costs during 1998. These costs are primarily related to the consummation of 1998 mergers and consist of investment banking fees, expenses associated with the accelerated vesting of options held by employees of certain of the Company's acquirees, other professional service fees, transfer taxes and other contractual payments. In addition, this amount includes a charge of approximately $13.3 million for costs necessary to consolidate and integrate certain of the Company's acquired operations in the U.S., the U.K. and France. The Company is integrating acquired subsidiaries that provide similar services within the same geographic regions. Approximately thirteen locations will be consolidated into six, and the efforts will not have a significant impact on the Company's workforce. The Company expects

                          SNYDER COMMUNICATIONS, INC.

  these integration activities to be substantially complete by the third quarter of 1999. The charge consists of approximately $5.0 million to consolidate and terminate lease obligations, $6.9 million of severance and other costs associated with the termination of 239 employees, and $1.4 million of fees incurred for consulting services and other costs related to these integration activities. Included in the terminated employees are 55 employees who elected not to relocate and will be replaced. The remaining employees who were terminated are primarily redundant operations and administrative personnel whose functions will be performed by others upon completion of the integration. As of December 31, 1998, 58 employees had terminated employment with the Company and $3.0 million had been charged against the total liability, including $1.5 million in severance and related payments.

  The Company recorded $39.4 million in nonrecurring acquisition and related costs during 1997. Of the $39.4 million, $34.1 million are costs directly related to the consummation of 1997 mergers. These costs consist primarily of investment banking fees, other professional service fees, certain U.K. excise and transfer taxes, as well as a noncash charge of approximately $9.1 million related to the accelerated vesting of the options held by employees of one of the Company's acquirees. The remaining $5.3 million consists of the write-off of deferred license fees and the accrual of a liability expected to resolve outstanding litigation. Both the write-off of the deferred fees and the accrual of the liability were recorded due to changes in fact that resulted from the mergers.


11. Compensation to Stockholders:

  Prior to their merger with SNC, certain stockholders of the acquired companies received annual compensation in their roles as managers in excess of amounts that they will receive pursuant to employment agreements they have entered into with the Company. The amount by which the historical compensation paid to these managers exceeds that provided in their employment contracts has been classified as compensation to stockholders in the accompanying consolidated statement of income.


12. Employee Stock Ownership Plan:

  One of the Company's U.S. subsidiaries sponsors an employee stock ownership plan ("ESOP") which covers primarily all of its employees who work one thousand hours or more per plan year. Contributions to the ESOP were made at the discretion of the subsidiary's Board of Directors and were equal to the ESOP's debt service less dividends received by the ESOP. In December 1994, the ESOP acquired 534,800 shares from the former chairman of the subsidiary in exchange for $0.4 million in cash and a promissory note of $6.0 million. The note was guaranteed by the subsidiary, secured by the ESOP stock and bore interest, which was payable monthly at 2.7% over the 30-day commercial paper rate. Principal payments were due in five annual installments of $1.2 million commencing January 1, 1996. As of December 31, 1997, the entire amount had been repaid. In January 1995, the ESOP acquired an additional 176,090 shares at a cost of $1.9 million. Of this amount, $1.8 million was financed through a promissory note with the remaining $0.1 million paid in cash. This promissory note was guaranteed by the subsidiary and its former chairman and was due in 84 monthly installments commencing January 1996 with interest at 2.7% over the 30-day commercial paper rate. As of December 31, 1997, the entire amount had been repaid.

  All dividends and contributions received by the ESOP were used to pay debt service for the period which the ESOP was leveraged. As the debt was repaid, shares were released and allocated to active participants based on the proportion of debt service paid in the year. The ESOP was accounted for in accordance with Statement of Position No. 93-6 "Employers' Accounting for Employee Stock Ownership Plans." Accordingly, the debt of the ESOP was recorded as debt in the accompanying consolidated balance sheet, and the shares that had not been allocated to participants were reported as unearned ESOP compensation in the equity section on the consolidated balance sheet. As shares were committed to be released, the Company recorded compensation expense equal to the then current

                          SNYDER COMMUNICATIONS, INC.

  market price of the shares committed to be released, and the shares were treated as outstanding for earnings-per-share (EPS) computations. Dividends on allocated ESOP shares were recorded as a reduction of retained earnings; dividends on unallocated ESOP shares were recorded as a reduction of debt and accrued interest. ESOP compensation expense was $5.4 million and $6.5 million for 1997 and 1996, respectively. The status of ESOP shares as of December 31 is as follows:

                                                                                             As of December 31,
                                                                                           -----------------------
                                                                                             1998           1997
                                                                                           --------       --------
Allocated shares.....................................................................       710,890        570,590
Shares released for allocation.......................................................             -        140,300
Shares sold..........................................................................      (301,459)             -
                                                                                           --------       --------
Total ESOP shares....................................................................       409,431        710,890
                                                                                           ========       ========

  All ESOP shares had been released as of December 31, 1998 and 1997.

  Former employees who had terminated employment with the subsidiary prior to its merger with SNC may, at their option, require the Company to repurchase their vested shares held by the ESOP for fair value. The balance necessary to satisfy this repurchase obligation has been classified as Redeemable ESOP stock in the accompanying consolidated balance sheet with a like amount shown as a reduction of paid-in capital for each year.


13. Stock Incentive Plan:

  In September 1996, the Company adopted the 1996 Stock Incentive Plan (the "Stock Option Plan"). The Stock Option Plan authorizes the Company to grant incentive stock options, nonqualified stock options, restricted stock awards and stock appreciation rights ("SARs"). Subject to adjustment, the aggregate number of shares of common stock that may be issued under the Stock Option Plan upon exercise of options, SARs or in the form of restricted stock may not exceed 17.5% of the number of shares of common stock outstanding.

  The exercise price of options granted under the Stock Option Plan may not be less than 100% (110% in the case of an optionee who is a 10% stockholder) of the fair market value per share of common stock on the date of the option grant. The vesting and other provisions of the options are determined by the Company's Board of Directors. All options granted as of December 31, 1998 vest on or before the fourth anniversary of the date of grant and expire on or before the tenth anniversary of the date of grant. In October 1998, the Company repriced 3,526,900 options to their fair market value at the date of repricing.

  A summary of the activity within the Stock Option Plan, for the three years ended December 31, 1998, after giving retroactive effect to the conversion of the Pooled Entities' options, is as follows:

                                                                                      Options Outstanding
                                                                               -------------------------------------
                                                                                 1998           1997           1996
                                                                               -------        -------         ------
                                                                                        (in thousands)
Beginning of year.......................................................         6,963          5,164            970
  Granted...............................................................        11,340          5,749          4,626
  Exercised.............................................................        (1,012)        (1,790)           (66)
  Forfeited.............................................................        (5,231)        (2,160)          (281)
  Expired...............................................................             -              -            (85)
                                                                               -------        -------         ------
End of year.............................................................        12,060          6,963          5,164
                                                                               =======        =======         ======
Exercisable at end of year..............................................         2,133          1,281            863
                                                                               =======        =======         ======

                          SNYDER COMMUNICATIONS, INC.

                                                                                  Weighted Average Exercise Price
                                                                                ----------------------------------
                                                                                 1998          1997          1996
                                                                                ------        ------        ------
Beginning of year.......................................................        $22.58        $14.95        $ 4.88
  Granted...............................................................         31.47         24.11         17.05
  Exercised.............................................................         20.58         14.10         13.73
  Forfeited.............................................................         34.73         20.24         15.65
  Expired...............................................................            --            --         15.79
                                                                                ------        ------        ------
End of year.............................................................        $26.01        $22.58        $14.95
                                                                                ======        ======        ======
Exercisable at end of year..............................................        $19.68        $17.03        $11.07
                                                                                ======        ======        ======

  The following table presents information related to options outstanding at December 31, 1998.

                                                                                                Weighted
                                                                                                Average
                                                         Number             Exercise          Contractual
            Company Options Issued By                  of Options             Price          Life in Years
--------------------------------------------------  ----------------   -------------------  ----------------
                                                     (in thousands)
SNC prior to initial public offering..............             1,031         $  17.00                   7.68
SNC subsequent to initial public offering.........
                                                              10,417        $19.38 - $43.81             9.11
Pooled Entities...................................               612         $0.01 - $29.59             7.29
                                                    ----------------
                                                              12,060
                                                    ================



  The fair value of each option grant is estimated on the date of grant using a Black-Scholes option pricing model with the following weighted average assumptions used for grants in 1998 and 1997: risk-free interest rate of 5.1% and 6.2%, expected dividend yield of zero, expected life of 5 years and expected volatility of 51% and 48%.

  The weighted average option fair value on the grant date was $20.60 for options issued during the year ended December 31, 1998.


  If the Company had recorded compensation expense using the fair value based method prescribed by SFAS No. 123, the Company's 1998 and 1997 pro forma net income (loss) and 1998 and 1997 pro forma net income (loss) per share amounts, which reflect a pro forma adjustment for income taxes, would have been reduced to the following as adjusted amounts:



                                                                                            As of December 31,
                                                                                       ---------------------------
                                                                                           1998           1997
                                                                                       ------------   ------------
                                                                                        (in thousands except per
                                                                                         share data, unaudited)
Pro forma net income (loss):
  As reported........................................................................      $ 20,145       $(30,791)
  As adjusted........................................................................       (13,926)       (44,855)
Pro forma basic net income (loss) per share:
  As reported........................................................................          0.29          (0.48)
  As adjusted........................................................................         (0.20)         (0.70)
Pro forma diluted net income (loss) per share:
  As reported........................................................................          0.28          (0.48)
  As adjusted........................................................................         (0.20)         (0.70)


14. Pension and Profit-Sharing Plans:

  One of the Company's subsidiaries in the U.K. operates a retirement benefit plan, which is a funded defined benefit plan available to all employees. The assets of the plan are held separately from those of the subsidiary and are invested in managed funds principally comprised of equity securities. Plan benefits are based on years of service and compensation levels at the time of retirement. The funding of the plan is determined following consultation with actuaries using the projected unit credit method.

                          SNYDER COMMUNICATIONS, INC.

  For purposes of these consolidated financial statements, the actuarial value of the plan's liabilities has been estimated using the available actuarial valuations, and the plan's asset values reflect the actual market value of those assets at each balance sheet date based on records maintained by the plan's trustees. The most recent actuarial update of the plan's liabilities was performed as of December 31, 1998. The significant assumptions used and the funded status of the plan are set out in the tables below.

                                                                                    Significant Assumptions
                                                                          ------------------------------------------
                                                                              1998           1997           1996
                                                                          ------------   ------------   ------------
Discount rate...........................................................           5.5%          6.75%           8.0%
Expected long-term rate of return on plan assets........................           8.5           7.75            9.0
Rate of increase in compensation........................................           4.0           5.25            6.0

Net Periodic Pension Cost


  Net periodic pension cost is determined using the assumptions as of the beginning of the year and is comprised of the following:

                                                                               For the Years Ended December 31,
                                                                          ------------------------------------------
                                                                              1998           1997           1996
                                                                          ------------   ------------   ------------
                                                                                        (in thousands)
Service cost............................................................       $ 1,375        $ 1,360        $ 1,109
Interest cost on projected benefit obligation...........................         1,177          1,065            875
Expected return on plan assets..........................................        (1,392)        (2,899)        (1,078)
Net amortization of unrecognized net loss and deferral of actual return
 on plan assets.........................................................            --          1,638            125
                                                                               -------        -------        -------
Net periodic pension cost...............................................       $ 1,160        $ 1,164        $ 1,031
                                                                               =======        =======        =======

Funded Status

  The funded status is determined using the assumption as of the end of the year and is reflected as follows:

                                                                                           As of December 31,
                                                                                     ------------------------------
                                                                                          1998             1997
                                                                                     --------------   -------------
                                                                                             (in thousands)
Change in benefit obligation:
Benefit obligation at beginning of year............................................         $17,502         $13,931
Service cost.......................................................................           1,375           1,360
Interest cost......................................................................           1,177           1,065
Plan participants' contributions...................................................             646             590
Actuarial gain.....................................................................           1,143           1,195
Benefits paid......................................................................            (464)           (639)
                                                                                            -------         -------
Benefit obligation at end of year..................................................         $21,379         $17,502
                                                                                            =======         =======
Change in plan assets:
Fair value of plan assets at beginning of year.....................................         $17,321         $13,777
Actual return on plan assets.......................................................           2,913           2,430
Employee contribution..............................................................             646             590
Employer contribution..............................................................           1,342           1,163
Benefits paid......................................................................            (464)           (639)
                                                                                            -------         -------
Fair value of plan assets at end of year...........................................         $21,758         $17,321
                                                                                            =======         =======

  The Company and certain of its subsidiaries maintain defined contribution benefit plans. Pension and

                          SNYDER COMMUNICATIONS, INC.

  profit sharing costs related to these plans amounted to approximately $2.4 million, $1.5 million, and $1.2 million for 1998, 1997 and 1996, respectively.

15. Net Income Per Share:

  A reconciliation of the shares used to compute basic and diluted earnings per share follows. For each of the years presented, the same net income used to compute basic earnings per share was used to compute diluted earnings per share.

                                                                                 For the Years Ended December 31,
                                                                                ----------------------------------
                                                                                 1998          1997          1996
                                                                                ------        ------        ------
                                                                                          (in thousands)
Weighted average shares outstanding for the period used in computation
 of basic net income per share..........................................        69,587        63,752        59,194

Diluted impact of stock options and other dilutive securities...........         2,425            --           798
                                                                                ------        ------        ------
Shares used in computation of diluted net income per share..............        72,012        63,752        59,992
                                                                                ======        ======        ======

  For the years ended December 31, 1998 and 1997, there existed weighted average common stock equivalents of 542,897 and 1,807,903, respectively, which are not included in the calculation of diluted net income per share because they were antidilutive for the period.

16. Discontinued Operations:

  On October 24, 1997, the Board of Directors of one of the Company's 1998 acquirees approved the spin-off of its sports management operations, which were carried on by Bob Woolf Associates, Inc. ("BWA"), a wholly owned subsidiary. The acquiree purchased BWA in May 1996. The spin-off was executed in the form of a dividend to the acquiree's stockholders of record on October 31, 1997, whereby each stockholder received one share of BWA for each share of the acquiree's common stock held.

  The net losses of BWA prior to October 31, 1997, are included in the accompanying consolidated statement of income under "discontinued operations" and represent a net loss of $0.02 and $0.03 per diluted share for 1997 and 1996. Revenues from BWA were approximately $0.3 million for the period from May 1, 1996 (date of BWA acquisition) to December 31, 1996, and approximately $2.0 million for the ten months ended October 31, 1997.

17.  Leases:

  The Company leases certain facilities, office equipment and other assets. The following is a schedule of future minimum lease payments for capital leases and for operating leases with initial or remaining terms in excess of one year at December 31, 1998 (in thousands):

Years Ending December 31,                                          Capital Leases      Operating Leases
---------------------------------------------------------------  ------------------   ------------------
  1999.........................................................             $ 2,034             $ 23,113
  2000.........................................................                 970               19,006
  2001.........................................................                 351               15,723
  2002.........................................................                 301               11,351
  2003.........................................................                 171                7,964
  Thereafter...................................................                   5               26,793
                                                                            -------             --------
  Total minimum lease payments.................................               3,832             $103,950
                                                                            -------             ========
  Less:  Amount representing interest..........................                (376)
                                                                            -------
  Total obligation under capital leases........................               3,456
  Less:  Current portion.......................................              (1,706)
                                                                            -------
  Long-term portion............................................             $ 1,750
                                                                            =======

                          SNYDER COMMUNICATIONS, INC.

  Property and equipment, net, on the consolidated balance sheet includes $3.8 million for equipment purchased under capital leases as of December 31, 1998 and 1997.

  Rental expense for all operating leases was approximately $24.3 million, $23.1 million and $21.8 million for the years ended December 31, 1998, 1997 and 1996, respectively.

18. Commitments and Contingencies:

  The Company has entered into employment agreements with certain key executives and consulting agreements with certain former executives that call for guaranteed minimum salaries and bonuses for varying terms.

  One of the Company's U.S. subsidiaries has standby letters of credit with a bank, secured by compensating balance arrangements, totaling $6.0 million.
  The standby letters of credit renew annually and interest is charged at a rate of 1.25% per year.

  The Company is subject to lawsuits, investigations and claims arising out of the conduct of its business, including those related to commercial transactions, contracts, government regulation and employment matters. Certain claims, suits and complaints have been filed or are pending against the Company. In the opinion of management and legal counsel, all matters are without merit or are of such kind, or involve such amounts, as would not have a material effect on the financial position or results of operations of the Company if disposed of unfavorably.

19. Related Parties:

  The Company's headquarters office space is leased from a third party, in which one of the nonemployee directors of the Company has a minority ownership interest. Rent paid under this lease was $1.1 million, $2.4 million and $1.1 million in 1998, 1997 and 1996, respectively.

  The Company produces a WallBoard(R) for which a publication beneficially owned by certain nonemployee directors of the Company is one of the sponsors. Revenues earned under this program were $2.0 million in 1997.

  In December 1997, the Company entered into a software license agreement with a company in which certain nonemployee directors of the Company are directors and in which they own a minority interest. The Company paid approximately $2.5 million for the license and related equipment.

20. Segment Information:

  The Company provides sales and marketing solutions for its clients and strives to integrate its service capabilities within as well as across its three operating groups: Direct Services, Healthcare Services and Creative Services. Direct Services provides services centered on marketing and sales programs designed to reach certain, sometimes targeted, consumer groups through strategic planning and consulting services, proprietary sampling programs, field sales, teleservices, database mailings, information displays and interactive services. Healthcare Services focuses on providing outsourced pharmaceutical detailing, sales force training, marketing plan design and evaluation services and healthcare educational, marketing and publishing services. Creative Services establishes brand

                          SNYDER COMMUNICATIONS, INC.

  awareness for clients through advertising, creative design, public relations, media placement and interactive services.

  The accounting policies of the operating groups are the same as those described in the Summary of Significant Accounting Policies (Note 3). The Company primarily evaluates performance based on earnings before interest and taxes (EBIT) from the combined subsidiaries in each operating group, excluding nonrecurring acquisition and related costs, compensation to stockholders, ESOP expense and recapitalization costs. Sales between operating groups are accounted for at fair value as if the sales were to third parties. All activity between operating groups has been eliminated with respect to revenue and EBIT.

  The Company's operating groups are strategic business units that offer different services. They are managed separately because each business requires different marketing, service and pricing strategies. The operating groups are primarily an aggregate of businesses acquired as separate units over the course of time.

                                                                                 For the Years Ended December 31,
                                                                              --------------------------------------
                                                                                1998           1997           1996
                                                                              --------       --------       --------
                                                                                        (in thousands)
Revenues:
  Direct Services.......................................................      $386,333       $319,339       $281,789
  Healthcare Services...................................................       321,660        208,960        144,710
  Creative Services.....................................................       107,310         83,740         67,428
                                                                              --------       --------       --------
         Total.........................................................       $815,303       $612,039       $493,927
                                                                              --------       --------       --------
EBIT:
  Direct Services.......................................................      $ 76,492       $ 43,192       $ 37,716
  Healthcare Services...................................................        42,483         19,829         15,371
  Creative Services.....................................................        12,790          2,082          3,921
  Corporate and other...................................................       (14,880)        (9,468)        (8,461)
                                                                              --------       --------       --------
          Total.........................................................      $116,885       $ 55,635       $ 48,547
                                                                              --------       --------       --------
Total Assets:
  Direct Services.......................................................      $291,343       $187,118       $175,355
  Healthcare Services...................................................       204,942        105,276         51,180
  Creative Services.....................................................       189,804        111,121         83,838
  Corporate and other...................................................         9,571         48,831          9,257
                                                                              --------       --------       --------
          Total.........................................................      $695,660       $452,346       $319,630
                                                                              --------       --------       --------
Geographic Information:
Revenues:
  United States.........................................................      $511,465       $415,067       $338,571
  United Kingdom........................................................       204,247        145,507        119,169
  Western Europe........................................................        91,957         47,572         33,854
  Other.................................................................         7,634          3,893          2,333
                                                                              --------       --------       --------
          Total.........................................................      $815,303       $612,039       $493,927
                                                                              --------       --------       --------

Reconciliation of EBIT to Income (Loss) from Operations:
  Total EBIT for operating groups.......................................      $116,885       $ 55,635       $ 48,547
  Compensation to stockholders..........................................        (1,315)       (28,060)       (17,279)
  ESOP expense..........................................................            --         (5,411)        (6,553)
  Recapitalization costs................................................            --         (1,889)            --
  Acquisition and related costs.........................................       (65,863)       (39,430)            --
                                                                              --------       --------       --------
  Income (loss) from operations.........................................      $ 49,707       $(19,155)      $ 24,715
                                                                              --------       --------       --------

                           SNYDER COMMUNICATIONS, INC.

21. Selected Quarterly Financial Data (unaudited, in thousands, except per share data):

  The following table summarizes financial data by quarter for the Company for 1998 and 1997, giving effect to the Acquisitions as if they had occurred at the beginning of the earliest period presented.

                                                                                  1998 Quarter Ended
                                                      --------------------------------------------------------------------------
                                                        March 31       June 30      September 30     December 31       Total
                                                      ------------   ------------   --------------   -------------   -----------
Revenues............................................      $176,940       $202,562         $209,818        $225,983      $815,303
Gross profit........................................        58,680         66,673           65,112          70,781       261,246
Net income (loss)...................................        (8,628)        17,794           10,664           2,976        22,806
Net income (loss) per share (diluted) (a)...........         (0.13)          0.25             0.15            0.04          0.32
Pro forma net income (loss).........................       (10,624)        17,391           10,182           3,196        20,145
Pro forma net income (loss) per share (diluted) (a).         (0.16)          0.24             0.14            0.04          0.28
Pro forma net income, excluding nonrecurring
 acquisition and related costs and compensation to
 stockholders.......................................        14,919         17,676           19,109          21,645        73,349

Pro forma net income, excluding nonrecurring
 acquisition costs and compensation to stockholders
 per share (diluted)................................          0.21           0.25             0.26            0.30          1.02
                                                                          1997 Quarter Ended
                                                      --------------------------------------------------------------------------
                                                        March 31       June 30      September 30     December 31       Total
                                                      ------------   ------------   --------------   -------------   -----------
Revenues............................................      $135,795       $148,027         $152,859        $175,358      $612,039
Gross profit........................................        41,148         46,372           45,860          48,414       181,794
Income (loss) from continuing operations............        (9,117)         9,272          (18,393)         (7,116)      (25,354)
Income (loss) from continuing operations per share
(diluted) (a).......................................         (0.15)          0.14            (0.29)          (0.11)        (0.40)
Net income (loss)...................................        (9,675)         8,649          (18,692)         (7,143)      (26,861)
Net income (loss) per share (diluted) (a)...........         (0.15)          0.13            (0.30)          (0.11)        (0.42)
Pro forma net income (loss) from continuing
 operations.........................................       (10,440)         7,591          (18,236)         (8,806)      (29,891)
Pro forma net income (loss) from continuing
 operations per share (diluted).....................         (0.17)          0.12            (0.29)          (0.13)        (0.47)
Pro forma net income (loss).........................       (10,773)         7,219          (18,415)         (8,822)      (30,791)
Pro forma net income (loss) per share (diluted).....         (0.17)          0.11            (0.29)          (0.13)        (0.48)
Pro forma net income from continuing operations,
 excluding nonrecurring acquisition and related
 costs, ESOP expense, recapitalization costs and
 compensation to stockholders.......................         7,532          9,637            9,046           4,820        31,035
Pro forma net income from continuing operations,
 excluding nonrecurring acquisition and related
 costs, ESOP expense, recapitalization costs and
 compensation to stockholders per share
(diluted) (a).......................................          0.12           0.15             0.14            0.07          0.47

  The pro forma amounts include a provision for federal and state income taxes as if the Company had been a taxable C corporation for all periods presented.

  (a) The sum of these amounts does not equal the annual amount because the quarterly calculations are based on varying numbers of shares outstanding.

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

                                Price Waterhouse
                                Chartered Accountants and Registered Auditors
Bristol, England
May 30, 1997

               REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS

Board of Directors and Stockholders
American List Corporation

  We have audited the consolidated balance sheet of American List Corporation and Subsidiaries as of February 28, 1997, and the related consolidated statements of earnings, stockholders' equity and cash flows for the year then ended (not presented separately herein). These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

  We conducted our audit in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall consolidated financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

  In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of American List Corporation and Subsidiaries as of February 28, 1997, and the consolidated results of their operations and their consolidated cash flows for the year then ended in conformity with generally accepted accounting principles.

                                Grant Thornton LLP
Melville, New York
April 11, 1997

                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

To Snyder Communications, Inc.:

We have audited in accordance with generally accepted auditing standards, the consolidated financial statements of Snyder Communications, Inc. included in this Form 10-K filing and have issued our report thereon dated February 3, 1999. Our audits were made for the purpose of forming an opinion on the basic consolidated financial statements taken as a whole. Schedule II Valuation and Qualifying Accounts included in this Form 10-K is the responsibility of the Company's management and is presented for purposes of complying with the Securities and Exchange Commission's rules and is not part of the basic consolidated financial statements. This schedule has been subjected to the auditing procedures applied in the audits of the basic consolidated financial statements and, in our opinion based on our audits and the reports of other auditors, fairly states in all material respects the financial data required to be set forth therein in relation to the basic consolidated financial statements taken as a whole.

                                    ARTHUR ANDERSEN LLP
Washington, D.C.
February 3, 1999

                          SNYDER COMMUNICATIONS, INC.


                                  SCHEDULE II
                       VALUATION AND QUALIFYING ACCOUNTS
                  YEARS ENDED DECEMBER 31, 1998, 1997 AND 1996

                                 (IN THOUSANDS)



                                  Balance at   Additions Charged     Deductions from Reserve                     Balance at
                                  Beginning       to Cost and         for Purpose for which      Translation    End of Year
                                   of Year          Expense            Reserve was Created        Adjustment
                                 -----------   -----------------   --------------------------   -------------   ------------
1998 allowance for doubtful
 accounts                               7,817           3,482                  1,395                        98        10,002
1997 allowance for doubtful
 accounts                               2,512           6,868                  1,686                       123         7,817
1996 allowance for doubtful
 accounts                               1,757           1,177                    482                        59         2,512

                                  Balance at   Additions Charged     Deductions from Reserve                     Balance at
                                  Beginning       to Cost and         for Purpose for which      Translation    End of Year
                                   of Year          Expense            Reserve was Created        Adjustment
                                 -----------   -----------------   --------------------------   -------------   ------------
1998 accrual for integration
 activities                                --          13,279                  2,988                        --        10,291
1997 accrual for integration
 activities                                --              --                     --                        --            --
1996 accrual for integration
 activities                                --              --                     --                        --            --


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

        Consolidated Balance Sheet as of December 31, 1998 and 1997

        Consolidated Statement of Income for the years ended December 31, 1998, 1997 and 1996

        Consolidated Statement of Equity for the years ended December 31, 1998, 1997 and 1996

        Consolidated Statement of Cash Flows for the years ended December 31, 1998, 1997 and 1996

        Notes to Consolidated Financial Statements

    2. The following financial statement schedule is filed under "Item 8. Financial Statements and Supplementary Data."

        Schedule II - Valuation and Qualifying Accounts

        All other schedules are omitted because they are not applicable or are not required under Regulation S-X.

3. The following exhibits are filed herewith or are incorporated herein by reference, as indicated.


Exhibit                                             Description                                         Page
-------------  --------------------------------------------------------------------------------------  -------
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

          2.6  Agreement and Plan of Merger, dated as of March 25, 1998, by and among the Company,
               Snyder AR Acquisition, LLC, Arnold Communications, Inc. and the Stockholders of
               Arnold Communications, Inc. (Incorporated by reference to Exhibit 2.1 to the
               Company's Form 8-K dated March 25, 1998).

          2.7  Agreement and Plan of Merger, dated as of August 26, 1998, by and among the Company,
               Synder CC Acquisition, Inc. and Clinical Communications Group, Inc. (Incorporated by
               reference to Exhibit 2.1 to the Company's Form 8-K dated August 31, 1998).

          3.1  Certificate of Incorporation of the Company (Incorporated by reference to Exhibit 3.1 forming a part of the Company's Registration Statement on Form S-1 (File No.
               333-7495) filed with the Securities and Exchange Commission under the Securities Act of 1933, as amended).

          3.2  Bylaws of the Company, as amended.

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

           21  Subsidiaries of the Company.

         23.1  Consent of Arthur Andersen LLP.

         23.2  Consent of Grant Thornton LLP.

         23.3  Consent of Price Waterhouse.

           27  Financial Data Schedule.

(b) Reports on Form 8-K

    Form 8-K/A dated August 31, 1998
    Current Report on Form 8-K, dated October 1, 1998
    Current Report on Form 8-K, dated October 31, 1998

---------------
        * Indicates management contract or compensatory plan

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                            SNYDER COMMUNICATIONS, INC.
                               (Registrant)

                                   DANIEL M. SNYDER
                            By /s/__________________________
                            Daniel M. Snyder
                            Chairman and Chief Executive Officer

                                  MARCH 31, 1999
                            Date:___________________________

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

        MARCH 31, 1999          DANIEL M. SNYDER
  Date:_______________      /s/_____________________________
                            Daniel M. Snyder
                            Chairman and Chief Executive Officer

        MARCH 31, 1999          MICHELE D. SNYDER
  Date:_______________      /s/______________________________
                            Michele D. Snyder
                            Vice Chairman, President and
                            Chief Operating Officer

        MARCH 31, 1999          A. CLAYTON PERFALL
  Date:_______________      /s/______________________________
                            A. Clayton Perfall
                            Chief Financial Officer and Director
                            (Principal Financial Officer)

        MARCH 31, 1999          DAVID B. PAUKEN
  Date:_______________      /s/______________________________
                            David B. Pauken
                            Chief Accounting Officer
                            (Principal Accounting Officer)

        MARCH 31, 1999          MORTIMER B. ZUCKERMAN
  Date:_______________      /s/______________________________
                            Mortimer B. Zuckerman
                            Director

        MARCH 31, 1999          FRED DRASNER
  Date:_______________      /s/______________________________
                            Fred Drasner
                            Director

        MARCH 31, 1999          MARK E. JENNINGS
  Date:_______________      /s/______________________________
                            Mark E. Jennings
                            Director

        MARCH 31, 1999          PHILIP GUARASCIO
  Date:_______________      /s/______________________________
                            Philip Guarascio
                            Director

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

          2.6  Agreement and Plan of Merger, dated as of March 25, 1998, by and among the Company,
               Snyder AR Acquisition, LLC, Arnold Communications, Inc. and the Stockholders of Arnold
               Communications, Inc. (Incorporated by reference to Exhibit 2.1 to the Company's Form 8-K dated March 25, 1998).

          2.7  Agreement and Plan of Merger, dated as of August 26, 1998, by and among the Company,
               Snyder CC Acquisition, Inc. and Clinical Communications Group, Inc. (Incorporated by
               refernce to Exhibit 2.1 to the Company's Form 8-K dated August 31, 1998).

          3.1  Certificate of Incorporation of the Company (Incorporated by reference to Exhibit 3.1 forming a part of the Company's Registration Statement on Form S-1 (File No.
               333-7495) filed with the Securities and Exchange Commission under the Securities Act of 1933, as amended).

          3.2  Bylaws of the Company, as amended.

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



Exhibit
Number          Description

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

           21  Subsidiaries of the Company.

         23.1  Consent of Arthur Andersen LLP.

         23.2  Consent of Grant Thornton LLP.

         23.3  Consent of Price Waterhouse.

           27  Financial Data Schedule.

---------------
        * Indicates management contract or compensatory plan