Form 10-Q
period 1999-03-31
SNYDER COMMUNICATIONS INC
filed 1999-04-29
CIK 1017906

                      Securities and Exchange Commission
                            Washington, D.C. 20549

                                   Form 10-Q


[X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended March 31, 1999

                                      or

[ ] Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the Transition Period From _______________ to _______________

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

   Two Democracy Center
   6903 Rockledge Drive
      15/th/ Floor
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

Indicate by check mark whether registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days.  Yes   X     No   __
                                        -----

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Common Stock, $0.001 Par Value, 75,049,282 shares outstanding as of April 26, 1999.

                          SNYDER COMMUNICATIONS, INC.

                                   FORM 10-Q

                                     INDEX

                                                                            Page
PART I.   FINANCIAL INFORMATION

Item 1.   Financial Statements (Unaudited)

  Condensed Consolidated Balance Sheet as of March 31, 1999 and
   December 31, 1998                                                           3

  Condensed Consolidated Statement of Income for the three months ended
   March 31, 1999 and 1998                                                     4

  Condensed Consolidated Statement of Cash Flows for the three months ended
   March 31, 1999 and 1998                                                     5

  Condensed Consolidated Statement of Equity and Comprehensive Income for
   the three months ended March 31, 1999                                       6

  Notes to Condensed Consolidated Financial Statements                         7

Item 2.   Management's Discussion and Analysis of Financial Condition and
          Results of Operations                                               13

Item 3.   Quantitative and Qualitative Disclosures about Market Risk          19

PART II.  OTHER INFORMATION

Item 2.   Change in Securities                                                19

Item 6.   Exhibits and Reports on Form 8-K                                    19

                        PART I.  FINANCIAL INFORMATION

                          SNYDER COMMUNICATIONS, INC.
                     CONDENSED CONSOLIDATED BALANCE SHEET
                                  (UNAUDITED)

                                                                                                 MARCH 31,             DECEMBER 31,
                                                                                                   1999                   1998
                                                                                             ----------------        ---------------
                                                                                                           (in thousands)
ASSETS
Current assets:
    Cash and equivalents                                                                      $       80,692          $      81,344
    Marketable securities                                                                                  -                    612
    Accounts receivable, net of allowance for doubtful accounts of $8,866
      and $10,380 at March 31, 1999 and December 31, 1998, respectively                              145,459                127,953
    Receivables from pass through costs                                                               97,675                 89,256
    Unbilled services                                                                                 34,478                 35,748
    Receivables from related parties                                                                     190                    742
    Deferred tax asset                                                                                18,535                 19,546
    Other current assets                                                                              28,435                 26,674
                                                                                             ----------------        ---------------
        Total current assets                                                                         405,464                381,875
                                                                                             ----------------        ---------------
Property and equipment, net                                                                           83,083                 80,873
Goodwill and other intangible assets,net                                                             154,078                153,016
Deferred tax asset                                                                                   100,027                 93,349
Deposits and other assets                                                                              6,221                  9,743
                                                                                             ----------------        ---------------
        Total assets                                                                          $      748,873          $     718,856
                                                                                             ================        ===============

LIABILITIES AND EQUITY
Current liabilities:
    Lines of credit                                                                           $        2,133          $       2,023
    Current maturities of long-term debt                                                               1,063                  1,085
    Accrued payroll                                                                                   28,600                 27,997
    Accounts payable                                                                                 123,516                126,754
    Accrued expenses                                                                                 137,074                133,466
    Client advances                                                                                   12,023                 14,384
    Unearned revenue                                                                                  28,538                 23,387
                                                                                             ----------------        ---------------
         Total current liabilities                                                                   332,947                329,096
                                                                                             ----------------        ---------------
Related party borrowings, net of current maturities                                                    8,628                  8,924
Long-term obligations under capital leases                                                             1,570                  1,750
Long-term debt, net of current maturities                                                              2,776                  3,089
Other liabilities                                                                                      7,492                  7,686
                                                                                             ----------------        ---------------
         Total liabilities                                                                           353,413                350,545
                                                                                             ----------------        ---------------
Commitments and contingencies:
Redeemable ESOP stock, 88 shares outstanding as of March 31, 1999
 and December 31, 1998, respectively                                                                   2,425                  2,960

Equity:
Preferred stock, $.001 par value, 5,000 shares authorized, none issued
  and outstanding at March 31, 1999 and December 31, 1998, respectively                                    -                      -
Common stock, $.001 par value, 400,000 shares authorized,
  74,985 and 74,516 shares issued and oustanding at
  March 31, 1999 and December 31, 1998, respectively                                                      75                     75
Additional paid-in capital                                                                           394,231                375,706
Accumulated other comprehensive income (loss)                                                         (1,714)                 1,828
Retained earnings (deficit)                                                                              443                (12,258)
                                                                                             ----------------        ---------------
         Total equity                                                                                393,035                365,351
                                                                                             ----------------        ---------------
         Total liabilities and equity                                                         $      748,873          $     718,856
                                                                                             ================        ===============

  The accompanying notes are an integral part of this condensed consolidated balance sheet.

                          SNYDER COMMUNICATIONS, INC.

                  CONDENSED CONSOLIDATED STATEMENT OF INCOME

                                  (UNAUDITED)


                                                       For the Three Months
                                                           Ended March 31,
                                                           ---------------
                                                       1999              1998
                                                  (in thousands, except per share data)
Net revenues                                      $ 241,326          $ 187,359
Operating expenses:
  Cost of services                                  167,289            126,864
  Selling, general, and administrative expenses      38,073             34,808
  Compensation to stockholders                            -                596
  Acquisition and related costs                       9,554             33,953
                                                  ----------------------------

Income (loss) from operations                        26,410             (8,862)
Interest income, net                                    663                213
                                                  ----------------------------

Income (loss) before income taxes                    27,073             (8,649)
Income tax provision (benefit)                       10,905             (1,646)
                                                  ----------------------------

  Net income (loss)                               $  16,168          $  (7,003)
                                                  ============================

Historical net income (loss) per share:

  Basic net income (loss) per share               $    0.22          $   (0.10)
                                                  ============================

  Diluted net income (loss) per share             $    0.21          $   (0.10)
                                                  ============================

Pro forma net income (loss) per share (Note 6):

  Basic net income (loss) per share               $    0.19          $   (0.14)
                                                  ============================

  Diluted net income (loss) per share             $    0.19          $   (0.14)
                                                  ============================



   The accompanying notes are an integral part of this condensed consolidated statement of income.

                          SNYDER COMMUNICATIONS, INC.
                CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
                                  (UNAUDITED)

                                                                                                          FOR THE THREE MONTHS
                                                                                                             ENDED MARCH 31,
                                                                                                          1999             1998
                                                                                                       -------------   -----------
                                                                                                              (in thousands)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)                                                                                          $ 16,168      $ (7,003)
Adjustments to reconcile net income (loss) to net
    cash provided by (used in) operating activities:
        Depreciation and amortization                                                                         7,156         4,689
        Deferred taxes                                                                                        2,024        (6,798)
        (Gain) loss on disposal of assets                                                                       167           130
        Other                                                                                                   (11)           47
Changes in assets and liabilities:
        Accounts receivable                                                                                 (17,506)      (14,847)
        Accounts receivable, related party                                                                        -          (392)
        Receivables from pass through costs                                                                  (8,419)       (9,616)
        Unbilled services                                                                                     1,270         5,946
        Deposits and other non current assets                                                                 3,522           497
        Other current assets                                                                                 (1,761)          452
        Accrued payroll, accounts payable and accrued expenses                                                1,076        28,337
        Unearned revenue                                                                                      5,151        (4,638)
        Client advances                                                                                      (2,361)       (7,773)
                                                                                                       -------------   -----------
           Net cash provided by (used in) operating activities                                                6,476       (10,969)
                                                                                                       -------------   -----------

CASH FLOWS FROM INVESTING ACTIVITIES:
    Purchase of subsidiaries, net of cash acquired                                                           (4,171)       (4,045)
    Purchases of property and equipment                                                                      (8,470)      (10,618)
    Net sales of marketable securities                                                                          612           354
    Purchase of intangibles                                                                                    (600)         (702)
    Note and net advances to stockholders                                                                         -           276
                                                                                                       -------------   -----------
            Net cash used in investing activities                                                           (12,629)      (14,735)
                                                                                                       -------------   -----------

CASH FLOWS FROM FINANCING ACTIVITIES:
    Proceeds (repayments) on long-term note payable to related parties                                          (70)         (904)
    Distributions and dividends                                                                              (3,450)       (3,263)
    Purchase and retirement of treasury stock                                                                     -        (2,209)
    Net proceeds (repayments) of long term debt                                                              (1,052)        3,658
    Net borrowings (repayments) of line of credit                                                               110        (7,370)
    Payments on capital lease obligations                                                                      (571)         (527)
    Proceeds from exercise of options                                                                        10,940         7,172
    Proceeds from issuance of common stock                                                                        -         6,952
                                                                                                       -------------   -----------
        Net cash provided by financing activities                                                             5,907         3,509
                                                                                                       -------------   -----------
    Effect of exchange rate changes                                                                            (406)          (94)
Net decrease in cash and equivalents                                                                           (652)      (22,289)
Cash and equivalents, beginning of period                                                                    81,344        92,734
                                                                                                       -------------   -----------
Cash and equivalents, end of period                                                                        $ 80,692      $ 70,445
                                                                                                       -------------   -----------

Supplemental disclosure of cash flow information:
    Cash paid during the period for interest                                                               $    360      $    700
    Cash paid for income taxes                                                                                4,260         2,338
Supplemental disclosure of noncash activities:
    Equipment purchased under capital leases                                                                      -           201
    Issuance of shares of common stock for purchase of subsidiaries                                             500        50,717
    Issuance of common stock related to stock appreciation rights                                                 -         3,703
    Tax benefit from the exercise of stock options                                                            1,781         1,829
    Acquisition of property and assumption of debt for common stock                                             204             -
    Issuance of notes for purchase of subsidiary                                                                  -         1,350
    Tax benefit from taxable merger transactions                                                              5,100        44,348

  The accompanying notes are an integral part of this condensed consolidated statement of cash flows.

                          SNYDER COMMUNICATIONS, INC.

      CONDENSED CONSOLIDATED STATEMENT OF EQUITY AND COMPREHENSIVE INCOME
                   FOR THE THREE MONTHS ENDED MARCH 31, 1999

                                  (UNAUDITED)

                                                      COMMON          COMMON        ADDITIONAL       RETAINED
                                                      STOCK          STOCK PAR        PAID-IN        EARNINGS
                                                      SHARES           VALUE          CAPTIAL        (DEFICIT)
                                                 ----------------------------------------------------------------
Balance, December 31, 1998, as previously
 restated for poolings                              74,515,527           $75         $375,706         $(12,258)
Distribution and dividends                                   -                              -           (4,002)
Exercise of stock options and subsidiary
 stock appreciation rights                             436,748             -           12,721                -
Issuance of shares for purchase of
 subsidiaries and property                              32,855             -              704                -
Foreign currency translation adjustment                      -             -                -                -
Unrealized loss on marketable securities                     -             -                -                -
Reclassification of redeemable ESOP stock                    -             -                -              535
Tax benefit from taxable merger
 transaction                                                 -             -            5,100                -
Net income                                                   -             -                -           16,168
                                                 ----------------------------------------------------------------
Comprehensive income                                         -             -                -                -
                                                 ================================================================
Balance, March 31, 1999                             74,985,130           $75         $394,231         $    443
                                                 ================================================================

                                                       ACCUMULATED
                                                          OTHER
                                                      COMPHREHENSIVE                  COMPREHENSIVE
                                                      INCOME (LOSS)         TOTAL         INCOME
Balance, December 31, 1998, as previously
 restated for poolings                                    $    1,828    $  365,351               -
Distribution and dividends                                         -        (4,002)              -
Net proceeds from secondary stock offering                         -             -               -
Exercise of stock options and subsidiary
 stock appreciation rights                                         -        12,721               -
Issuance of shares for purchase of
 subsidiaries and property                                         -           704               -
Foreign currency translation adjustment                       (3,531)       (3,531)         (3,531)
Unrealized loss on marketable securities                         (11)          (11)            (11)
Reclassification of redeemable ESOP stock                          -           535               -
Tax benefit from taxable merger
 transaction                                                       -         5,100               -
Net income                                                         -        16,168          16,168
                                                     ----------------------------------------------
Comprehensive income                                               -             -       $  12,626
                                                     ==============================================
Balance, March 31, 1999                                   $   (1,714)   $  393,035
                                                     ==============================

  The accompanying notes are an integral part of this condensed consolidated statement of equity and comprehensive income.

                          SNYDER COMMUNICATIONS, INC.

             NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                MARCH 31, 1999
                                  (UNAUDITED)

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

During the first quarter of 1999, SNC issued 3,035,622 shares in pooling of interests transactions (the "1999 Mergers"). The transactions include the acquisitions of PromoTech Research Associates and Media Syndication Global. PromoTech Research Associates is a pharmaceutical marketing communications firm that distributes product samples and educational materials to pharmaceutical sales representatives and physicians. Media Syndication Global is a marketing and media services company that provides broad-reaching alternative media solutions.

The accompanying condensed consolidated financial statements have been retroactively restated to reflect the combined financial position and combined results of operations and cash flows of the 1999 Mergers, giving effect to these acquisitions as if they had occurred at the beginning of the earliest period presented (the combined entity will be referred to herein as the "Company"). The condensed consolidated balance sheet for all periods presented gives effect to the conversion of the common stock of entities acquired in the 1999 Mergers to 3,035,622 shares of SNC common stock. Certain amounts previously presented have been reclassified to conform to the March 31, 1999 presentation.

Snyder Communications provides integrated outsourced marketing solutions and operates in three main areas: Direct, Healthcare and Creative Services. Snyder Communications' Direct companies operate primarily under the Brann Worldwide brand, offering comprehensive direct marketing, database modeling, data warehousing, e-commerce, interactive marketing and other technology solutions. Direct also includes targeted product sampling, media services and data compilation. Snyder Healthcare companies provide full-scale marketing services, including strategic consulting, ROI-based pharmaceutical detailing and educational content to pharmaceutical companies. The Creative group operates advertising agencies under the Arnold Communications brand and interactive agencies under the Circle Interactive brand.

The accompanying unaudited condensed consolidated financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission. As a result, certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. The Company believes that the disclosures made are adequate to make the information presented not misleading. The condensed consolidated financial statements reflect all adjustments (consisting of only normal recurring adjustments) which, in the opinion of management, are necessary to present fairly the financial position, results of operations and cash flows of the Company as of March 31, 1999 and for the three months ended March 31, 1999 and 1998. Operating results for the three month period ended March 31, 1999 are not necessarily indicative of the results that may be expected for the year ended December 31, 1999. The unaudited condensed consolidated financial statements should be read in conjunction with the financial statements and footnotes thereto included in the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1998, as filed with the Securities and Exchange Commission.

2. SEGMENT INFORMATION:

Snyder Communications provides sales and marketing solutions for its clients and strives to integrate its service capabilities within as well as across its three operating groups: Direct Services, Healthcare Services and Creative Services. Direct Services provides services centered on marketing and sales programs designed to reach certain, sometimes targeted, consumer groups through strategic planning and consulting services, direct marketing, proprietary sampling programs, field sales, teleservices, database mailings, information displays and interactive services. Healthcare Services focuses on providing outsourced pharmaceutical detailing, sales force training, marketing plan design and evaluation services, and healthcare educational, marketing and publishing services. Creative Services establishes brand awareness for clients through advertising, creative design, public relations, media placement and interactive services.

The Company evaluates performance based on earnings before interest and taxes
(EBIT) from the combined subsidiaries in each operating group, excluding nonrecurring acquisition and related costs, and compensation to stockholders. Sales between operating groups are accounted for at fair value as if the sales were to third parties. All activity between the operating groups has been eliminated with respect to revenue and EBIT.

The Company's operating groups are strategic business units that offer different services. They are managed separately because each business requires different marketing, service and pricing strategies. The operating groups are primarily an aggregate of businesses acquired as separate units over the course of time.

                                                                      For the Three Months
                                                                         Ended March 31,
                                                                         1999       1998
                                                                      ----------  ---------
                                                                          (in thousands)
Revenues:
     Direct Services                                                   $123,913   $ 93,873
     Healthcare Services                                                 88,866     68,201
     Creative Services                                                   28,547     25,285
                                                                       --------   --------
         Total                                                         $241,326   $187,359
                                                                       ========   ========

EBIT:
     Direct Services                                                   $ 25,003   $ 16,213
     Healthcare Services                                                 10,511     10,240
     Creative Services                                                    3,621      3,765
     Corporate and Other                                                 (3,171)    (4,531)
                                                                       --------   --------
         Total                                                         $ 35,964   $ 25,687
                                                                       ========   ========

Reconciliation of EBIT to Income (Loss) from Operations

     Total EBIT for operating groups                                   $ 35,964   $ 25,687
     Compensation to stockholders                                             -       (596)
     Acquisition and related costs                                       (9,554)   (33,953)
                                                                       --------   --------
     Income (loss) from operations                                     $ 26,410   $ (8,862)
                                                                       ========   ========

                            March 31,     December 31,
                              1999           1998
                              ----           ----
                                (in thousands)
  Total Assets:
     Direct Services         $327,655      $311,760
     Healthcare Services      216,544       207,722
     Creative Services        185,164       189,804
     Corporate and Other       19,510         9,570
                             --------      --------
         Total               $748,873      $718,856
                             ========      ========

3. BUSINESS COMBINATIONS:

The following details revenues and net income (loss) for each of the three months ended March 31, 1999 and 1998 of SNC and all entities acquired by SNC through pooling of interests combinations ("Pooled Entities") through the dates of their respective mergers. The SNC amounts include the financial results of the original operations of SNC for the entire period and the financial results of the Pooled Entities for the period subsequent to the dates of their respective mergers.

                                               For the Three Months
                                                 Ended March 31,
                                               1999            1998
                                               ----            ----
                                                  (in thousands)
  Revenues:
     SNC                                      $225,649       $107,216
     Pooled Entities                            15,677         80,143
                                              --------       --------
                                              $241,326       $187,359
                                              ========       ========

  Net income (loss):
    SNC                                       $ 16,172       $ (1,105)
    Pooled Entities                                 (4)        (5,898)
                                              --------       --------
                                              $ 16,168       $ (7,003)
                                              ========       ========

During the three months ended March 31, 1999, SNC and the Pooled Entities recorded $6.6 million and $3.0 million, respectively, in nonrecurring acquisition and related costs. Excluding the nonrecurring acquisition and related costs and assuming that all of the Pooled Entities had been taxed similarly to C corporations, SNC and the Pooled Entities would have recorded approximately $21.1 million and $1.6 million, respectively in net income for the three months ended March 31, 1999 for a combined basic and diluted net income excluding non-recurring costs per share of $0.30.

During the three months ended March 31, 1998, SNC and the Pooled Entities recorded $16.9 million and $17.0 million in nonrecurring acquisition and related costs. Additionally for the three months ended March 31, 1998, the Pooled Entities recorded $0.6 million of nonrecurring compensation to stockholders. Excluding the nonrecurring costs and assuming that all of the Pooled Entities had been taxed similarly to C corporations, SNC would have recorded approximately $8.3 million in net income for the three months ended March 31, 1998 and the Pooled Entities would have recorded approximately $7.7 million in net income for the same period for a combined basic and diluted net income excluding nonrecurring costs per share of $0.23 and $0.22, respectively.

During the first quarter of 1998 SNC acquired CLI Pharma (March 25, 1998) and HealthCare Promotions ("HCP") (February 13, 1998) in transactions which have been accounted for as purchase business combinations. The total consideration paid for first quarter 1998 purchase business combinations was approximately $78.9 million consisting of 1,223,688 shares of SNC common stock and $9.4 million in net cash.

The purchase business combinations have resulted in additional goodwill of approximately $70.9 million.

The following table presents pro forma financial information as if the Company's 1998 purchase business combinations had been consummated at the beginning of each of the periods presented and all of the Company's operations had been taxed similarly to a C corporation:

                                                      For the Three Months
                                                         Ended March 31,
                                                        1999        1998
                                                        ----        ----
                                                         (in thousands)
     Pro forma revenues                                $241,326   $197,421
     Pro forma net income (loss)                         14,491     (9,301)
     Pro forma basic net income (loss) per share       $   0.19   $  (0.13)
     Pro forma diluted net income (loss) per share     $   0.19   $  (0.13)

During the three months ended March 31, 1999, the Company recorded $9.6 million in nonrecurring acquisition and related costs in conjunction with the consummation of the Company's mergers with the Pooled Entities. Excluding the nonrecurring acquisition and related costs, the Company would have recorded $22.7 million in pro forma net income for the three months ended March 31, 1999 and pro forma basic and diluted net income per share of $0.30 for the period.

During the three months ended March 31, 1998, the Company recorded $34.5 million in nonrecurring acquisition and related costs and compensation to stockholders in conjunction with the consummation of the Company's mergers with the Pooled Entities. Excluding these nonrecurring costs, the Company would have recorded $16.0 million in pro forma net income for the three months ended March 31, 1998 and pro forma basic and diluted net income per share of $0.23 and $0.22, respectively, for the period.


4. ACQUISITION AND RELATED COSTS:

The Company recorded $9.6 million in nonrecurring acquisition and related costs during the three months ended March 31, 1999. These costs are primarily related to the consummation of the 1999 Mergers and consist of investment banking fees, other professional service fees, and other contractual payments. In addition, this amount includes a charge of approximately $2.3 million for costs necessary to consolidate and integrate certain of the Company's acquired operations in the U.S. and the U.K. The Company is integrating acquired subsidiaries that provide similar services within the same geographic regions. Under the Company's plan initiated in the fourth quarter of 1998, approximately thirteen locations have been consolidated into six, and the efforts will not have a significant impact on the Company's workforce. The Company expects these integration activities to be substantially complete by the third quarter of 1999. The charge recorded in the first quarter of 1999 consists of $1.3 million of severance and other costs associated with the termination of 24 employees, and $1.0 million of fees incurred for consulting services and other costs related to these integration activities. In 1998, the Company recorded approximately $13.3 million of costs to consolidate and integrate certain of the Company's operations, including costs associated with the termination of 239 employees. As of March 31, 1999, 128 employees had terminated employment with the Company and $7.0 million had been charged against the total liability of $15.6 million, including $3.1 million in severance and related payments.

The Company recorded $34.0 million in nonrecurring acquisition and related costs during the three months ended March 31, 1998. These costs are primarily related to the consummation of pooling of interests transactions in the first quarter of 1998 and consist primarily of investment banking fees, other professional service fees and other contractual payments. In addition, this amount includes a charge of approximately $4.8 million for costs necessary to consolidate and integrate certain of the Company's acquired operations in the U.S. and the U.K.

5. INCOME TAXES:

The Company's effective tax rate for the three months ended March 31, 1999 and 1998 differs from the federal statutory rate due primarily to the nondeductibility of certain nonrecurring acquisition costs, state income taxes, the different tax status of certain of the Pooled Entities prior to their merger with SNC and different statutory rates for the Company's international operations.

6. PRO FORMA INCOME DATA:

The pro forma net income (loss) per share amounts include a provision for federal and state income taxes as if the Company had been a taxable C corporation for all periods presented. The pro forma income tax rate on the Company's recurring operations reflects the combined federal, state, and foreign income taxes of approximately 38.00 percent and 38.39 percent for the three months ended March 31, 1999 and 1998, respectively. The pro forma income tax rates in the table below differ from the pro forma income tax rates on the Company's recurring operations due to the nondeductibility of certain of the acquisition and related costs. The Company's March 31, 1999 and 1998 tax provisions exceed the Company's statutory rate due to the recognition of certain acquisition and related costs which are not deductible for income tax purposes.

The table below presents this pro forma calculation of net income (loss):

                                                      For the Three Months
                                                         Ended March 31,
                                                        1999         1998
                                                        ----         ----
Pro forma net income (loss) data:                        (in thousands)

Historical income (loss) before income taxes          $ 27,073     $(8,649)
Pro forma provision for income taxes                   (12,582)     (1,086)
                                                      --------     -------

Pro forma net income (loss)                           $ 14,491     $(9,735)
                                                      ========     =======

7.  DEBT - LINE OF CREDIT:

In April 1999, the Company entered into a $25 million, one-year unsecured revolving credit facility (the "Credit Facility") with a bank (the "Lending Bank"). Availability under the Credit Facility is subject to the Company's compliance with various financial ratios, operating covenants and other customary conditions. Interest on amounts borrowed under the Credit Facility is based on either the London Interbank Offered Rate, the Lending Bank's base rate of interest or the federal funds rate. On April 28, 1999, there were no outstanding borrowings under the Credit Facility.

8.  ACCUMULATED OTHER COMPREHENSIVE INCOME:

Accumulated other comprehensive income includes the cumulative amounts for foreign currency translation adjustments and unrealized gains and losses on marketable securities. The cumulative foreign currency translation adjustment was ($1,713,494) and $1,817,697 as of March 31, 1999 and December 31, 1998,
respectively. The cumulative gain on marketable securities was $0 and $10,849 as of March 31, 1999 and December 31, 1998, respectively.

9. NET INCOME PER SHARE:

A reconciliation of the shares used to compute basic and diluted earnings per share follows. For each of the periods presented, the same net income used to compute basic earnings per share was used to compute diluted earnings per share.

                                                      For the Three Months
                                                        Ended March 31,
                                                          1999    1998
                                                          ----    ----
                                                         (in thousands)
Weighted average shares outstanding for the period
  used in computation of basic net income per share....  74,806  70,749
Dilutive impact of stock options.......................   1,828      --
                                                         ------  ------
Shares used in computation of diluted net income per
  share................................................  76,634  70,749

For the three months ended March 31, 1999 and 1998, weighted average common stock equivalents of 40,700 and 2,396,202, respectively, are not included in the calculation of diluted net income per share because they were antidilutive for the period.

                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                 FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion of the Company's results of operations and of its liquidity and capital resources is based upon the Company's condensed consolidated financial statements. The entities with which the Company has entered into mergers accounted for as poolings of interests for financial reporting purposes will be collectively referred to as the "Pooled Entities" and their mergers will be referred to herein as the "Acquisitions". The condensed consolidated financial statements have been retroactively restated to reflect the combined financial position and the combined results of operations and cash flows of the Pooled Entities for all periods presented, giving effect to the Acquisitions as if they had occurred at the beginning of the earliest period presented. The following discussion should be read in conjunction with the condensed consolidated financial statements of the Company and related notes thereto included elsewhere in this Quarterly Report on Form 10-Q.

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

The Company increased the scope of services and the geographic presence of the Direct Services group with the completion of strategic acquisitions. During the first quarter of 1999, the Company issued 2,470,341 shares in a pooling of interests transaction with Media Syndication Global. Throughout 1997 and 1998, the Company issued 16,070,615 shares in pooling of interests transactions with companies that provide direct services. In the first quarter of 1999, Brann Worldwide was created through the combination of Brann, Ltd., Blau Marketing Technologies, Response Marketing Group, Snyder Direct Services and National Retail Services. Brann Worldwide provides full-scale direct marketing and sales solutions. The broad range of services provided by Brann Worldwide includes traditional direct marketing, interactive, e-commerce, database management, data modeling, response tracking, field sales and marketing, and teleservices. Direct Services also includes targeted product sampling, proprietary publications, comprehensive databases, media services and cooperative mailings.

The Company created its Healthcare Services group in January 1997 in a merger transaction with a U.S. provider of pharmaceutical sales and marketing services. During the first quarter of 1999, the Company issued 565,281 shares in a pooling of interests transaction with PromoTech Research Associates. Throughout 1997 and 1998, the Company issued 11,375,420 shares in pooling of interests transactions with companies that provide healthcare services. Snyder Healthcare Sales - U.S. offers the services of over 2,850 account executives and managers in the U.S. and provides outsourced pharmaceutical sales and marketing services to some of the world's premier pharmaceutical companies. Snyder Healthcare Services - U.K. retains the services of over 630 account executives and managers and provides outsourced pharmaceutical sales and marketing services to many leading pharmaceutical manufacturers. Snyder Healthcare Services - France utilizes over 850 account executives and managers to provide pharmaceutical sales and marketing services in France. MKM provides outsourced pharmaceutical sales and marketing services in Germany with a network of 485 technically trained representatives. Snyder Healthcare Communications, which includes the recent acquisition of PromoTech, provides a complete range of healthcare educational services with specialties in educational research, marketing and publishing for the pharmaceutical industry. Health Products Research provides strategic and tactical sales force market planning and evaluation services, including sales marketing resource allocation, sales force planning and the integration and evaluation of sales and marketing promotions to many leading pharmaceutical and medical device manufacturers.

The creative services offered by the Company were established with its March 1998 acquisition of Arnold Communications, Inc. ("Arnold") and were further expanded with the acquisition of Partners BDDH ("BDDH"). The Company issued 3,572,497 shares in the pooling of interests transactions with Arnold and BDDH. Arnold operates primarily in the U.S. and is a full-service marketing communications firm that provides creative services, new media marketing, interactive services, database management services and full-service public relations to a roster of recognized national and international corporations. Circle Interactive, the Company's interactive services unit, is the primary provider of interactive services. BDDH operates primarily in the U.K. and is a full-service advertising agency that provides creative services and new media marketing.

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

Selling, general and administrative expenses consist primarily of costs associated with administrative functions, such as finance, accounting and human resources, as well as personnel costs of senior management not specifically associated with client services.

Compensation to stockholders consists of excess compensation paid to certain stockholders of acquired companies prior to their respective mergers with the Company. The amount by which the historical compensation of these stockholders exceeds that provided in their employment contracts with the Company has been classified as compensation to stockholders.

Acquisition and related costs consist primarily of investment banking fees, other professional service fees, certain tax payments and other contractual payments resulting from the consummation of the Company's pooling of interests transactions, as well as the costs of integrating certain of the Company's acquired operations.

The following sets forth, for the periods indicated, certain components of the Company's income statement data, including such data as a percentage of revenues. Pro forma net income includes a provision for income taxes as if all operations of the Company had been taxed as a C corporation for all periods presented. Pro forma net income excluding nonrecurring costs represents net income adjusted to reflect a provision for income taxes as if the Company had been taxed similarly to a C corporation for all periods presented and the elimination of compensation to stockholders and acquisition and related costs. Compensation to stockholders and acquisition and related costs are considered to be nonrecurring by the Company, because the Company's current operations will not result in any compensation to stockholders or acquisition and related costs in future periods.

                                                                  For the Three Months
                                                                     Ended March 31,
                                                     ------------------------------------------------
                                                              1999                      1998
                                                     ----------------------    ----------------------
                                                                 (dollars in thousands)

Net revenues                                         $ 241,326        100.0%   $ 187,359        100.0%

Cost of services                                       167,289         69.3      126,864         67.7
Selling, general, and administrative expenses           38,073         15.8       34,808         18.6
Compensation to stockholders                                 -            -          596          0.3
Acquisition and related costs                            9,554          4.0       33,953         18.1
                                                     ---------    ---------    ---------    ---------
Income (loss) from operations                        $  26,410         10.9    $  (8,862)        (4.7)

Interest income, net                                       663          0.3          213          0.1
Income tax provision (benefit)                          10,905          4.5       (1,646)        (0.9)
                                                     ---------    ---------    ---------    ---------

Net income (loss)                                    $  16,168          6.7%   $  (7,003)       (3.70)%
                                                     =========    =========    =========    =========
Pro forma net income (loss)                          $  14,491          6.0%   $  (9,735)       (5.20)%
                                                     =========    =========    =========    =========
Pro forma net income excluding non-recurring costs   $  22,709          9.4%   $  15,957          8.5%
                                                     =========    =========    =========    =========

Revenues. Revenues increased $53.9 million, or 28.8%, to $241.3 million in the first quarter of 1999 from $187.4 million in the first quarter of 1998. The increase in revenues for the quarter ended March 31, 1999 was due primarily to increased sales volumes within the Direct Services and Healthcare Services operating groups.

Revenues in the Direct Services group increased $30.0 million, or 32.0%, to $123.9 million in the first quarter of 1999 and accounted for 56% of the Company's total increase in revenues for the first quarter of 1999. The Direct Services group experienced growth in the services provided primarily to existing customers during the three months ended March 31, 1999. Services increased most to customers for which the Direct Services group provides full-scale direct marketing and sales solutions.

Revenues in the Healthcare Services group increased $20.7 million, or 30.4%, to $88.9 million in the first quarter of 1999 and accounted for 38% of the Company's total increase in revenues for the first quarter of 1999. Nearly all of the revenue growth was achieved at the Company's US and France Healthcare Sales organizations. This includes revenue growth resulting from the acquisitions of Healthcare Promotions and CLI Pharma. Healthcare Promotions has been integrated into Snyder Healthcare Sales - U.S., and CLI Pharma has been integrated into Snyder Healthcare Services - France.

Revenues in the Creative Services group increased $3.3 million, or 12.9%, to $28.6 million in the first quarter of 1999 and accounted for 6% of the Company's total increase in revenues for the first quarter of 1999. Revenue growth was due primarily to an increase in services provided to existing customers.

Cost of Services. Cost of services increased $40.4 million, or 31.8%, to $167.3 million in the first quarter of 1999 from $126.9 million in the first quarter of 1998. Cost of services as a percentage of revenues increased to 69.3% in the first quarter of 1999 from 67.7% in the first quarter of 1998 due primarily to increases within the Healthcare and Creative Services groups.

Cost of services in the Direct Services group increased $19.2 million, or 31.9%, to $79.4 million in the first quarter of 1999 and accounted for 48% of the Company's total increase in cost of services. Cost of services as a percentage of revenues was 64.1% in both the first quarter of 1999 and the first quarter of 1998. In the first quarter of 1999, cost of services as a percentage of revenues was favorably impacted by a fee of $3.8 million, net of related expenses, that was received for termination of certain services under an existing contract.

Cost of services in the Healthcare Services group increased $18.4 million, or 37.3%, to $67.8 million in the first quarter of 1999 and accounted for 45% of the Company's total increase in cost of services. Cost of services as a percentage of revenues increased to 76.3% in the first quarter of 1999 from 72.4% in the first quarter of 1998. Cost of sales as a percentage of revenues increased in both the healthcare sales and strategy components of the Healthcare Services group due in part to start-up costs.

Cost of services in the Creative Services group increased $2.8 million, or 16.2%, to $20.1 million in the first quarter of 1999 and accounted for 7% of the Company's total increase in cost of services. Cost of services as a percentage of revenues increased to 70.3% in the first quarter of 1999 from 68.4% in the first quarter of 1998. The increase in cost of services as a percentage of revenues is due to variations in the overall mix of services provided.

Selling, General and Administrative Expenses. Selling, general and administrative expenses increased $3.3 million, or 9.5%, to $38.1 million in the first quarter of 1999 from $34.8 million in the first quarter of 1998. Selling, general and administrative expenses as a percentage of revenues decreased to 15.8% in the first quarter of 1999 from 18.6% in the first quarter of 1998. Overhead costs have been closely monitored in all areas of the Company, and selling, general and administrative expenses as a percentage of revenues decreased in each of the service groups as well as at corporate.

Selling, general and administrative expenses in the Direct Services group increased $2.0 million, or 11.4%, to $19.5 million in the first quarter of 1999. Selling, general and administrative expenses as a percentage of revenues decreased to 15.7% in the first quarter of 1999 from 18.6% in the first quarter of 1998 and is attributed primarily to U.S. operations.

Selling, general and administrative expenses in the Healthcare Services group increased $2.0 million, or 23.5%, to $10.5 million in the first quarter of 1999. Selling, general and administrative expenses as a percentage of revenues remained fairly constant at 11.8% in the first quarter of 1999 and 12.6% in the first quarter of 1998.

Selling, general and administrative expenses in the Creative Services group increased $0.6 million, or 14.3%, to $4.8 million in the first quarter of 1999. Selling, general and administrative expenses as a percentage of revenues remained fairly constant at 16.8% in the first quarter of 1999 and 16.6% in the first quarter of 1998.

Corporate selling, general and administrative expenses decreased $1.3 million, or 28.9%, to $3.2 million. Corporate selling, general and administrative expenses as a percentage of revenues decreased to 1.3% in the first quarter of 1999 from 2.4% in the first quarter of 1998. The Company's operations have been decentralized since the first quarter of 1998.

Compensation to Stockholders. No compensation to stockholders was recorded in the three months ended March 31, 1999. Compensation to stockholders was $0.6 million in the three months ended March 31, 1998. Compensation to stockholders reflects compensation paid to certain stockholders of acquired companies prior to their respective mergers with the Company that is in excess of the compensation provided for in their employment contracts with the Company. No compensation to stockholders is recorded subsequent to an acquisition by the Company.

Acquisition and Related Costs. The Company recorded $9.6 million in acquisition and related costs during the three months ended March 31, 1999. These costs include $7.3 million related to the consummation of pooling of interests transactions during the quarter and $2.3 million related to the consolidation and integration of certain of the Company's acquired operations. The Company recorded $34.0 million in acquisition and related costs during the three months ended March 31, 1998, and these costs were related to the consummation of pooling of interests transactions during the three months ended March 31, 1998. The Company completed two pooling of interests transactions valued at approximately $93 million during the three months ended March 31, 1999 and completed six pooling of interests transactions valued at approximately $299 million during the three months ended March 31, 1998.

Interest Income, net. The Company recorded net interest income of $0.7 million and $0.2 million in the three months ended March 31, 1999 and 1998, respectively. Actual interest income was $1.0 million and $1.2 million for the three months ended March 31, 1999 and 1998, respectively. Net interest income increased due to a decrease in interest expense during the three months ended March 31, 1999. Interest expense during the three months ended March 31, 1998 includes interest on debt at acquired companies prior to their acquisition by the Company which was repaid by the Company subsequent to the acquisitions.

Income Tax Provision. The Company recorded a tax provision of $10.9 million in the three months ended March 31, 1999. The Company's effective tax rate on its recurring operations is approximately 38% for the three months ended March 31, 1999. The actual tax provision recorded differs from the effective rate due to the nondeductibility of certain of the nonrecurring costs recorded during the period as well as the tax status of certain of the acquired companies prior to their mergers with the Company.

Net Income (Loss). Net income increased $23.2 million, or 331%, to $16.2 million in the first quarter of 1999 from a loss of $7.0 million in the first quarter of 1998 due primarily to the Company's overall growth and the decrease in nonrecurring acquisition and related costs.

Pro forma net income excluding nonrecurring costs increased $6.7 million, or 41.9%, to $22.7 million in the first quarter of 1999 from $16.0 million in the first quarter of 1998. Pro forma diluted net income excluding nonrecurring costs per share increased $0.08, or 36.4%, to $0.30 in the first quarter of 1999 from $0.22 in the first quarter of 1998. The increase in pro forma net income excluding nonrecurring costs is due primarily to the growth in revenues and the reduced overhead costs, offset by the decrease in gross margins.

LIQUIDITY AND CAPITAL RESOURCES

At March 31, 1999, the Company had $80.7 million in cash and equivalents. Cash and equivalents decreased $0.6 million during the three months ended March 31, 1999, due to the $6.5 million provided by operating activities, and the $5.9 million provided by financing activities offset by the $12.6 million used in investing activities and the $0.4 million effect of changes in the exchange rate. The $5.9 million in cash provided by financing activities consists primarily of the proceeds received from the exercise of stock options offset by distributions at acquired companies prior to their merger with the Company and net repayments of debt. The $12.6 million in cash used in investing activities consists primarily of capital expenditures and the purchases of subsidiaries.

The Company expects to continue to grow through both internal expansion and complementary acquisitions. The Company believes that its cash and equivalents, as well as the cash provided by operations, will be sufficient to fund its current operations and planned capital expenditures. To the extent that the consideration paid for future acquisitions does not include securities of the Company, acquisitions will initially be financed using excess cash and equivalents, but depending on the amount necessary to complete an acquisition, additional financing may be required. Effective April 1999, the Company has an additional $25 million line of credit available.

The Company is undergoing an assessment of its current systems and equipment and is in the process of making the modifications necessary to address the issues presented by the Year 2000. The Company has identified certain systems within its Direct Services and Healthcare Services groups that are not yet compliant with the Year 2000. Modifications have already begun on all of these systems. The Company expects to incur no more than $3.0 million in capital expenditures on system upgrades which are designed in part to address specific Year 2000 requirements. Approximately $2.4 million was incurred through March 31, 1999. The Company began testing its systems for compliance with the Year 2000 in 1997 and expects testing to be completed on its current systems by the middle of 1999. Although the Company believes that it will achieve Year 2000 compliance for its systems prior to January 1, 2000 without incurring significant additional costs, there can be no assurance that such compliance will be achieved or that it will be achieved without additional significant costs. If Year 2000 compliance cannot be confirmed subsequent to making the necessary modifications, the Company intends to seek other compliant systems for itself or to develop other contingency arrangements. To the extent that additional acquisitions are consummated, the Company will need to evaluate how the Year 2000 will impact its future acquirees.

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

Item 3.   Quantitative and Qualitative Disclosures About Market Risk.

          At March 31, 1999, the Company had approximately $13.0 million of long-term debt. Based upon the relative insignificance of long-term debt to the Company's financial position, the Company does not believe that it has significant exposure to the volatility of interest rates. Approximately 33% of the Company's revenues are earned outside of the United States, with the majority earned in the United Kingdom and the remainder earned largely in France and Germany. All foreign operations incur both income and expenses in their local currency, and accordingly, the Company does not believe it has significant economic exposure to fluctuations in foreign exchange rates. Because the Company is required to report its foreign operations as if they had been incurred in U.S. dollars, fluctuations in foreign exchange rates could have a detrimental impact on the reported financial results under Generally Accepted Accounting Principles. The Company does not currently engage in hedging or other market risk management tools.

PART II.  OTHER INFORMATION

Item 2.   Changes in Securities.

    (c) In March 1999, the Company issued 3,053,772 shares of its common stock in connection with the acquisitions of privately held companies. All of the entities acquired became wholly owned subsidiaries of the Company. The shares were restricted and contained a legend against transfer. The issuance of the shares was effected without registration in reliance upon the exemption available under Section 4 (2) of the Securities Act.

Item 6.   Exhibits and Reports on Form 8-K.

    (a)   Exhibits

          4.1 Pursuant to Regulation S-K Item 601 (b) (iii), the Company by this filing agrees, upon request, to furnish to the Securities and Exchange Commission a copy of other instruments defining the rights of holders of long-term debt of the Company

          27.1 Financial Data Schedule

    (b)   Reports on Form 8-K

          (1)  Current Report on Form 8-K, Item 5, filed on March 2, 1999

          (2) Current Report on Form 8-K, Item 5, filed on March 19, 1999, including financial statements as of and for the three years ended December 31, 1998

                                  SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                             SNYDER COMMUNICATIONS, INC.
                                                      (Registrant)

     Date: April 28, 1999                    /s/ Michele D. Snyder
           __________________________        _________________________________
                                             Michele D. Snyder
                                             Vice Chairman, President and
                                             Chief Operating Officer
                                             (Duly Authorized Officer)

     Date: April 28, 1999                    /s/ A. Clayton Perfall
           __________________________        _________________________________
                                             A. Clayton Perfall
                                             Chief Financial Officer
                                             (Principal Financial Officer)