Form 10-Q/A
period 1999-03-31
SNYDER COMMUNICATIONS INC
filed 1999-06-28
CIK 1017906

                       Securities and Exchange Commission
                             Washington, D.C. 20549

                                  Form 10-Q/A

                                Amendment No. 1


[X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended March 31, 1999

                                       or

[ ] Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the Transition Period From ______________________ to _____________________

Commission file number 1-12145

                          SNYDER COMMUNICATIONS, INC.
             (Exact name of registrant as specified in its charter)

            Delaware                                      52-1983617
        (State or other                                 (IRS Employer
        jurisdiction of                              Identification No.)
        incorporation or
         organization)

      Two Democracy Center                                  20817
      6903 Rockledge Drive                                (Zip Code)
           15th Floor
       Bethesda, Maryland
     (Address of principal
       executive office)

                                 (301) 468-1010
              (Registrant's telephone number, including area code)

                                 Not applicable
             (Former name, former address and former fiscal year,
                         if changed since last report)

Indicate by check mark whether registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days.  Yes   X     No
                                         ___         ___

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Common Stock, $0.001 Par Value, 75,049,282 shares outstanding as of April 26,
1999

                          SNYDER COMMUNICATIONS, INC.

                                  FORM 10-Q/A



                               EXPLANATORY NOTE

    This Amendment No. 1 on Form 10-Q/A amends and restates in their entirety the following items of Snyder Communications, Inc.'s Quarterly Report on Form 10-Q for the quarter ended March 31, 1999:



                                     INDEX

                                                                Page
PART  I.  FINANCIAL INFORMATION

    Item 1.   Financial Statements (Unaudited)

      Condensed Consolidated Balance Sheet as of March 31,
       1999 and December 31, 1998                               3

      Condensed Consolidated Statement of Income for the
       three months ended March 31, 1999 and 1998               4


      Condensed Consolidated Statement of Equity and
       Comprehensive Income for the three
       months ended March 31, 1999                              5

      Condensed Consolidated Statement of Cash Flows for
       the three months ended March 31, 1999 and 1998           6


      Notes to Condensed Consolidated Financial Statements      7

    Item 2.   Management's Discussion and Analysis of Financial
               Condition and Results of Operations              13


     PART II.  OTHER INFORMATION

     Item 6.   Exhibits and Reports on Form 8-K                 18

                        PART I.  FINANCIAL INFORMATION

                          SNYDER COMMUNICATIONS, INC.
                     CONDENSED CONSOLIDATED BALANCE SHEET
                                  (UNAUDITED)

                                                                              March 31,   December 31,
                                                                                 1999         1998
                                                                              ---------   ------------
                                                                                   (in thousands)
Assets
Current assets:
    Cash and equivalents                                                       $ 56,404       $ 47,931
    Marketable securities                                                             -            612
    Accounts receivable, net of allowance for doubtful accounts of $6,393
      and $7,031 at March 31, 1999 and December 31, 1998, respectively           94,759         78,901
    Receivables from pass through costs                                          97,675         86,015
    Unbilled services                                                            10,295         19,708
    Receivables from related parties                                                190            190
    Net assets of discontinued operations - current                              33,594         24,447
    Deferred tax asset                                                           12,341         13,671
    Other current assets                                                         17,651         11,560
                                                                              ---------      ---------
        Total current assets                                                    322,909        283,035
Property and equipment, net                                                      71,329         70,367
Goodwill and other intangible assets,net                                        140,025         72,288
Net assets of discontinued operations - non-current                             112,211         95,280
Deferred tax asset                                                               86,401         86,637
Deposits and other assets                                                         5,493          5,645
                                                                              ---------      ---------
        Total assets                                                           $738,368       $613,252
                                                                              =========      =========
Liabilities and Equity
Current liabilities:
    Lines of credit                                                            $  1,500       $  1,825
    Current maturities of long-term debt                                          1,063          1,085
    Accrued payroll                                                              15,507         13,423
    Accounts payable                                                            116,235        114,541
    Accrued expenses                                                             94,314         80,547
    Client advances                                                               4,783         11,753
    Unearned revenue                                                             18,974         14,535
                                                                              ---------      ---------
         Total current liabilities                                              252,376        237,709
                                                                              ---------      ---------
Related party borrowings, net of current maturities                               8,628          8,924
Long-term obligations under capital leases                                        1,570          1,743
Long-term debt, net of current maturities                                         1,440          1,616
Other liabilities                                                                 3,637          2,922
                                                                              ---------      ---------
         Total liabilities                                                      267,651        252,914
                                                                              ---------      ---------
Commitments and contingencies:
Redeemable ESOP stock, 88 and 90 shares outstanding as of March 31, 1999
 and December 31, 1998, respectively                                              2,425          2,960

Equity:
Preferred stock, $.001 par value, 5,000 shares authorized, none issued
     and outstanding at March 31, 1999 and December 31, 1998, respectively            -              -
Common stock, $.001 par value, 400,000 shares authorized,
74,986 and 71,480 shares issued and oustanding at
      March 31, 1999 and December 31, 1998, respectively                             75             71
Additional paid-in capital                                                      470,117        375,114
Accumulated other comprehensive income (loss)                                    (1,714)         1,829
Retained deficit                                                                   (186)       (19,636)
                                                                              ---------      ---------
         Total equity                                                           468,292        357,378
                                                                              ---------      ---------
         Total liabilities and equity                                          $738,368       $613,252
                                                                              =========      =========

   The accompanying notes are an integral part of this condensed consolidated balance sheet.

                          SNYDER COMMUNICATIONS, INC.

                  CONDENSED CONSOLIDATED STATEMENT OF INCOME

                                  (UNAUDITED)


                                                      For the Three Months
                                                         Ended March 31,
                                                         ---------------
                                                   1999                  1998
                                            ------------------    ------------------
                                             (in thousands, except per share data)

Net revenues                                          $138,081              $109,584
Operating expenses:
Cost of services                                        90,930                71,497
Selling, general, and administrative                    24,168                23,975
 expenses
Compensation to stockholders                                 -                   192
Acquisition and related costs                              709                22,597
                                            ------------------     -----------------

Income (loss) from operations                           22,274                (8,677)
Interest expense                                          (286)                 (441)
Investment Income                                          670                   898
                                            ------------------     -----------------

Income (loss) from continuing operations
         before income taxes                            22,658                (8,220)
Income tax provision (benefit)                           8,832                (3,644)
                                            ------------------     -----------------

Income (loss) from continuing operations                13,826                (4,576)

Income (loss) from discontinued operations,
       net of income taxes                               5,089                (4,052)
                                            ------------------     -----------------

Net income (loss)                                     $ 18,915              $ (8,628)
                                            ==================     =================

Historical net income (loss) per share:

Basic net income (loss) per share
Continuing operations                                 $   0.19              $  (0.07)
Discontinued operations                                   0.07                 (0.06)
                                            ------------------     -----------------
Basic net income (loss) per share                     $   0.26              $  (0.13)
                                            ==================     =================

Diluted net income (loss) per share
Continuing operations                                 $   0.19              $  (0.07)
Discontinued operations                                   0.07                 (0.06)
                                            ------------------     -----------------
Diluted net income (loss) per share                   $   0.26              $  (0.13)
                                            ==================     =================

Pro forma net income (loss) per share
 (Note 7):

Basic net income (loss) per share
Continuing operations                                 $   0.19              $  (0.10)
Discontinued operations                                   0.07                 (0.06)
                                            ------------------     -----------------
Basic net income (loss) per share                     $   0.26              $  (0.16)
                                            ==================     =================

Diluted net income (loss) per share
Continuing operations                                 $   0.19              $  (0.10)
Discontinued operations                                   0.07                 (0.06)
                                            ------------------     -----------------
Diluted net income (loss) per share                   $   0.26              $  (0.16)
                                            ==================     =================

   The accompanying notes are an integral part of this condensed consolidated statement of income.

                          SNYDER COMMUNICATIONS, INC.

      CONDENSED CONSOLIDATED STATEMENT OF EQUITY AND COMPREHENSIVE INCOME

                   FOR THE THREE MONTHS ENDED MARCH 31, 1999

                                  (UNAUDITED)

                                              COMMON       COMMON STOCK PAR        ADDITIONAL       RETAINED EARNINGS
                                          STOCK SHARES          VALUE           PAID-IN CAPTIAL        (DEFICIT)
                                        -------------------------------------------------------------------------------
                                                                         (in thousands, except per share data)
Balance, December 31, 1998                  71,480,000                    $71           $375,114             $(19,636)
Exercise of stock options and                  437,000                      1             12,721                    -
 subsidiary stock appreciation rights
Issuance of shares for purchase of           3,069,000                      3             82,282                    -
 subsidiaries and property
Foreign currency translation adjustment              -                      -                  -                    -
Unrealized loss on marketable securities             -                      -                  -                    -
Reclassification of redeemable ESOP                  -                      -                  -                  535
 stock
Net income                                           -                      -                  -               18,915
                                        -------------------------------------------------------------------------------

Comprehensive income                                 -                      -                  -                    -
                                        -------------------------------------------------------------------------------

Balance, March 31, 1999                     74,986,000                    $75           $470,117             $   (186)
                                        ===============================================================================

                                              ACCUMULATED OTHER           TOTAL        COMPREHENSIVE
                                         COMPHREHENSIVE INCOME (LOSS)                     INCOME
                                        -----------------------------------------  --------------------

Balance, December 31, 1998                            $  1,829           $357,378               $     -
Exercise of stock options and                                -             12,722                     -
 subsidiary stock appreciation rights
Issuance of shares for purchase of                           -             82,285                     -
 subsidiaries and property
Foreign currency translation adjustment                 (3,532)            (3,532)               (3,532)
Unrealized loss on marketable securities                   (11)               (11)                  (11)
Reclassification of redeemable ESOP                          -                535                     -
 stock
Net income                                                   -             18,915                18,915
                                        -----------------------------------------  --------------------

Comprehensive income                                         -                  -               $15,372
                                        -----------------------------------------  ====================

Balance, March 31, 1999                                $(1,714)          $468,292
                                        =========================================

   The accompanying notes are an integral part of this condensed consolidated statement of equity and comprehensive income.

                          SNYDER COMMUNICATIONS, INC.
                CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
                                  (UNAUDITED)


                                                                                        For the Three Months
                                                                                           Ended March 31,
                                                                                      1999                   1998
                                                                                   ---------              ----------
                                                                                            (in thousands)
Cash flows from operating activities:
Net income (loss)                                                                  $ 18,915                 $ (8,628)
Income (loss) from discontinued operations, net of income taxes                       5,089                   (4,052)
                                                                                 ----------               ----------
     Income (loss) from continuing operations                                      $ 13,826                 $ (4,576)
Adjustments to reconcile income (loss) from continuing operations to cash provided by (used in) operating activities:
        Depreciation and amortization                                                 5,272                    3,660
        Deferred taxes                                                                2,406                   (9,131)
        (Gain) loss on disposal of assets                                                41                      122
        Other                                                                           (11)                      30

Changes in assets and liabilities:
        Accounts receivable                                                         (13,676)                  (8,600)
        Accounts receivable, related party                                                -                     (510)
        Receivables from pass through costs                                          (7,744)                  (6,756)
        Unbilled services                                                            12,329                    6,461
        Deposits and other noncurrent assets                                            201                     (315)
        Other current assets                                                           (747)                     109
        Accrued payroll, accounts payable and accrued expenses                         (903)                  22,206
        Unearned revenue                                                              3,907                   (2,647)
        Client advances                                                              (6,971)                  (7,611)
                                                                                 ----------               ----------
           Net cash provided by (used in) operating activities                        7,930                   (7,558)
                                                                                 ----------               ----------
Cash flows from investing activities:
    Purchase of subsidiaries, net of cash acquired                                    1,553                   (5,157)
    Purchases of property and equipment                                              (5,486)                  (9,349)
    Net sales of marketable securities                                                  612                      118
    Purchase of intangibles                                                            (577)                    (199)
    Note and net advances to stockholders                                                 -                      276
                                                                                 ----------               ----------
            Net cash used in investing activities                                    (3,898)                 (14,311)
                                                                                 ----------               ----------
Cash flows from financing activities:
    Repayments on long term notes payable to limited partners and others                (77)                   1,545
    Proceeds from issuance of subordinated debentures to related parties                  -                     (425)
    Distributions and dividends                                                           -                   (2,683)
    Purchase and retirement of  treasury stock                                            -                   (2,096)
    Proceed (repayments) of long term debt                                              517                    4,846
    Net repayments of line of credit                                                   (325)                  (5,795)
    Payments on capital lease obligations                                              (570)                    (717)
    Proceeds from exercise of options                                                10,940                    7,172
    Proceeds from issuance of common stock                                                -                    6,952
                                                                                 ----------               ----------
            Net cash provided by financing activities                                10,485                    8,799
                                                                                 ----------               ----------
    Investments and advances (to) from discontinued operations                       (5,754)                  (5,780)
    Effect of exchange rate changes                                                    (290)                     253
Net decrease in cash and equivalents                                                  8,473                  (18,597)
Cash and equivalents, beginning of period                                            47,931                   71,789
                                                                                 ----------               ----------
Cash and equivalents, end of period                                                $ 56,404                 $ 53,192
                                                                                 ==========               ==========
Supplemental disclosure of cash flow information:
    Cash paid during the period for interest                                       $    360                 $    700
    Cash paid for income taxes                                                        4,260                    2,338
Supplemental disclosure of noncash activities:
    Equipment purchased under capital leases                                              -                      201
    Issuance of shares of common stock for purchase of subsidiaries                  82,285                   50,717
    Issuance of common stock related to stock appreciation rights                         -                    3,703
    Tax benefit from the exercise of stock options                                    1,781                    1,829
Issuance of notes for purchse of subisidiary                                              -                    1,350
    Tax benefit from taxable merger transactions                                          -                   44,348

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

Snyder Communications, Inc., a Delaware corporation, was incorporated on June 25, 1996, to continue the business operations of the Partnership. Snyder Communications, Inc., in conjunction with all of the existing partners in the Partnership, reorganized on September 24, 1996 (the "Reorganization"), upon the effectiveness of the initial public offering of its common stock. After consummation of the Reorganization, Snyder Communications, Inc. owned 100 percent of the stock of SMS and, directly and indirectly (through its ownership of SMS), 100 percent of the interests in the Partnership (the consolidated entity will be referred to herein as "Snyder Communications", or the "Company"). Since completing the initial public offering in September 1996, the Company has expanded by building and initiating new programs or services and by acquiring businesses that offer complementary services.

Snyder Communications provides outsourced marketing solutions and operates in three main areas: an international advertising, direct marketing and communications agency ("SNC"); a healthcare marketing services group ("Healthcare"), which the Company plans to spin-off as discussed below; and an Internet professional services business ("circle.com"). SNC provides advertising and direct marketing services to clients worldwide. Healthcare is a leading provider of marketing and sales services for the pharmaceutical and life sciences industries. Circle.com creates Internet-based customer relationship management solutions for its clients.

On May 6, 1999, the Board of Directors of Snyder Communications authorized, subject to stockholder approval, the issuance of two new series of common stock, the circle.com common stock (the "circle.com Stock") and the SNC common stock (the "SNC Stock"). If stockholder approval occurs, each share of the Company's outstanding common stock will be exchanged for one share of SNC Stock and .25 of a share of the circle.com Stock. The circle.com Stock will serve as a tracking stock to separately reflect the performance of circle.com. The shares of circle.com Stock will initially represent 80% of the equity value attributed to circle.com. The remaining equity value attributed to circle.com will remain with SNC as its retained interest in circle.com. The SNC Stock will serve as a tracking stock to separately reflect the performance of SNC and a retained interest in circle.com. The Company expects to issue the circle.com Stock and SNC Stock to existing stockholders in the second half of 1999. The historic results of both circle.com and SNC are included in the accompanying condensed consolidated financial statements. Although the Company will allocate certain assets, liabilities, revenues, expenses and cash flows to circle.com and SNC, the allocation will not change the legal title to any assets or responsibility for any liabilities and will not affect the rights of creditors. Holders of the circle.com Stock and SNC Stock will be common stockholders of the Company and will be subject to all the risks associated with an investment in Snyder Communications and all of its businesses, assets and liabilities. Material financial events, which may occur at Snyder Communications, may adversely affect circle.com's and SNC's results of operations or financial position.

On June 22, 1999, the Board of Directors of Snyder Communications approved a spin-off (the "Distribution") of Healthcare to existing shareholders. The Company intends to consummate the Distribution during the second half of 1999 through a dividend of .5 shares of common stock of Snyder Healthcare Services, Inc. for each share of Snyder Communications common stock. Accordingly, the accompanying financial statements have been restated to reflect Healthcare as discontinued operations for all periods in accordance with generally accepted accounting principles ("GAAP"). The accompanying notes, except Note 2, relate only to the continuing operations of the Company.

During the first quarter of 1999, the Company issued 3,053,772 shares of its common stock in conjunction with the acquisitions of PromoTech Research Associates ("PromoTech") and Media Syndication Global ("MSG"). PromoTech Research Associates is a pharmaceutical marketing communications firm that distributes product samples and educational materials to pharmaceutical sales representatives and physicians. PromoTech, as part of Healthcare, is included in the Company's discontinued operations. Media Syndication Global is a marketing and media services company that provides broad-reaching alternative media solutions. These acquisitions were originally accounted for as pooling of interest transactions. However, as a result of the June 1999 decision by the Company to distribute Healthcare to its existing shareholders, the accompanying financial statements have been restated to reflect the acquisitions of PromoTech and MSG as purchases in accordance with GAAP.

The accompanying unaudited condensed consolidated financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission. As a result, certain information and footnote disclosures normally included in financial statements prepared in accordance with GAAP have been condensed or omitted. The Company believes that the disclosures made are adequate to make the information presented not misleading. The condensed consolidated financial statements reflect all adjustments (consisting of only normal recurring adjustments) which, in the opinion of management, are necessary to present fairly the financial position, results of operations and cash flows of the Company as of March 31, 1999 and for the three months ended March 31, 1999 and 1998. Certain amounts previously presented have been reclassified to conform to March 31, 1999 presentation. Operating results for the three month period ended March 31, 1999 are not necessarily indicative of the results that may be expected for the year ended December 31, 1999. The unaudited condensed consolidated financial statements should be read in conjunction with the financial statements and footnotes thereto included in the Company's Registration Statement on Form S-4, as filed with the Securities and Exchange Commission on the same date as this Form 10-Q/A, Amendment No. 1, for the quarterly period ended March 31, 1999.

2. DISCONTINUED OPERATIONS:

As discussed above, on June 22, 1999, the Board of Directors of Snyder Communications approved the spin-off of Healthcare to existing shareholders. The Company intends to complete the Distribution during the second half of 1999 through a dividend of .5 shares of common stock of Snyder Healthcare Services, Inc. for each share of Snyder Communications common stock. Accordingly, the accompanying financial statements have been restated to reflect Healthcare as discontinued operations for all periods in accordance with GAAP. The operating results of Healthcare, which are presented as net income (loss) from discontinued operations, net of tax, in the accompanying condensed consolidated statement of income, are summarized below:

                                                                           For the three months
                                                                               Ended March 31,
                                                                         1999                 1998
                                                                    -----------------------------------
                                                                    (in thousands except per share data)
Revenues                                                              $86,939                 $ 67,356
Operating expenses:
    Cost of services                                                   66,856                   49,163
    Selling, general and administrative expenses                       10,346                    8,415
    Non-recurring comp., ESOP and recap. costs                              -                      236
                                                                   ----------               ----------
Earnings before interest, taxes and one time costs  (EBIT)              9,737                    9,542


Acquisition costs & non-recurring charges                               1,576                   11,356
                                                                   ----------               ----------

Income from operations                                                  8,161                   (1,814)

Interest expense                                                          (41)                    (525)
Interest/dividend/investment income                                       278                      242
                                                                   ----------               ----------
                                                                        8,398                   (2,097)
Income tax (provision)  benefit                                        (3,309)                  (1,955)
                                                                   ----------               ----------
Net income (loss)                                                     $ 5,089                  $(4,052)
                                                                   ==========               ==========

             Basic Earnings (loss) Per Share of Snyder Stock             0.07                    (0.06)
           Diluted Earnings (loss) Per Share of Snyder Stock             0.07                    (0.06)


The net assets of discontinued operations presented in the accompanying condensed consolidated balance sheet represent the net assets of Healthcare, the components of which are summarized below:

                                                  March 31,      December 31,
                                                    1999            1998
                                               -------------    ------------
Assets
    Cash and cash equivalents                       $ 24,288        $ 25,664
    Net Accounts Receivable                           50,700          43,521
    Other Current Assets                              35,713          26,264
                                               -------------    ------------
            Current Assets                           110,701          95,449
                                               -------------    ------------
    Net Property and Equipment                        11,754          10,028
    Net Goodwill & Other Intangibles                  97,335          80,728
    Other Non-current Assets                           4,461           7,439
                                               -------------    ------------
            Total Assets                            $224,251        $193,644
                                               =============    ============

Liabilities and Equity
    Accounts Payable and Accrued Expenses           $ 59,670        $ 60,393
    Other Current Liabilities                         17,437          10,609
                                               -------------    ------------
    Current Liabilities:                              77,107          71,002
                                               -------------    ------------
    Other Long Term Liabilities                        1,339           2,915
                                               -------------    ------------
    Total Liabilities                               $ 78,446        $ 73,917
                                               =============    ============

            Net Assets                              $145,805        $119,727
                                               =============    ============

3. SEGMENT INFORMATION:

As discussed in Note 1, the continuing operations of the company consist of an international advertising, direct marketing and communications organization ("SNC"), and an Internet professional services business ("circle.com"). The Company evaluates the performance of its two groups based on earnings before interest and taxes (EBIT) from the combined subsidiaries in each operating group, excluding nonrecurring acquisition and related costs, and compensation to stockholders. All activity between the operating groups has been eliminated with respect to revenue and EBIT.

                                                 For the Three Months
                                                    Ended March 31,
                                                   1999         1998
                                                ---------     ---------
                                                    (in thousands)
Revenues:
        SNC                                     $ 132,955      $ 107,841
        circle.com                                  5,126          1,743
                                                ----------     ---------
        Total                                   $ 138,081      $ 109,584
                                                =========      =========

EBIT:
        SNC                                     $  24,168      $  14,440
        circle.com                                 (1,185)          (328)
                                                ---------      ---------
        Total                                   $  22,983      $  14,112
                                                =========      =========

Reconciliation of EBIT to Income (Loss) from Continuing Operations:

        Total EBIT for operating groups         $  22,983      $ 14,112
        Compensation to stockholders                  -            (192)
        Acquisition and related costs                (709)      (22,597)
                                                  -------      --------
        Income (loss) from continuing
                operations                      $  22,274      $ (8,677)
                                                =========      ========



                                                March 31,     December 31,
                                                  1999            1998
                                                 -------        --------
                                                      (in thousands)

        Total Assets:
        SNC                                     $576,917       $478,483
        circle.com                                15,646         15,042
                                                --------       --------
        Total                                   $592,563       $493,525
                                                ========       ========


4. BUSINESS COMBINATIONS:


The following details revenues and net income (loss) for the three months ended March 31, 1998 of the continuing operations of the Company and all entities acquired through pooling of interests combinations ("Pooled Entities") through the dates of their respective mergers. The "Snyder" amounts include the financial results of the original operations of the Company for the entire period and the financial results of the Pooled Entities for the period subsequent to the dates of their respective mergers.




                                             For the Three Months
                                                Ended March 31,
                                            1999              1998
                                           ------            ------
                                                (in thousands)

Revenues:
    Snyder  Continuing Operations          $ 138,081        $  63,025
    Pooled Entities  Continuing Operations      --             46,559
                                           ---------         --------
                                           $ 138,081        $ 109,584
                                           =========        =========

Net income (loss):
    Snyder  Continuing Operations          $  13,826        $  (2,326)
    Pooled Entities  Continuing Operations      --             (2,250)
                                            --------        ---------
                                           $   13,826       $  (4,576)
                                           ==========       =========

During the three months ended March 31, 1998, Snyder and the Pooled Entities recorded $6.9 million and $15.7 million, respectively, in nonrecurring acquisition and related costs. Additionally for the three months ended March 31, 1998, the Pooled Entities recorded $0.2 million of nonrecurring compensation to stockholders. Excluding the nonrecurring costs and assuming that all of the Pooled Entities had been taxed similarly to C corporations, Snyder would have recorded approximately $4.2 million in income from continuing operations for the three months ended March 31, 1998 and the Pooled Entities would have recorded approximately $5.1 million in net income for the same period for a combined basic and diluted net income excluding nonrecurring costs per share of $0.14 and $0.13, respectively.



5. ACQUISITION AND RELATED COSTS:

During the three months ended March 31, 1999, the Company recorded $0.7 million in nonrecurring acquisition and related costs. These costs represent a charge for costs necessary to consolidate and integrate certain of the Company's acquired operations in the U.S. The Company is integrating acquired subsidiaries that provide similar services within the same geographic regions. Under the Company's plan initiated in the fourth quarter of 1998, two locations have been consolidated into one, and the efforts will not have a significant impact on the Company's workforce. The Company expects these integration activities to be substantially complete by the third quarter of 1999. The charge recorded in the first quarter of 1999 consists of $0.7 million of fees incurred for consulting services and other costs related to these integration activities. In 1998, the Company recorded approximately $2.6 million of costs to consolidate and integrate certain of the Company's operations, including costs associated with the planned termination of 42 employees. As of March 31, 1999, no employees had terminated employment with the Company and $1.3 million had been charged against the total liability of $3.3 million.

During the three months ended March 31, 1998, the Company recorded $22.6 million in nonrecurring acquisition and related costs. These costs are related to the consummation of pooling of interests transactions in the first quarter of 1998 and consist primarily of investment banking fees, other professional service fees and other contractual payments.

6. INCOME TAXES:

The Company's effective tax rate for the three months ended March 31, 1999 and 1998 differs from the federal statutory rate due primarily to the nondeductibility of certain nonrecurring acquisition costs, state income taxes, the different tax status of certain of the Pooled Entities prior to their merger with Snyder Communications and different statutory rates for the Company's international operations.

7. PRO FORMA INCOME DATA:

The pro forma net income (loss) per share amounts include a provision for federal and state income taxes as if the Company had been a taxable C corporation for all periods presented. The pro forma income tax rate on the Company's recurring operations reflects the combined federal, state, and foreign income taxes of approximately 38.0 percent and 36.0 percent for the three months ended March 31, 1999 and 1998, respectively. The pro forma income tax rates in the table below differ from the pro forma income tax rates on the Company's recurring operations due to the nondeductibility of certain of the acquisition and related costs. The Company's March 31, 1999 and 1998 tax provisions exceed the Company's statutory rate due to the recognition of certain acquisition and related costs which are not deductible for income tax purposes.

The table below presents this pro forma calculation of net income (loss):

                                                For the Three Months
                                                   Ended March 31,
                                                1999            1998
                                               ------         -------
Pro forma net income (loss) data:                  (in thousands)


Historical income (loss) before income taxes  $ 22,658       $ (8,220)
Pro forma provision (benefit) for income
  taxes                                          8,832         (1,648)
                                              --------       --------
Pro forma net income (loss)                   $ 13,826       $ (6,572)
                                              ========       ========


8.  DEBT - LINE OF CREDIT:

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



9.  ACCUMULATED OTHER COMPREHENSIVE INCOME:

Accumulated other comprehensive income includes the cumulative amounts for foreign currency translation adjustments and unrealized gains and losses on marketable securities. The cumulative foreign currency translation adjustment was ($1,713,494) and $1,817,696 as of March 31, 1999 and December 31, 1998,
respectively. The cumulative gain on marketable securities was $10,849 as of December 31, 1998.

10. NET INCOME PER SHARE:

A reconciliation of the shares used to compute basic and diluted earnings per share follows. For each of the periods presented, the same net income used to compute basic earnings per share was used to compute diluted earnings per share.

                                                   For the Three Months
                                                     Ended March 31,
                                                    1999        1998
                                                    ----        ----
                                                     (in thousands)

     Weighted average shares outstanding
      for the period used in computation
      of basic net income per share                71,889       67,747
     Dilutive impact of stock options               1,814         --
                                                   ------       -------

     Shares used in computation of diluted
      net income per share                         73,703       67,747
                                                   ======       ======


For the three months ended March 31, 1999 and 1998, weighted average common stock equivalents of 40,700 and 2,558,409, respectively, are not included in the calculation of diluted net income per share because they were antidilutive for the period.


11. SUBSEQUENT EVENTS:

As discussed in Note 1, on June 22, 1999, the Board of Directors of Snyder Communications approved the Distribution, expected to occur in the second half of 1999. As a result, the Company's financial statements have been restated to reflect Healthcare as discontinued operations for all periods in accordance with GAAP. In addition, the Company's financial statements have been restated to reflect the acquisitions of PromoTech and MSG as purchases because they were originally accounted for as pooling of interest transactions.

Also discussed in Note 1, on May 6, 1999, the Board of Directors of Snyder Communications authorized, subject to stockholder approval, the issuance of the circle.com Stock and the SNC Stock. The Company expects to issue these two new series of common stock to existing stockholders in the second half of 1999.

                                    ITEM  2

                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                 FINANCIAL CONDITION AND RESULTS OF OPERATIONS


The following discussion of the Company's results of operations and of its liquidity and capital resources is based upon the Company's condensed consolidated financial statements. The entities with which the Company has entered into mergers accounted for as poolings of interests for financial reporting purposes will be collectively referred to as the "Pooled Entities" and their mergers will be referred to herein as the "Acquisitions". The condensed consolidated financial statements have been retroactively restated to reflect the combined financial position and the combined results of operations and cash flows of the Pooled Entities for all periods presented, giving effect to the Acquisitions as if they had occurred at the beginning of the earliest period presented. The following discussion should be read in conjunction with the condensed consolidated financial statements of the Company and related notes thereto included elsewhere in this Quarterly Report on Form 10-Q/A.


Overview


Since completing its initial public offering in September 1996, the Company has significantly expanded the range of direct marketing and advertising services it is able to offer its clients. This expansion has been accomplished by building and initiating new programs or service offerings and by acquiring businesses that offer complementary services. The Company's strategy is to facilitate the growth of its acquirees with improved sales and marketing resources and to integrate the sales and marketing efforts of its acquirees with those of its existing operations. The Company expects that the synergies created by its acquisitions will increase its opportunities and strengthen its client relationships. The Company strives to integrate its service capabilities within, as well as across, its networks. The Company develops and delivers messages to both broad and targeted audiences through a broad range of communication channels.

The service offerings of acquired companies have been combined with those previously offered by the Company to create three operating areas: an international advertising, direct marketing and communications agency ("SNC"); a healthcare marketing services group ("Healthcare"), which the Company plans to spin-off as discussed below; and an Internet professional services business ("circle.com"). SNC is an international advertising, direct marketing and communications organization that provides advertising and direct marketing services to clients worldwide. The advertising services offered by SNC include advertising in various media, such as television, radio, newspaper and magazines, and public relations and strategic media planning and buying, all within the Arnold Communications network. SNC also provides direct marketing services, including database marketing, direct mail, cooperative product sampling and field sales and marketing within its BrannWorldwide and Bounty/SCA Worldwide networks. Healthcare is a leading provider of marketing and sales services for the pharmaceutical and life sciences industries. Healthcare offers services designed to establish and monitor strategic marketing plans, provide face-to-face interaction with physicians, and conduct educational research and communications services. circle.com is a leading Internet professional services provider that creates Internet-based customer relationship management solutions for its clients. circle.com's services include Internet-based strategic consulting, end-user research, online media planning and creative design, which it refers to as "front-end services," as well as systems engineering, e-commerce architectures, automated marketing systems and performance diagnostics, which it refers to as "back-end services."

On June 22, 1999, the Board of Directors of Snyder Communications approved a distribution (the "Distribution") of Healthcare to existing shareholders. SNC intends to consummate the Distribution during the second half of 1999 through a dividend of .5 shares of common stock of Snyder Healthcare Services, Inc. for each share of Snyder Communications common stock. Accordingly, the Company's financial statements have been restated to reflect Healthcare as discontinued operations for all periods in accordance with generally accepted accounting principles ("GAAP"). The discussion of results of operations contained in this document separately addresses the Company's continuing operations and discontinued operations.

On May 6, 1999, the Board of Directors of Snyder Communications authorized, subject to shareholder approval, the issuance of a two new series of common stock, the circle.com common stock (the "circle.com Stock") and SNC common stock (the "SNC Stock"). Each share of the Company's outstanding common stock will be exchanged for one share of SNC Stock and .25 of a share of circle.com Stock and the SNC Stock. The circle.com Stock will serve as a tracking stock to separately reflect the performance of circle.com. The shares of circle.com Stock will initially represent 80% of the equity value attributed to circle.com. The remaining equity value attributed to circle.com will remain with SNC as its retained interest in circle.com. The SNC Stock will serve as a tracking stock to separately reflect the performance of SNC and a retained interest in circle.com. The Company expects to issue the circle.com Stock and SNC Stock to existing shareholders in the second half of 1999. The historic results of both circle.com and SNC are included in the accompanying condensed consolidated financial statements. Although the Company will allocate certain assets, liabilities, revenues, expenses, and cash flows to circle.com and SNC, the allocation will not change the legal title to any assets or responsibility for any liabilities and will not affect the rights of creditors. Holders of the circle.com Stock and SNC Stock will be common stockholders of the Company and will be subject to all the risks associated with an investment in Snyder Communications and all of its businesses, assets and liabilities. Material financial events, which may occur at Snyder Communications, may adversely affect circle.com's and SNC's results of operations or financial position.

The Company increased the scope of services and the geographic presence of SNC with the completion of strategic acquisitions. During the first quarter of 1999, the Company issued 2,470,341 shares to acquire Media Syndication Global ("MSG"), which was originally accounted for as a pooling of interest transaction. As a result of the June 1999 decision by the Company to distribute Healthcare to its existing shareholders, the Company's financial statements have been restated to reflect the acquisition of MSG as a purchase in accordance with GAAP. Throughout 1997 and 1998, the Company issued approximately 19.6 million shares in pooling of interests transactions with companies that provide advertising, direct marketing and communications services and that are now part of SNC.

The Company created Healthcare in January 1997 in a merger transaction with a U.S. provider of pharmaceutical sales and marketing services. During the first quarter of 1999, the Company issued 583,431 shares to acquire PromoTech Research Associates ("Promotech"). As a result of the June 1999 decision by the Company to distribute Healthcare to its existing shareholders, the Company's financial statements have been restated to reflect the acquisition of PromoTech as a purchase in accordance with GAAP. In addition, the Company's financial statements have been restated to reflect Healthcare as discontinued operations. Throughout 1997 and 1998, the Company issued approximately 11.4 million shares in pooling of interests transactions with companies that provide healthcare services and consummated three purchase transactions for approximately $67.4 million in stock and cash.

Results of Operations  Continuing Operations

In SNC, net revenues from direct marketing and advertising services may be based on a specific unit of performance, a fixed project amount or an annual retainer. In circle.com, net revenues from Internet professional services are generally based on a fixed project amount or the time and materials utilized. Net revenues are recognized when services are completed in accordance with the terms of the contracts.

Cost of services consists of all costs specifically associated with client programs, such as salary, commissions and benefits paid to personnel, including senior management associated with specific service groups, inventory, payments to third-party vendors and systems and other support facilities specifically associated with client programs.

Selling, general and administrative expenses consist primarily of costs associated with administrative functions, such as finance, accounting and human resources, as well as personnel costs of senior management not specifically associated with client services. Snyder Communications' overhead and administrative shared services are allocated among SNC and circle.com based upon estimated usage.

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

The following sets forth, for the periods indicated, certain components of the Company's continuing operations income statement data, including such data as a percentage of revenues. Pro forma net income includes a provision for income taxes as if all operations of the Company had been taxed as a C corporation for all periods presented. Pro forma net income excluding nonrecurring costs represents net income adjusted to reflect a provision for income taxes as if the Company had been taxed similarly to a C corporation for all periods presented and the elimination of compensation to stockholders and acquisition and related costs. Compensation to stockholders and acquisition and related costs are considered to be nonrecurring by the Company, because the Company's current operations will not result in any compensation to stockholders or acquisition and related costs in future periods.

                                                                               For the Three Months
                                                                                   Ended March 31,
                                                                         1999                              1998
                                                            ----------------------------      ----------------------------
                                                                                 (dollars in thousands)
Net revenues                                                   $138,081            100.0%         $109,584            100.0%

Cost of services                                                 90,930             65.9            71,497             65.2
Selling, general, and administrative expenses                    24,168             17.5            23,975             21.9
Compensation to stockholders                                          -                -               192              0.2
Acquisition and related costs                                       709              0.5            22,597             20.6
                                                              -------------------------------------------------------------
Income (loss) from continuing operations                       $ 22,274             16.1          $ (8,677)            (7.9)

Interest expense                                                   (286)            (0.2)             (441)            (0.4)
Interest income                                                     670              0.5               898              0.8
Income tax provision (benefit)                                    8,832              6.4            (3,644)            (3.3)
                                                              -------------------------------------------------------------

Net income (loss) - continuing operations                      $ 13,826             10.0%         $ (4,576)            (4.2)
                                                              =============================================================
Pro forma net income (loss) - continuing operations            $ 13,826             10.0%         $ (6,572)            (6.0)
                                                              =============================================================
Pro forma net income excluding non-recurring costs             $ 14,367             10.4%         $  9,279              8.5
                                                              =============================================================

Revenues.   Revenues increased $28.5 million, or 26.0%, to $138.1 million in the first quarter of 1999 from $109.6 million in the first quarter of 1998. The increase in revenues for the quarter ended March 31, 1999 was due primarily to increased services for customers within the BrannWorldwide network to whom we provide full-sale direct marketing and sales solutions.

Cost of Services.   Cost of services increased $19.4 million, or 27.2%, to $90.9 million in the first quarter of 1999 from $71.5 million in the first quarter of 1998. Cost of services as a percentage of revenues remained constant at 65.9 % in the first quarter of 1999 compared with 65.2% in the first quarter of 1998. In the first quarter of 1999, cost of services as a percentage of revenues was favorably impacted by a fee of $3.8 million, net of related expenses, that was received for termination of certain services under an existing contract.

Selling, General and Administrative Expenses.   Selling, general and
administrative expenses increased $0.2 million, or 0.8%, to $24.2 million in the first quarter of 1999 from $24.0 million in the first quarter of 1998. Selling, general and administrative expenses as a percentage of revenues decreased to 17.5% in the first quarter of 1999 from 21.9 % in the first quarter of 1998. Overhead costs have been closely monitored and contained in all areas of the Company.

Compensation to Stockholders.   No compensation to stockholders was recorded in
the three months ended March 31, 1999. Compensation to stockholders was $0.2 million in the three months ended March 31, 1998. Compensation to stockholders reflects compensation paid to certain stockholders of acquired companies prior to their respective mergers with the Company that is in excess of the compensation provided for in their employment contracts with the Company. No compensation to stockholders is recorded subsequent to an acquisition by the Company.

Acquisition and Related Costs. The Company recorded $0.7 million in acquisition and related costs during the three months ended March 31, 1999. These costs relate to the consolidation and integration of certain of the Company's acquired operations. The Company recorded $22.6 million in acquisition and related costs during the three months ended March 31, 1998, and these costs were related to the consummation of pooling of interests transactions during the three months ended March 31, 1998. The Company completed three pooling of interests transactions valued at approximately $206 million during the three months ended March 31, 1998.

Interest Expense.   The Company recorded interest expense of $0.3 million and
$0.4 million in the three months ended March 31, 1999 and 1998, respectively. The decrease in interest expense is due to the pay down of long-term debt.

Investment Income.    The Company recorded $0.7 and $0.9 million of investment
income in the three months ended March 31, 1998 and 1999, respectively. Investment income varies based on the amount of cash available to invest during the period.

Income Tax Provision. The Company recorded a tax provision of $8.8 million in the three months ended March 31, 1999. The Company's effective tax rate on its recurring continuing operations is approximately 38.0% for the three months ended March 31, 1999. The actual tax provision recorded differs from the effective rate due to the nondeductibility of certain of the nonrecurring costs recorded during the period as well as the tax status of certain of the acquired companies prior to their mergers with the Company.

Income (Loss) from Continuing Operations.   Income (loss) from continuing
operations increased $18.4 million to $13.8 million in the first quarter of 1999 from a loss of $4.6 million in the first quarter of 1998 due primarily to the Company's overall growth and the decrease in nonrecurring acquisition and related costs, as well as the close monitoring and containment of overhead costs.


Pro forma net income excluding nonrecurring costs increased $5.1 million, or 54.8%, to $14.4 million in the first quarter of 1999 from $9.3 million in the first quarter of 1998. Pro forma diluted net income excluding nonrecurring costs per share increased $0.06, or 46.2%, to $0.19 in the first quarter of 1999 from $0.13 in the first quarter of 1998. The increase in pro forma net income excluding nonrecurring costs is due primarily to the growth in revenues and the reduced overhead costs, offset by the slight decrease in gross margins.

Results of Operations  Discontinued Operations

As previously discussed, the Company plans to distribute Healthcare to existing shareholders during the second half of 1999. Accordingly, the Company's financial statements reflect Healthcare as discontinued operations for all
periods presented.   Healthcare reported net income of $5.1 million in the first quarter of 1999 and a net loss of $4.1 million in the first quarter of 1998.
Net income from the discontinued Healthcare operations increased due to a combination of the overall growth within Healthcare and the decrease in nonrecurring acquisition and related costs. See Note 2 to the Company's Condensed Consolidated Financial Statements for a summary of Healthcare's results of operations.


Liquidity and Capital Resources

At March 31, 1999, the Company had $56.4 million in cash and equivalents. Cash and equivalents increased $8.5 million during the three months ended March 31, 1999, due to the $7.9 million provided by operating activities and the $10.5 million provided by financing activities, offset by the $0.3 million effect of changes in the exchange rate, the $3.9 million used in investing activities and the $5.8 million used by discontinued operations. The $10.5 million cash provided by financing activities consists primarily of the proceeds received from the exercise of stock options. The $3.9 million in cash used in investing activities consists primarily of capital expenditures offset by net cash acquired as a result of the purchase of MSG. The $5.8 million in cash used by discontinued operations is primarily driven by $5.6 million used in operating activities at Healthcare.

The Company expects to continue to grow through both internal expansion and complementary acquisitions. The Company believes that its cash and equivalents, as well as the cash provided by operations, and available financing will be sufficient to fund its current operations and planned capital expenditures. To the extent that the consideration paid for future acquisitions does not include securities of the Company, acquisitions will initially be financed using excess cash and equivalents, but depending on the amount necessary to complete an acquisition, additional financing may be required.

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

The Company is subject to the impact of foreign currency fluctuations, specifically that of the British pound. To date, changes in the British pound exchange rates have not had a material impact on the Company's liquidity or results of operations. The Company continually evaluates its exposure to exchange rate risk but does not currently hedge such risk.

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



                                             SNYDER COMMUNICATIONS, INC.
                                                    (Registrant)

Date: June 28, 1999                          /s/  Michele D. Snyder
                                             ------------------------------
                                             Michele D. Snyder
                                             Vice Chairman,President
                                             and Chief Operating
                                             Officer
                                             (Duly Authorized Officer)


Date: June 28, 1999                          /s/  A. Clayton Perfall
                                             ------------------------------
                                             A. Clayton Perfall
                                             Chief Financial Officer
                                             (Principal Financial Officer)