Form 10-Q
period 1999-06-30
SNYDER COMMUNICATIONS INC
filed 1999-08-16
CIK 1017906

                      Securities and Exchange Commission
                            Washington, D.C. 20549

                                   Form 10-Q



[X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended June 30, 1999

                                      or

[_] Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the Transition Period From ________________  to _______________

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

Indicate by check mark whether registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days.  Yes [X]   No [_]


Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Common Stock, $0.001 Par Value, 73,487,125 shares outstanding as of August 10, 1999

                          SNYDER COMMUNICATIONS, INC.

                                   FORM 10-Q



                                     INDEX

                                                                          Page
PART  I.    FINANCIAL INFORMATION
      Item 1. Financial Statements (Unaudited)

              Condensed Consolidated Balance Sheets as of June 30,
               1999 and December 31, 1998                                    3

              Condensed Consolidated Statements of Income for the
               three months and the six months ended June 30, 1999
               and 1998                                                      4

              Condensed Consolidated Statement of Equity and
               Comprehensive Income for the six months ended
               June 30, 1999                                                 5

              Condensed Consolidated Statements of Cash Flows for
               the six months ended June 30, 1999 and 1998                   6

              Notes to Condensed Consolidated Financial Statements           7

      Item 2. Management's Discussion and Analysis of Financial
               Condition and Results of Operations                          15


PART II.  OTHER INFORMATION

      Item 2. Changes in Securities                                         23

      Item 4. Submission of Matters to a Vote of Security Holders           23

      Item 6. Exhibits and Reports on Form 8-K                              24

                        PART I.  FINANCIAL INFORMATION

                          SNYDER COMMUNICATIONS, INC.
                     CONDENSED CONSOLIDATED BALANCE SHEETS
                                (in thousands)

                                                                           June 30,          December 31,
                                                                            1999                1998
                                                                         -----------         ------------
                                                                         (unaudited)
Assets
Current assets:
  Cash and equivalents                                                    $   48,592         $   47,931
  Marketable securities                                                            -                612
  Accounts receivable, net of allowance for doubtful accounts of $6,472 and $7,031 at June 30, 1999 and December 31,
    1998, respectively                                                       100,874             78,901
  Receivables from pass through costs                                         98,752             86,015
  Receivables from related parties                                               192                190
  Unbilled services                                                           15,145             19,708
  Current portion of deferred tax asset                                        9,957             13,671
  Other assets                                                                28,120             11,560
  Net assets of discontinued operations - current                             44,977             24,447
                                                                          ----------         ----------
    Total current assets                                                     346,609            283,035
                                                                          ----------         ----------
Property and equipment, net                                                   74,397             70,367
Goodwill and other intangible assets, net                                    198,474             72,288
Deferred tax asset                                                            86,696             86,637
Deposits and other assets                                                      6,148              5,645
Net assets of discontinued operations - non-current                          113,794             95,280
                                                                          ----------         ----------
    Total assets                                                          $  826,118         $  613,252
                                                                          ==========         ==========
Liabilities and Equity
Current Liabilities:
  Lines of credit                                                         $   24,101         $    1,825
  Current maturities of long-term debt                                         1,007              1,085
  Accrued payroll                                                             20,009             13,423
  Accounts payable                                                           122,776            114,541
  Accrued expenses                                                            90,011             80,547
  Client advances                                                              4,899             11,753
  Unearned revenue                                                            16,130             14,535
                                                                          ----------         ----------
    Total current liabilities                                                278,933            237,709
                                                                          ----------         ----------
Related party borrowings                                                       8,172              8,924
Long-term obiligations under capital leases                                    1,491              1,743
Long-term debt, net of current maturities                                      1,616              1,616
Other liabilities                                                              3,954              2,922
                                                                          ----------         ----------
    Total liabilities                                                        294,166            252,914
                                                                          ----------         ----------
Commitments and contingencies:
Redeemable ESOP stock, 93 and 88 shares outstanding as of
  June 30, 1999 and December 31, 1998, respectively                            2,954              2,960

Equity:
Preferred stock, $.001 par value, 5,000 shares authorized, none issued and outstanding at June 30, 1999 and December 31,
  1998, respectively                                                               -                  -
Common stock, $.001 par value, 400,000 and 400,000 shares authorized,
  76,522 and 71,480 shares issued and outstanding at
  June 30, 1999 and December 31, 1998, respectively                               77                 71
Additional paid in capital                                                   511,256            375,114
Accumulated other comprehensive (loss) income                                 (2,871)             1,829
Retained earnings (deficit)                                                   20,536            (19,636)
                                                                          ----------         ----------
    Total equity                                                             528,998            357,378
                                                                          ----------         ----------
    Total liabilities and equity                                          $  826,118         $  613,252
                                                                          ==========         ==========

         The accompanying notes are an integral part of these condensed consolidated balance sheets.

                          SNYDER COMMUNICATIONS, INC.

                  CONDENSED CONSOLIDATED STATEMENTS OF INCOME

                                  (UNAUDITED)

                                                         For the Three Months          For the Six Months
                                                             Ended June 30,               Ended June 30,
                                                          --------------------        ---------------------
                                                            1999        1998            1999         1998
                                                          --------    --------        --------     --------
                                                                (in thousands, except per share data)
Net revenues                                              $161,345    $118,605        $299,426     $228,189
Operating expenses:
Cost of services                                           109,807      77,995         200,736      149,492
Selling, general, and administrative
  expenses                                                  26,966      24,033          51,134       48,008
Compensation to stockholders                                     -         191               -          382
Acquisition and related costs                                  672           -           1,382       22,597
                                                          --------    --------        --------     --------

Income from operations                                      23,900      16,386          46,174        7,710

Interest expense                                              (409)       (573)           (696)      (1,014)
Investment income                                              568         716           1,237        1,614
                                                          --------    --------        --------     --------
Income from continuing operations before income taxes       24,059      16,529          46,715        8,310
Income tax provision                                        10,354       5,406          19,188        1,762
                                                          --------    --------        --------     --------

Income from continuing operations                           13,705      11,123          27,527        6,548

Income from discontinued operations,
  net of income taxes                                        7,548       6,670          12,639        2,618
                                                          --------    --------        --------     --------

Net income                                                $ 21,253    $ 17,793        $ 40,166     $  9,166
                                                          ========    ========        ========     ========

Historical net income per share:

Basic net income per share
Continuing operations                                     $   0.18    $   0.16        $   0.38     $   0.09
Discontinued operations                                       0.10        0.10            0.17         0.04
                                                          --------    --------        --------     --------
Basic net income per share                                $   0.28    $   0.26        $   0.55     $   0.13
                                                          ========    ========        ========     ========

Diluted net income per share
Continuing operations                                     $   0.18    $   0.15        $   0.37     $   0.09
Discontinued operations                                       0.10        0.10            0.17         0.04
                                                          --------    --------        --------     --------
Diluted net income per share                              $   0.28    $   0.25        $   0.54     $   0.13
                                                          ========    ========        ========     ========

Pro forma net income per share
 (Note 7):

Basic net income per share
Continuing operations                                     $   0.18    $   0.15        $   0.38     $   0.06
Discontinued operations                                       0.10        0.10            0.17         0.04
                                                          --------    --------        --------     --------
Basic net income per share                                $   0.28    $   0.25        $   0.55     $   0.10
                                                          ========    ========        ========     ========

Diluted net income per share
Continuing operations                                     $   0.18    $   0.15        $   0.37     $   0.06
Discontinued operations                                       0.10        0.09            0.17         0.04
                                                          --------    --------        --------     --------
Diluted net income per share                              $   0.28    $   0.24        $   0.54     $   0.10
                                                          ========    ========        ========     ========

         The accompanying notes are an integral part of these condensed consolidated statements of income.

                          SNYDER COMMUNICATIONS, INC.

      CONDENSED CONSOLIDATED STATEMENT OF EQUITY AND COMPREHENSIVE INCOME

                                  (UNAUDITED)

                                                COMMON    COMMON STOCK PAR     ADDITIONAL    RETAINED EARNINGS
                                            STOCK SHARES        VALUE       PAID IN CAPITAL      (DEFICIT)
                                            ------------------------------------------------------------------
                                                          (in thousands, except share data)
Balance, December 31, 1998                    71,480,000  $         71      $       375,114  $         (19,636)
Exercise of stock options                        587,000             2               16,139                  -
Issuance of shares for purchase of
   subsidiaries and property                   4,455,000             4              120,003                  -
Foreign currency translation adjustment                -             -                    -
Unrealized loss on marketable securities               -             -                    -                  -
Reclassification of redeemable ESOP                    -             -                    -                  -
   stock                                               -             -                    -                  6

Net income                                             -             -                    -             40,166
                                            ------------------------------------------------------------------
Comprehensive income                                   -             -                    -                  -
                                            ------------------------------------------------------------------
Balance, June 30, 1999                        76,522,000  $         77      $       511,256  $          20,536
                                            ==================================================================

                                             ACCUMLATED OTHER                  TOTAL         COMPREHENSIVE
                                          COMPREHENSIVE INCOME (LOSS)                            INCOME
                                          -------------------------------------------      -----------------------
Balance, December 31, 1998                $                1,829       $      357,378       $                    -
Exercise of stock options                                      -               16,141                            -
Issuance of shares for purchase of
   subsidiaries and property                                   -              120,007                            -
Foreign currency translation adjustment                   (4,689)              (4,689)                      (4,689)
Unrealized loss on marketable securities                     (11)                 (11)                         (11)
Reclassification of redeemable ESOP
   stock                                                       -                    6                            -
Net income                                                     -               40,166                       40,166
                                          -------------------------------------------       ----------------------
Comprehensive income                                           -                    -       $               35,466
                                          -------------------------------------------       ======================
Balance, June 30, 1999                    $               (2,871)      $      528,998
                                          ===========================================

         The accompanying notes are an integral part of this condensed consolidated statement of equity and comprehensive income.

                          SNYDER COMMUNICATIONS, INC.
                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (UNAUDITED)

                                                                       For the Six Months
                                                                         Ended June 30,
                                                                     1999              1998
                                                                   --------          --------
                                                                         (in thousands)
Cash flows from operating activities of continuing operations:
 Net income                                                        $ 27,527          $  6,548
 Adjustments to reconcile net income from continuing operations to net cash provided by (used in) operating activities of
   continuing operations:
     Depreciation and amortization                                   12,921             8,033
     Non-cash charge from accelerated vesting of acquired
     subsidiary options                                                   -                59
     Deferred taxes                                                   3,687           (11,717)
     Loss on disposal of assets                                         401               147

 Changes in assets and liabilities:
     Accounts receivable, net                                        (7,912)          (15,422)
     Receivables from pass through costs                            (12,737)           (8,700)
     Accounts receivable, related party                                (116)              621
     Unbilled services                                                7,479             5,601
     Deposits and other noncurrent assets                              (497)               77
     Other current assets                                           (10,059)              527
     Accounts payable and other accrued liabilities                   6,981            24,920
     Client advances                                                 (6,855)          (13,592)
     Unearned revenue                                                   928            (1,353)
                                                                   --------          --------
        Net cash provided by (used in) operating activities
            of continuing operations                                 21,748            (4,251)
                                                                   --------          --------
Cash flows from investing activities of continuing operations:
 Purchase of subsidiaries, net of cash acquired                     (29,254)           (6,179)
 Purchase of property and equipment                                 (14,051)          (21,242)
 Proceeds from sale of equipment                                          -                 7
 Net sales of marketable securities                                     612               339
 Purchase of intangibles                                             (3,661)             (431)
 Note and net advances to stockholders                                    -               917
                                                                   --------          --------
 Net cash used in investing activities of
  continuing operations                                             (46,354)          (26,589)

Cash flows from financing activities of continuing operations:
 Repayment of related party borrowings                                  (70)             (909)
 Distributions and dividends                                              -            (3,854)
 Net proceeds from long term debt                                       449             6,669
 Net borrowings (repayments) of lines of credit                      22,276            (7,230)
 Payments on capital lease obligations                                 (877)             (991)
 Proceeds from exercise of options                                   13,707            11,414
 Proceeds from issuance of common stock                                   -            24,351
 Purchase and retirement of treasury stock                                -            (2,096)
                                                                   --------          --------
      Net cash provided by financing activities of
      continuing operations                                          35,485            27,354
                                                                   --------          --------
 Effect of exchange rate changes                                      1,009                83

 Net increase (decrease) in cash and equivalents of
  continuing operations                                              11,888            (3,403)

 Investments and advances to discontinued operations                (11,227)          (14,080)

 Cash and equivalents, beginning of period                           47,931            71,789
                                                                   --------          --------
 Cash and equivalents, end of period                               $ 48,592          $ 54,306
                                                                   ========          ========
Supplemental disclosure of cash flow information:
 Cash paid during the period for interest                          $    810          $    481
 Cash paid for income taxes                                           5,025             5,106
Supplemental disclosure of noncash activities:
 Equipment purchased under capital leases                                 -               937
 Issuance of shares of common stock for
  purchase of subsidiaries                                          120,948            50,605
 Issuance of common stock related to stock appreciation rights            -             3,484
 Tax benefit from exercise of stock options                           2,434             4,594
 Issuance of notes for purchase of subsidiary                             -             1,350
 Tax benefit from taxable merger transactions                             -            44,348

        The accompanying notes are an integral part of these condensed consolidated statements of cash flows.

                          SNYDER COMMUNICATIONS, INC.

             NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  (UNAUDITED)

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

Snyder Communications, Inc., a Delaware corporation, was incorporated on June 25, 1996, to continue the business operations of the Partnership. The Company, in conjunction with all of the existing partners in the Partnership, reorganized on September 24, 1996 (the "Reorganization"), upon the effectiveness of the initial public offering of its common stock.

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

Snyder Communications provides outsourced marketing solutions and operates in three main areas: an international advertising, direct marketing and communications agency ("SNC"); a healthcare marketing services group, Ventiv Health, Inc. ("Ventiv"), which the Company plans to spin-off as discussed below; and an Internet professional services business ("circle.com"). SNC provides advertising and direct marketing services to clients worldwide. Ventiv is a provider of marketing and sales services for the pharmaceutical and life sciences industries. Circle.com creates Internet-based customer relationship management solutions for its clients.

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

On June 22, 1999, the Board of Directors of Snyder Communications approved a spin-off (the "Distribution") of Ventiv to existing shareholders. The Company intends to consummate the Distribution during the second half of 1999 through a dividend of one share of Ventiv common stock for every three shares of Snyder Communications common stock. Accordingly, the accompanying financial statements have been restated to reflect Ventiv as discontinued operations for all periods. The accompanying notes, except Note 2, relate only to the continuing operations of the Company.

During the first quarter of 1999, the Company issued 3,053,772 shares of its common stock in conjunction with the acquisitions of PromoTech Research Associates ("PromoTech") and MSG. PromoTech is a pharmaceutical marketing communications firm that distributes product samples and educational materials to pharmaceutical sales representatives and physicians. PromoTech, as part of Ventiv, is included in the Company's discontinued operations. MSG is a marketing and media services company that provides broad-reaching alternative media solutions. These acquisitions were originally accounted for as poolings of interests transactions in the first quarter of 1999. However, as a result of the June 1999 decision by the Company to distribute Ventiv to its existing shareholders, the financial statements for the first quarter of 1999 have been previously restated to reflect the acquisitions of PromoTech and MSG as purchases in accordance with Accounting Principles Board Opinion No. 16, "Business Combinations".

The accompanying unaudited condensed consolidated financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission. As a result, certain information and footnote disclosures normally included in financial statements prepared in accordance with GAAP have been condensed or omitted. The Company believes that the disclosures made are adequate to make the information presented not misleading. The condensed consolidated financial statements reflect all adjustments (consisting of only normal recurring adjustments) which, in the opinion of management, are necessary to present fairly the financial position, results of operations and cash flows of the Company as of June 30, 1999 and for the six months ended June 30, 1999 and 1998. Certain amounts previously presented have been reclassified to conform to June 30, 1999 presentation. Operating results for the six month period ended June 30, 1999 are not necessarily indicative of the results that may be expected for the year ended December 31, 1999. The unaudited condensed consolidated financial statements should be read in conjunction with the financial statements and footnotes thereto included in the Company's Registration Statement on Form S-4 as amended, filed with the Securities and Exchange Commission on August 10, 1999.

2. DISCONTINUED OPERATIONS:

As discussed above, on June 22, 1999, the Board of Directors of Snyder Communications approved the spin-off of Ventiv to existing shareholders. The Company intends to complete the Distribution during the second half of 1999 through a dividend of one share of Ventiv common stock for every three shares of Snyder Communications common stock. Following the distribution, Ventiv will become an independent, publicly traded corporation. Accordingly, the accompanying financial statements have been restated to reflect Ventiv as discontinued operations for all periods in accordance with GAAP. The operating results of Ventiv, which are presented as income from discontinued operations, net of income taxes, in the accompanying condensed consolidated statements of income, are summarized below:

                                                         For the Three Months          For the Six Months
                                                             Ended June 30,               Ended June 30,
                                                         1999            1998          1999           1998
                                                        -------         -------      --------       --------
                                                                (in thousands except per share data)
Revenues                                                $94,320         $83,957      $181,259       $151,313
Operating expenses:
       Cost of services                                  70,171          60,514       137,028        109,677
       Selling, general and administrative expenses      11,239          11,514        21,585         19,929
       Non-recurring compensation, ESOP and
       recapitalization costs                                 -             279             -            515
                                                        -------         -------      --------       --------
Earnings before interest, taxes and one time cost        12,910          11,650        22,646         21,192

Acquisition costs & non-recurring charges                   118               -         1,694         11,356
                                                        -------         -------      --------       --------
Income from operations                                   12,792          11,650        20,952          9,836

Interest expense                                            (82)           (553)         (123)        (1,078)
Interest/dividend/investment income                          95             413           373            655
                                                        -------         -------      --------       --------
                                                         12,805          11,510        21,202          9,413
Income tax provision                                      5,257           4,840         8,563          6,795
                                                        -------         -------      --------       --------
Net income                                              $ 7,548         $ 6,670      $ 12,639       $  2,618
                                                        =======         =======      ========       ========

Basic earnings per share of Snyder
 Communications Stock                                      0.10            0.10          0.17           0.04
Diluted earnings per share of Snyder
 Communications Stock                                      0.10            0.10          0.17           0.04

The net assets of discontinued operations presented in the accompanying condensed consolidated balance sheet represent the net assets of Ventiv, the components of which are summarized below:

                                               June 30,     December 31,
                                                 1999           1998
                                               --------       --------
Assets                                               (in thousands)
     Cash and equivalents                      $ 21,347       $ 25,664
     Net accounts receivables                    55,812         43,521
     Other current assets                        35,869         26,264
                                               --------       --------
        Currents Assets                         113,028         95,449
                                               --------       --------
     Net property and equipment                  13,455         10,028
     Net goodwill & other intangibles            96,103         80,728
     Other non-current assets                     5,509          7,439
                                               --------       --------
        Total Assets                           $228,095       $193,644
                                               ========       ========

Liabilities
     Accounts payable and accrued expenses     $ 55,674       $ 60,393
     Other current liabilities                   12,377         10,609
                                               --------       --------
        Current liabilities                      68,051         71,002
                                               --------       --------
     Other long-term liabilities                  1,273          2,915
                                               --------       --------
     Total liabilities                         $ 69,324       $ 73,917
                                               ========       ========
        Net Assets                             $158,771       $119,727
                                               ========       ========

During the six months ended June 30, 1999, Ventiv recorded $1.7 million in nonrecurring acquisition and related costs. This amount is for additional cost incurred to consolidate and integrate certain of Ventiv's acquired operations in the U.S. and U.K. under Ventiv's plan initiated in 1998. Ventiv recorded approximately $10.7 million related to this plan in 1998. The charge recorded in 1999 consists of $1.3 million in severence and related costs associated with the termination of 23 employees, and $0.4 million in consulting services and other costs related to these integration activities. As of June 30, 1999, 149 employees had terminated employment with Ventiv and $9.1 million had been charged against the total liability of $12.4 million.

The following table summarizes the activity in the Ventiv integration activities liability account:

                                           Beginning                   Deductions for     Balance at End
                                            Balance      Additions      Amounts Paid        of Period
                                           ---------     ---------      ------------      --------------
Year Ended December 31, 1998............   $      --       10,654         (2,683)             $7,971
Six Months Ended June 30, 1999..........   $   7,971        1,696         (6,439)             $3,228

During the six months ended June 30,1998, Ventiv recorded $11.4 million in nonrecurring acquisition and related costs. These costs are primarily related to the consummation of pooling of interests transactions in the first quarter of 1998 and consist of investment banking fees, other professional service fees and other contractual payments. In addition, this amount includes a charge of approximately $4.4 million for costs necessary to consolidate and integrate certain of Ventiv's acquired operations in the U.S. and the U.K.

3. SEGMENT INFORMATION:

As discussed in Note 1, the continuing operations of the Company consist of SNC, an international direct marketing, advertising and communications organization, and circle.com, an Internet professional services business. The Company evaluates the performance of its two groups based on earnings before interest and taxes (EBIT) from the combined subsidiaries in each operating group, excluding nonrecurring acquisition and related costs, and compensation to stockholders.

                                                                    For the Three Months            For the Six Months
                                                                       Ended June 30,                  Ended June 30,
                                                                    1999           1998             1999           1998
                                                                  --------       --------         --------       --------
                                                                       (in thousands)                 (in thousands)
     Revenues:
          SNC                                                     $154,431       $115,518         $287,388       $223,359
          circle.com                                                 6,998          3,087           12,347          4,830
          Elimination of intersegment
            revenues                                                   (84)            --             (309)            --
                                                                  --------       --------         --------       --------
          Total                                                   $161,345       $118,605         $299,426       $228,189
                                                                  ========       ========         ========       ========

     EBIT:
          SNC                                                     $ 25,185       $ 16,130         $ 49,354       $ 30,570
          circle.com                                                  (613)           447           (1,798)           119
                                                                  --------       --------         --------       --------
          Total                                                   $ 24,572       $ 16,577         $ 47,556       $ 30,689
                                                                  ========       ========         ========       ========

     Reconciliation of EBIT to Income from Continuing Operations:

     Total EBIT for operating groups                              $ 24,572       $ 16,577         $ 47,556       $ 30,689
     Compensation to stockholders                                        -           (191)               -           (382)
     Acquisition and related costs                                    (672)             -           (1,382)       (22,597)
                                                                  --------       --------         --------       --------
     Income from continuing                                       $ 23,900       $ 16,386         $ 46,174       $  7,710
     operations                                                   ========       ========         ========       ========

                                                                   June 30,     December 31,
                                                                    1999           1998
                                                                  --------       --------
                                                                       (in thousands)
     Total Assets:
          SNC                                                     $618,601       $480,613
          circle.com                                                59,408         15,042
          Discontinued
            operations,net                                         158,771        119,727
          Elimination of SNC's
            interest in circle                                     (10,662)        (2,130)
                                                                  --------       --------
          Total                                                   $826,118       $613,252
                                                                  ========       ========

4. BUSINESS COMBINATIONS:

The following details revenues and net income (loss) for the three months and six months ended June 30, 1998 of the continuing operations of the Company and all entities acquired through pooling of interests combinations ("Pooled Entities") through the dates of their respective mergers. The "Snyder" amounts include the financial results of the original operations of the Company for the entire period and the financial results of the Pooled Entities for the period subsequent to the dates of their respective mergers.

                                                            For the Three Months          For the Six Months
                                                               Ended June 30,                Ended June 30,
                                                           1999             1998          1999           1998
                                                         --------         --------      --------       --------
                                                                                (in thousands)
Revenues:
     Snyder - Continuing Operations                      $161,345         $134,935      $299,426       $197,960
     Pooled Entities - Continuing Operations                   --          (16,330)           --         30,229
                                                         --------         --------      --------       --------
                                                         $161,345         $118,605      $299,426       $228,189
                                                         ========         ========      ========       ========

Net income (loss):
     Snyder - Continuing Operations                      $ 13,705         $ 16,900      $ 27,527       $ 14,574
     Pooled Entities - Continuing Operations                   --           (5,777)           --         (8,026)
                                                         --------         --------      --------       --------
                                                         $ 13,705         $ 11,123      $ 27,527       $  6,548
                                                         ========         ========      ========       ========

During the six months ended June 30, 1998, Snyder and the Pooled Entities recorded $6.9 million and $15.7 million, respectively, in nonrecurring acquisition and related costs. Additionally, for the six months ended June 30, 1998, the Pooled Entities recorded $0.4 million of nonrecurring compensation to stockholders.

During 1998, the Company completed several purchase business combinations for total consideration paid of approximately $5.7 million (152,411 shares of Snyder common stock and $636,000 in cash). Based upon an allocation of purchase consideration, these purchase business combinations have resulted in goodwill of approximately $6.6 million.

During 1999, the Company completed several purchase business combinations including MSG (March 30, 1999), Broadwell Marketing Group ("Broadwell") (May 21,
1999), Natural Intelligence, Inc. ("Natural Intelligence") (June 24, 1999) and Tsunami Consulting Group, Inc. ("Tsunami") (June 25, 1999). MSG was acquired for total consideration paid of approximately $66.4 million and consisted of 2,470,341 shares of Snyder common stock and resulted in $65.2 million of additional goodwill. Broadwell was acquired for total consideration paid of approximately $20.6 million and consisted of 411,909 shares of Snyder common stock and $9.2 million in cash and resulted in $20.0 million of additional goodwill. Natural Intelligence was acquired for total consideration paid of approximately $7.4 million and consisted of 157,918 shares of Snyder common stock and $2.8 million in cash and resulted in $7.7 million of additional goodwill. Tsunami was acquired for total consideration of approximately $29.0 million and consisted of 686,583 shares of Snyder common stock and $9.5 million in cash and resulted in $31.4 million of additional goodwill.

The following table presents pro forma financial information as if the 1998 and 1999 purchase business combinations had been consummated at the beginning of each of the periods presented and all of the Company's operations had been taxed as a C corporation.

                                                        For the Six Months
                                                          Ended June 30,
                                                    ------------------------
                                                      1999            1998
                                                    --------         -------
                                                           (unaudited)
                                                 (In thousands, except per share data)
Pro forma revenues.............................         $322,356     $258,997
Pro forma net income (loss)....................         $ 28,010     $  2,428
Pro forma net income (loss) per share-basic ...         $   0.37     $   0.03
Pro forma net income (loss) per share-diluted..         $   0.36     $   0.03

The Company's other purchase business combinations are immaterial to the consolidated financial statements.

5. ACQUISITION AND RELATED COSTS:

During the six months ended June 30, 1999, the Company recorded $1.4 million in nonrecurring acquisition and related costs. This amount is for the costs incurred to consolidate and integrate certain of the Company's acquired operations in the U.S. under the Company's plan initiated in the fourth quarter of 1998. The charge recorded in the six months ended June 30, 1999 consists of consulting services and other costs related to these integration activities. In 1998, the Company recorded approximately $2.6 million of costs to consolidate and integrate certain of the Company's operations, including costs associated with the planned termination of 42 employees. The integration activities recorded in 1998 were recorded in accordance with Emerging Issues Task Force No. 94-3 "Liability Recognition for Costs to Exit an Activity (including certain costs incurred in a restructuring)" ("EITF 94-3"). Additional expenses for the Company's integration activities recorded in 1999 represent additional costs incurred that did not qualify for accrual at December 31, 1998 in accordance with EITF 94-3. The Company expects these integration activities to be substantially completed by the third quarter of 1999. As of June 30, 1999, 36 employees had terminated employment with the Company and $2.5 million had been charged against the total liability of $4.0 million.

During the six months ended June 30, 1998, the Company recorded $22.6 million in nonrecurring acquisition and related costs. These costs are primarily related to the consummation of pooling of interests transactions in the first half of 1998 and consist primarily of investment banking fees, other professional service fees and other contractual payments.

The following table summarizes the activity in the integration activities liability account:


                                       Beginning                       Deductions for    Balance at End
                                        Balance       Additions         Amounts Paid       of Period
                                      -----------   --------------   --------------    ---------------
Year Ended December 31, 1998......    $     --          2,625             (305)            $2,320
Six Months Ended June 30, 1999....    $  2,320          1,383           (2,197)            $1,506


6. INCOME TAXES:

The Company's effective tax rate for the six months ended June 30, 1999 and 1998 differs from the federal statutory rate due primarily to the nondeductibility of certain nonrecurring acquisition costs and state income taxes. Additionally, the 1998 rate also differs from the different tax status of certain of the Pooled Entities prior to their merger with Snyder Communications and different statutory rates for the Company's international operations.

7. PRO FORMA INCOME DATA:

The pro forma net income per share amounts include a provision for federal and state income taxes as if the Company had been a taxable C corporation for all periods presented. The pro forma income tax rate on the Company's recurring operations reflects the combined federal, state, and foreign income taxes of approximately 40.0% and 36.0% for the six months ended June 30, 1999 and 1998, respectively. The pro forma income tax rates in the table below differ from the pro forma income tax rates on the Company's recurring operations due to the nondeductibility of certain of the acquisition and related costs. The Company's June 30, 1999 and 1998 tax provisions exceed the Company's statutory rate due to the recognition of certain acquisition and related costs which are not deductible for income tax purposes.

The table below presents this pro forma calculation of net income:

                                                   For the Three Months          For the Six Months
                                                      Ended June 30,               Ended June 30,
                                                  1999            1998           1999           1998
                                                ---------      ---------       --------      ---------
     Pro forma net income data:                                       (in thousands)
     Historical income before income taxes       $24,059         $16,529         $46,715        $8,310
     Pro forma provision for income taxes         10,354           5,808          19,188         4,161
                                                 -------         -------         -------        ------

     Pro forma net income                        $13,705         $10,721         $27,527        $4,149
                                                 =======         =======         =======        ======

8.  DEBT - LINE OF CREDIT:

In April 1999, the Company entered into a $25 million, one-year unsecured revolving credit facility (the "$25 Million Credit Facility") with a bank (the "Lending Bank"). Availability under the $25 Million Credit Facility is subject to the Company's compliance with various financial ratios, operating covenants and other customary conditions. Interest on amounts borrowed under the $25 Million Credit Facility is based on either the London Interbank Offered Rate, the Lending Bank's base rate of interest or the federal funds rate. On June 30, 1999, there was $ 23 million in outstanding borrowings under the Credit Facility. In August 1999, the Company entered into a $50 million, 60-day unsecured credit facility with terms the same as the $25 Million Credit Facility. As a result, under the terms of the $25 Million Credit Facility, the Company will repay all borrowings during the third quarter of 1999 and the $25 Million Credit Facility will terminate.


9.  ACCUMULATED OTHER COMPREHENSIVE INCOME:

Accumulated other comprehensive income includes the cumulative amounts for foreign currency translation adjustments and unrealized gains and losses on marketable securities. The cumulative foreign currency translation adjustment was $(2.9) million and $1.8 million as of June 30, 1999 and December 31, 1998, respectively. The cumulative gain on marketable securities was $10,849 as of December 31, 1998.

10. NET INCOME PER SHARE:

A reconciliation of the shares used to compute basic and diluted earnings per share follows. For each of the periods presented, the same net income used to compute basic earnings per share was used to compute diluted earnings per share.

                                                  For the Three Months      For the Six Months
                                                      Ended June 30,           Ended June 30,
                                                  1999          1998         1999        1998
                                                --------     --------       ------     --------
                                                                  (in thousands)
     Weighted average shares outstanding
      for the period used in computation
      of basic net income per share                  75,367     69,233       73,637     68,494
     Dilutive impact of stock options                   838      2,766        1,295      2,572
                                                     ------     ------       ------     ------
     Shares used in computation of diluted
      net income per share                           76,205     71,999       74,932     71,066
                                                     ======     ======       ======     ======

For the six months ended June 30, 1999 and 1998, weighted average common stock equivalents of 258,421 and 531,090, respectively, are not included in the calculation of diluted net income per share because they were antidilutive for the period.

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


Overview

Since completing our initial public offering in September 1996, we have significantly expanded the range of marketing services we are able to offer our clients. This expansion has been accomplished by creating and initiating new programs or service offerings and by acquiring businesses that offer complementary services. Our strategy has been to grow our existing business and to integrate services of our acquired companies with those of our existing operations. The service offerings of acquired companies have been combined with those previously offered by us to create SNC, circle.com, and Ventiv Health, Inc. ("Ventiv"). SNC consists of Brann Worldwide, Bounty SCA Worldwide and Arnold Worldwide networks. Brann Worldwide provides direct marketing and sales services for its clients, such as direct mail advertising. Bounty SCA Worldwide distributes product samples and other advertising materials for its clients. Arnold Worldwide operates SNC's advertising and public relations operations. Circle.com provides Internet professional services. We strive to integrate our service capabilities within, as well as across, our networks. Ventiv's services are designed to develop, execute and monitor strategic marketing plans for pharmaceutical and other life sciences products and to conduct educational research and communication services for the medical community. As discussed below, we plan to distribute Ventiv stock to our shareholders.

On May 6, 1999, the Board of Directors of Snyder Communications authorized, subject to shareholder approval, the issuance of two new series of common stock, the circle.com Stock and the SNC Stock . Each share of Snyder Communications' outstanding common stock will be exchanged for one share of SNC Stock and .25 of a share of circle.com Stock. The circle.com Stock will serve as a tracking stock to separately reflect the performance of circle.com. The shares of circle.com Stock will initially represent 80% of the equity value attributed to circle.com. The remaining equity value attributed to circle.com will remain with SNC as its retained interest in circle.com. The SNC Stock will serve as a tracking stock to separately reflect the performance of SNC and a retained interest in circle.com. We expect to issue the circle.com Stock and SNC Stock to existing shareholders in the second half of 1999. The historic results of both circle.com and SNC are included in the accompanying condensed consolidated financial statements. Although we will allocate certain assets, liabilities, revenues, expenses, and cash flows to circle.com and SNC, the allocation will not change the legal title to any assets or responsibility for any liabilities and will not affect the rights of creditors. Holders of the circle.com Stock and the SNC Stock will be common stockholders of Snyder Communications and will be subject to all the risks associated with an investment in Snyder Communications and all of its businesses, assets and liabilities. Material financial events, which may occur at Snyder Communications, may adversely affect circle.com's and SNC's results of operations or financial position.

On June 22, 1999, the Board of Directors of Snyder Communications approved a distribution (the "Distribution") of Ventiv to existing shareholders. Snyder Communications intends to consummate the Distribution during the second half of 1999 through a dividend of one share of Ventiv common stock for every three shares of Snyder Communications common stock. Accordingly, Snyder Communications' financial statements have been restated to reflect Ventiv as discontinued operations for all periods in accordance with generally accepted accounting principles ("GAAP"). The discussion of results of operations contained in this document separately addresses Snyder Communications' continuing operations and discontinued operations.

Snyder Communications has increased the scope of services and the geographic presence of SNC and circle.com with the completion of strategic acquisitions. During the first half of 1999 we completed several purchase business combinations including MSG, Broadwell, Natural Intelligence, and Tsunami for approximately 3.7 million shares of Snyder Communications common stock and $21.5 million cash. These purchases have resulted in $124.3 million goodwill. During the first half of 1999, we issued approximately 584,000 shares to acquire PromoTech which is part of Ventiv. Our financial statements have been restated to reflect Ventiv as discontinued operations. We plan to focus on internal growth for the foreseeable future as the primary means of expanding our business, although we will consider attractive acquisition opportunities as they arise.

Results of Operations - Continuing Operations

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

The following sets forth, for the periods indicated, certain items of our continuing operations and the percentages of revenue represented by these items. Pro forma net income includes a provision for income taxes as if all of our operations had been taxed as a C corporation for all periods presented. We consider compensation to stockholders and acquisition and related costs to be nonrecurring, because our current operations will not result in any compensation to stockholders or acquisition and related costs in future periods.

                                            For the Three Months                                  For the Six Months
                                              Ended June 30,                                        Ended June 30,
                                    1999                          1998                   1999                      1998
                             -------------------         ----------------------    ------------------    ---------------------
                                                                      (dollars in thousands)
Net revenues                   $161,345    100.0%        $118,605       100.0%    $299,426      100.0%       $228,189     100.0%

Cost of services                109,807     68.1           77,995        65.8      200,736       67.0         149,492      65.5
Selling, general, and
 administrative expenses         26,966     16.7           24,033        20.3       51,134       17.1          48,008      21.0
Compensation to stockholders          -        -              191         0.2            -          -             382       0.2
Acquisition and related costs       672      0.4                -           -        1,382        0.5          22,597       9.9
                               --------    -----         --------       -----     --------      -----        --------     -----
Income from continuing
 operations                      23,900     14.8           16,386        13.7       46,174       15.4           7,710       3.4

Interest expense                   (409)    (0.3)            (573)       (0.5)        (696)      (0.2)         (1,014)     (0.4)
Investment income                   568      0.4              716         0.6        1,237        0.4           1,614       0.7
Income tax provision             10,354      6.4            5,406         4.6       19,188        6.4           1,762       0.8
                               --------    -----         --------       -----     --------      -----        --------     -----
Net income -
 continuing operations         $ 13,705      8.5%        $ 11,123         9.2%    $ 27,527        9.2%       $  6,548       2.9%
                               ========    =====         ========       =====     ========      =====        ========     =====
Pro forma net income
 - continuing operations       $ 13,705      8.5%        $ 10,721         9.0%    $ 27,527        9.2%       $  4,149       1.8%
                               ========    =====         ========       =====     ========      =====        ========     =====

Three Months Ended June 30, 1999 Compared to Three Months Ended June 30, 1998

Revenues. Our revenues increased $42.7 million, or 36.0%, to $161.3 million in the second quarter of 1999 from $118.6 million in the same period in 1998. Revenues of Brann Worldwide increased $12.8 million, or 19.3%, for the three months ended June 30, 1999 as compared to the same period in 1998 due to increased levels of service provided to both new and existing clients in the US and UK which was offset by a decrease in revenue from the sale of long distance telephone service. This net $12.8 million increase accounted for 29.9% of the total increase in revenues for the three months ended June 30, 1999. Revenues of Bounty SCA Worldwide increased $23.8 million, or 119.7%, for the three months ended June 30, 1999, as compared to the same period in 1998. This change was a result of increased distribution of product samples and other advertising materials and the purchase of MSG in March 1999, which accounted for $15.6 million of the increase. Bounty SCA's increase in revenues accounted for 55.7% of the total increase in revenues for the three months ended June 30, 1999. Revenues of Arnold Worldwide increased $2.3 million, or 7.7%, for the second quarter of 1999 as compared to the same period in 1998 due to an increase in advertising services provided to existing and new clients. This increase accounted for 5.4% of the total increase in revenues for the three months ended June 30, 1999. Revenues of circle.com increased $3.9 million, or 126.5%, for the second quarter of 1999 as compared to the same period in 1998 as a result of increases in service provided to both new and existing clients and from purchase transactions completed during the second half of 1998.

Cost of services. Our cost of services increased $31.8 million, or 40.8%, to $109.8 million in the second quarter of 1999 from $78.0 million in the same quarter of 1998. Cost of services as a percentage of revenues increased to 68.1% for the three months ended June 30, 1999 from 65.8% for the same period in 1998. The dollar fluctuation in cost of services at our various operating units corresponds to the revenue changes discussed above. Cost of services within the Brann Worldwide network increased $10.1 million, or 22.9%, in the second quarter of 1999 and accounted for 31.8% of the total increase in cost of services. This increase in cost of services is consistent with the revenues change discussed above. Brann's cost of services as a percentage of revenues increased to 68.6% for the second quarter of 1999 from 66.7% for the same period in 1998. Cost of services within the Bounty SCA Worldwide network increased $17.1 million, or 156.7%, for the three months ended June 30, 1999 due, in part, to the purchase of MSG in March, 1999 which accounted for $11.6 million of the increase. Bounty SCA's increase in cost of services accounted for 53.8% of the total increase in cost of services. As a percentage of revenues, Bounty SCA's cost of services for the three months ended June 30, 1999 increased to 64.0% from 54.8% for the corresponding period in 1998 primarily as a result of the purchase of MSG. MSG has a higher cost of services as a percentage of revenues than Bounty SCA's other businesses. Cost of services within the Arnold Worldwide network increased $1.6 million, or 7.5% for the three months ended June 30, 1999 and accounted for 5.0% of the total increase in cost of services. Arnold's cost of services as a percentage of revenues remained relatively constant between the second quarter of 1999 and the same period in 1998 at 71.9% and 72.0%, respectively. Cost of services within circle.com increased for the three months ended June 30, 1999 compared to June 30, 1998 due to an increase in service provided to new and existing clients and from purchase transactions during the second half of 1998.

Selling, General and Administrative Expenses. Our selling, general and administrative expenses increased $3.0 million, or 12.5%, to $27.0 million in the second quarter of 1999 from $24.0 million in the first quarter of 1998. The increase in selling, general an administrative expenses is consistent with our overall growth. Selling, general and administrative expenses as a percentage of revenues decreased to 16.7% for the three months ended June 30, 1999 from 20.3% for the same period in 1998 due primarily to the revenue growth and the lower proportional increase in selling, general and administrative expenses necessary to support the growth.

Compensation to Stockholders. No compensation to stockholders was recorded in the second quarter of 1999. Compensation to stockholders was $0.2 million in the second quarter 1998. Compensation to stockholders reflects compensation paid to certain stockholders of acquired companies prior to their respective mergers with us that is in excess of the compensation provided for in their employment contracts with us. No compensation to stockholders is recorded subsequent to an acquisition by us.

Acquisition and Related Costs. We recorded $0.7 million in acquisition and related costs during the second quarter of 1999. These costs were related to the consolidation and integration of certain of our acquired operations. No acquisition and related costs was recorded in the second quarter of 1998.

Interest Expense. Our interest expense decreased $0.2 million, or 50.0%, to $0.4 million in the second quarter of 1999 from $0.6 million in the second quarter of 1998. The decline was attributable primarily to the repayment of debt of companies that were acquired by us in 1998 through pooling of interests combinations. If we increase our borrowing levels to acquire companies, repurchase our stock or for other purposes, interest expense will increase in future periods.

Investment Income. We recorded investment income of $0.6 million and $0.7 million in the three months ended June 30, 1999 and 1998, respectively. The amount recorded in investment income is directly related to the amount of cash and equivalents available for investment during the period.

Income Tax Provision. We recorded a tax provision of $10.4 million in the three months ended June 30, 1999. Our effective tax rate on our recurring operations is approximately 41.7% for the three months ended June 30, 1999. The actual tax provision recorded differs from the effective rate primarily due to the nondeductibility of certain of the nonrecurring costs recorded during the period.

Income from Continuing Operations. Our income from continuing operations increased $2.6 million to $13.7 million in the second quarter of 1999 from $11.1 million in the second quarter of 1998, due primarily to our overall growth, improved operating margins and containment of costs. In the second half of 1999, we expect to incur approximately $23.0 million of expenses related to the recapitalization proposal and the healthcare services spin-off. These expenses will have an impact on our income from continuing operations for the year ended December 31, 1999. In addition, our intention to focus on internal growth for SNC, circle.com and Ventiv as the primary means of growth is a shift from our past acquisition growth pattern. To facilitate our growth, we intend to invest over $20 million into our business in the next 12 to 18 months to promote our brands, further enhance the skills of our employees, further our business development efforts, and to make further investment in technology. We expect that this additional investment to expand our business will cause an increase in our expenses over that period.

Pro Forma Net Income from Continuing Operations. Our pro forma net income from continuing operations shows the effect on net income assuming all of our operations were taxed as C corporations for the three months ended June 30, 1999 and 1998, respectively. In the second quarter of 1999, all of our continuing operations were taxed as a C corporation, so net income and pro forma net income from continuing operations are the same. The income tax provision in the first half of 1998 includes benefits from the S corporation status of certain entities prior to our acquisition of them. Pro forma net income from continuing operations increased $3.0 million to $13.7 million in the second quarter of 1999 from $10.7 million in the second quarter of 1998. This increase is due primarily to our overall growth in revenues and containment of costs.


Six Months Ended June 30, 1999 Compared to Six Months Ended June 30, 1998

Revenues. Our revenues increased $71.2 million, or 31.2%, to $299.4 million in the first half of 1999 from $228.2 million in the same period in 1998. Revenues of Brann Worldwide increased $31.1 million, or 24.3%, for the six months ended June 30, 1999 as compared to the same period in 1998 due to increased levels of service provided to both new and existing clients in the U.S. and U.K. This increase accounted for 43.7% of the total increase in revenues for the six months ended June 30, 1999. Revenues of Bounty SCA Worldwide increased $28.3 million, or 77.7%, for the six months ended June 30, 1999 as compared to the same period in 1998 as a result of increased sampling program activities and the purchase of MSG in March 1999, which accounted for $15.6 million of the increase. Bounty SCA's increase in revenues accounted for 39.7% of the total increase in revenues for the six months ended June 30, 1999. Revenues of Arnold Worldwide increased $4.6 million, or 7.8%, for the first half of 1999 as compared to the same period in 1998 due to an increase in creative and advertising services provided to existing and new clients. This increase accounted for 6.5% of the total increase in revenues for the six months ended June 30, 1999. Revenues of circle.com increased $7.5 million, or 156%, for the first half of 1999 as compared to the same period in 1998 as a result of increases in service provided to both new and existing clients and from purchase transactions completed during 1998.

Cost of services. Our cost of services increased $51.2 million, or 34.2%, to $200.7 million in the first half of 1999 from $149.5 million in the first half of 1998. Cost of services as a percentage of revenues increased to 67.0% for the six months ended June 30, 1999 from 65.5% for the same period in 1998. The dollar fluctuation in cost of services at our various operating units corresponds to the revenue changes discussed above. Cost of services within the Brann Worldwide network increased $21.1 million, or 24.5%, in the first half of 1999 and accounted for 41.2% of the total increase in cost of services. As a percentage of revenues, Brann's cost of services remained constant between the first half of 1999 and the same period in 1998 at 67.3% for both periods. Brann's cost of services as a percentage of revenues was favorably impacted in 1999 by a fee of $3.8 million, net of related expenses that was received for termination of certain services under an existing contract. Cost of services within the Bounty SCA Worldwide network increased $21.4 million, or 108.7%, for the six months ended June 30, 1999 due, in part, to the purchase of MSG in March 1999 which accounted for $11.6 million of the increase. Bounty SCA's increase in cost of services accounted for 41.8% of the total increase in cost of services. As a percentage of revenues, Bounty SCA's cost of services for the six months ended June 30, 1999 increased to 63.5% from 54% for the corresponding period in 1998 primarily as a result of the purchase of MSG. MSG has a higher cost of services as a percentage of revenues than Bounty SCA's other businesses. Cost of services within the Arnold Worldwide network increased $3.3 million, or 8%, for the six months ended June 30, 1999 and accounted for 6.5% of the total increase in cost of services. Arnold's cost of services as a percentage of revenues remained relatively constant between the first half of 1999 and the same period in 1998 at 69.3% and 69.1%, respectively. Cost of services within circle.com increased for the six months ended June 30, 1999 compared to June 30, 1998 due to an increase in services provided to new and existing clients and from purchase transactions in 1998.

Selling, General and Administrative Expenses. Our selling, general and administrative expenses increased $3.1 million, or 6.5%, to $51.1 million in the first half of 1999 from $48.0 million in the first half of 1998 as a result of the growth in revenues discussed above. Selling, general and administrative expenses as a percentage of revenues decreased to 17.1% for the six months ended June 30, 1999 from 21.0% for the same period in 1998 as a result of the close monitoring and containment of these expenses as our revenues have increased and the lower proportional increase in selling, general and administrative expenses necessary to support the growth.

Compensation to Stockholders. No compensation to stockholders was recorded in the six months ended June 30, 1999. Compensation to stockholders was $0.4 million in the six months ended June 30, 1998. Compensation to stockholders reflects compensation paid to certain stockholders of acquired companies prior to their respective mergers with us that is in excess of the compensation provided for in their employment contracts with us. The amount by which the historical compensation paid to these stockholders exceeds the amount provided for in their respective employment contracts with us has been classified as compensation to stockholders. No compensation to stockholders is recorded subsequent to an acquisition by us.

Acquisition and Related Costs. We recorded $1.4 million in acquisition and related costs during the six months ended June 30, 1999 related to the consolidation and integration of certain of our acquired operations. We recorded $22.6 million in acquisition and related costs during the six months ended June 30, 1998, and these costs were related to the consummation of pooling of interests transactions during the six months ended June 30, 1998. We completed three pooling of interests transactions valued at approximately $206 million during the six months ended June 30, 1998.

Interest Expense. Our interest expense decreased $0.3 million, or 30.0%, to $0.7 million in the first half of 1999 from $1.0 million in the first half of 1998. The decline was attributable primarily to the repayment of debt of companies that were acquired by us in 1998 through pooling of interests combinations.

Investment Income. We recorded $1.2 million of investment income in the first half of 1999 and $1.6 million of investment income in the first half of 1998. Investment income varies based on the amount of cash and equivalents available for investment during the periods.

Income Tax Provision. We recorded a tax provision of $19.2 million in the six months ended June 30, 1999. Our effective tax rate on our recurring operations is approximately 40.1% for the six months ended June 30, 1999. The actual tax provision recorded differs from the effective rate primarily due to the nondeductibility of certain of the nonrecurring costs recorded during the period.

Income from Continuing Operations. Our income from continuing operations increased $21.0 million to $27.5 million in the first half of 1999 from $6.5 million in the first half of 1998, due primarily to our overall growth, improved operating margins and a significant decrease in nonrecurring acquisition and related costs, as well as the close monitoring and containment of overhead costs. In the second half of 1999, we expect to incur approximately $23.0 million of expenses related to the recapitalization proposal and the healthcare services spin-off. These expenses will have an impact on our income from continuing operations for the year ended December 31, 1999. In addition, our intention to focus on internal growth for SNC, circle.com and Ventiv as the primary means of growth is a shift from our past acquisition growth pattern. To facilitate our growth, we intend to invest over $20 million into our business in the next 12 to 18 months to promote our brands, further enhance the skills of our employees, further our business development efforts, and to make further investment in technology. We expect that this additional investment to expand our business will cause an increase in our expenses over that period.

Pro Forma Net Income from Continuing Operations. Pro forma net income from continuing operations shows the effect on net income assuming all of our operations were taxed as C corporations for the six months ended June 30, 1999 and 1998, respectively. In the first half of 1999, all of our continuing operations were taxed as a C corporation, so net income and pro forma net income from continuing operations are the same. The income tax provision in the first half of 1998 includes benefits from the S corporation status of certain entities prior to our acquisition of them. Pro forma net income from operations increased $23.4 million to $27.5 million in the first half of 1999 from $4.1 million in the first half of 1998. The increase in pro forma net income is due primarily to our overall growth and the decrease in nonrecurring acquisition and related costs.

Results of Operations - Discontinued Operations

In June 1999, our board of directors approved the spin-off of our healthcare services group through a distribution to existing stockholders. Therefore, the results of operations of Ventiv have been classified as discontinued operations. Ventiv reported net income of $12.6 million and $2.6 million in the first half of 1999 and 1998, respectively. Net income from the discontinued healthcare operations increased due to the overall growth within healthcare services, an incentive compensation payment received from a client and a one time $2.0 million reduction in the estimated amount of employee related social charges to be paid as a result of the integration of our French sales force, and the decrease in nonrecurring acquisition and related costs. See Note 2 to our Condensed Consolidated Financial Statements for a summary of Ventiv's results of operations.

Liquidity and Capital Resources

At June 30, 1999, we had $48.6 million in cash and equivalents. Cash and equivalents increased $0.7 million during the six months ended June 30, 1999 due to the $21.7 million provided by operating activities, the $35.5 million provided by financing activities, the $1.0 million effect of changes in the exchange rate, offset by the $46.4 million used in investing activities and the $11.2 million used by discontinued operations. The $35.5 million in cash provided by financing activities consists primarily of additional borrowings for acquisitions and the proceeds received from the exercise of stock options. The $46.4 million in cash used in investing activities consists primarily in cash used for business acquisitions and capital expenditures. The $11.2 million in cash used by discontinued operations is primarily driven by $10.8 million used in operating activities at Ventiv, which we intend to spin-off to our stockholders.

We believe that our cash and equivalents, as well as the cash provided by operations, and available financing will be sufficient to fund our current operations, planned capital expenditures and anticipated growth of our existing business over the next 12 months and beyond.

In April 1999, the Company entered into a $25 million, one-year unsecured credit facility (the "$25 Million Credit Facility"). In August 1999, the Company entered into a $50 Million, 60-day unsecured credit facility which will be replaced by a revolving credit facility of up to $200 million as discussed below. Under the terms of the $25 Million Credit Facility, the Company is required to repay the $25 million of outstanding borrowings under that facility during the third quarter of 1999 and the $25 Million Credit Facility will then terminate.

If we acquire additional businesses in transactions that include cash payment as part of the purchase price, both in the short-term and the long-term, we will first use excess cash available from operations and then pursue additional debt or equity financing as sources of cash necessary to complete the acquisitions. During the third quarter of 1999, we expect to close on a revolving credit facility of up to $200 million with a term of four years for acquisitions and general corporate purposes, as well as the repurchase of up to $200 million of Snyder Communications common stock that the board of directors has previously approved. Of the approved share buyback, $100 million is authorized only for the repurchase of shares to be reissued in specifically identified purchase business combinations. In July and August of 1999 through August 6, 1999, we repurchased 2,460,000 shares of our common stock for a total of $45.7 million and returned those shares to our corporate portfolio. In addition to borrowing under the line of credit, once available, we could pursue other debt or equity transactions to finance our acquisitions, depending on market conditions. However, there can be no assurance that we will be successful in raising the cash required to complete all acquisition opportunities which we may seek in the future.

We have completed an assessment of our current systems and equipment and have nearly completed making modifications necessary to address the issues presented by the year 2000. Remediation and testing is complete at circle.com and at all but one of SNC's operating subsidiaries. This subsidiary accounted for approximately 7.2% of SNC's revenue in 1998. We expect to complete the remaining year 2000 compliance work in November 1999. We believe that we are year 2000 compliant with respect to all operations other than this SNC subsidiary, which we believe will be year 2000 compliant by year end. We expect to incur no more than $ 3.0 million in capital expenditures on system upgrades which are designed in part to address specific year 2000 requirements. Approximately $2.6 million was incurred through June 30, 1999. Although, we believe that we will achieve year 2000 compliance for our systems prior to January 1, 2000 without incurring significant additional costs, there can be no assurance that such compliance will be achieved or that it will be achieved without additional significant costs. If year 2000 compliance cannot be achieved at the remaining subsidiary by January 1, 2000, we will implement our contingency plan which has already been tested at the subsidiary.

We are subject to the impact of foreign currency fluctuations, specifically that of the British pound. To date, changes in the British pound exchange rate have not had a material impact on our liquidity or results of operations. We continually evaluate our exposure to exchange rate risk but do not currently hedge such risk.

We do not expect the introduction of the Euro to have a material impact on our operations or cash flows. We will continue to evaluate the impact of the introduction of the Euro as we continue to expand the services offered and the European locations in which we operate.


Part II.  OTHER INFORMATION

Item 2.   Changes in Securities.

   (c) During the three months ended March 31, 1999 and June 30, 1999, the Company issued 3,114,514 and 1,278,435 shares, respectively, of its common stock in connection with the acquisitions of privately held companies. All of the entities acquired became wholly owned subsidiaries of the Company. The shares were restricted and contained a legend against transfer. The issuance of shares was effected without registration in reliance upon the exemption provided by Section 4(2) of the Securities Act of 1933, as amended.

Item 4.   Submission of Matter to a Vote of Security Holders

          Matters as specified in the Company's Proxy Statement dated March 31, 1999, a copy of which has previously been filed with the Securities and Exchange Commission, were considered and approved by the Company's stockholders at the Annual Meeting of Stockholders held on May 6, 1999. The results of such matters are as follows.


          Proposal 1: To elect seven directors of the Company, each to serve for a one-year term expiring at the Company's 2000 Annual Meeting of Stockholders, and until his or her respective successor is elected and qualified or until his or her earlier resignation or removal.

                                                         Total Votes
                                   Total Votes FOR       AGAINST or WITHHELD
                                   ---------------       -------------------
       Daniel M. Snyder            63,277,965            163,279
       Michele D. Snyder           63,237,995            203,249
       A. Clayton Perfall          63,278,965            162,279
       Mortimer B. Zuckerman       63,278,810            162,434
       Fred Drasner                63,279,810            161,434
       Philip Guarascio            63,279,810            161,434
       Mark E. Jennings            63,278,965            162,279

          Proposal 2. To consider and act upon a proposal to adopt an Employee Stock Purchase Plan with such terms as are set forth in the Company's Proxy Statement relating to the 1999 Annual Meeting of Stockholders.

                                                           Total Votes
                                   Total Votes FOR         AGAINST or WITHHELD     ABSTENTIONS
                                   ---------------         -------------------     -----------
        Adopt the Employee
         Stock Purchase Plan           62,775,118             633,625                32,500

Item 6. Exhibits and Reports on Form 8-K.

   (a)  Exhibits

        4.1 Pursuant to Regulation S-K Item 601 (b) (iii), the Company by this filing agrees, upon request, to furnish to the Securities and Exchange Commission a copy of other instruments defining the rights of holders of long-term debt of the Company.

        27.1   Financial Data Schedule

   (b)  Reports on Form 8-K

        No reports on Form 8-K were filed during the quarter ended June 30, 1999.

                                  SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                      SNYDER COMMUNICATIONS, INC.
                                             (Registrant)

Date: August 16, 1999                 /s/ Michele D. Snyder
                                      -------------------------------
                                      Michele D. Snyder
                                      Vice Chairman, President and
                                      Chief Operating Officer
                                      (Duly Authorized Officer)

Date: August 16, 1999                 /s/ A. Clayton Perfall
                                      -------------------------------
                                      A. Clayton Perfall
                                      Chief Financial Officer
                                      (Principal Financial Officer)