Form 10-Q
period 1999-09-30
SNYDER COMMUNICATIONS INC
filed 1999-11-15
CIK 1017906

                                 United States
                       Securities and Exchange Commission
                             Washington, D.C. 20549

                                   Form 10-Q


 [X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
 For the quarterly period ended September 30, 1999

                                       or

 [ ] Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
 For the Transition Period From ________________ to __________________

 Commission file number 1-12145


                          SNYDER COMMUNICATIONS, INC.
             (Exact name of registrant as specified in its charter)

                                    Delaware
         (State or other jurisdiction of incorporation or organization)

                                   52-1983617
                       (IRS Employer Identification No.)

          6903 Rockledge Drive, 15th Floor, Bethesda, Maryland  20817
              (Address of principal executive office and zip code)

                                 (301) 468-1010
              (Registrant's telephone number, including area code)

                                 Not applicable
              (Former name, former address and former fiscal year,
                         if changed since last report)


Indicate by check mark whether registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days.  Yes [X]        No [ ]

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.



                                                                                Outstanding at
Class                                                                          November 10, 1999
-----                                                                          -----------------
Snyder Communications, Inc. - SNC Common Stock, par value $0.001                    71,546,998
Snyder Communications, Inc. - Circle.com Common Stock, par value $0.001             22,177,044

                          SNYDER COMMUNICATIONS, INC.

                                   FORM 10-Q

                                     INDEX


PART I.  FINANCIAL INFORMATION                                                   Page
Item 1.  Financial Statements

Snyder Communications, Inc. - Condensed Consolidated Financial Statements
The condensed consolidated financial statements of Snyder Communications, Inc. include all of the accounts and operating results of the corresponding
   SNC and Circle.com financial statements. Holders of SNC stock and Circle.com stock are stockholders of Snyder Communications, Inc. and are subject to all risks associated with an investment in Snyder Communications, Inc.

Condensed Consolidated Balance Sheets as of September 30, 1999
   (unaudited) and December 31, 1998                                               4
Condensed Consolidated Statements of Income, including unaudited pro forma data,
   for the three and nine months ended September 30, 1999 and 1998 (unaudited)     5
Condensed Consolidated Statements of Cash Flows for the nine months ended
   September 30, 1999 and 1998 (unaudited)                                         7
Condensed Consolidated Statements of Equity and Comprehensive Income for the
   nine months ended September 30, 1999 (unaudited)                                9
Notes to Condensed Consolidated Financial Statements                              10

SNC - Condensed Combined Financial Statements
The condensed combined financial statements of SNC comprise the combined financial position, results of operations and cash flows of the businesses that comprise Snyder Communications, Inc.'s direct marketing and advertising agency. Accordingly, the SNC combined financial statements are supplemental financial statements and should be read in conjunction with the Snyder
   Communications, Inc. financial statements and the Circle.com financial statements.

Condensed Combined Balance Sheets as of September 30, 1999 (unaudited)
   and December 31, 1998                                                          21
Condensed Combined Statements of Income, including Unaudited pro forma data, for
   the three and nine months ended September 30, 1999 and 1998 (unaudited)        22
Condensed Combined Statements of Cash Flows for the nine months ended September
   30, 1999 and 1998 (unaudited)                                                  23
Condensed Combined Statements of Changes in Group Equity for the nine months
   ended September 30, 1999 (unaudited)                                           25
Notes to Condensed Combined Financial Statements                                  26

                          SNYDER COMMUNICATIONS, INC.

                                   FORM 10-Q

                               INDEX (continued)


Circle.com - Condensed Combined Financial Statements                                  Page
The condensed combined financial statements of Circle.com comprise the combined financial position, results of operations and cash flows of the businesses that comprise Snyder Communications, Inc.'s Internet professional services business. Accordingly, the Circle.com financial statements are supplemental financial statements and should be read in conjunction with the Snyder
   Communications, Inc. and SNC financial statements.

Condensed Combined Balance Sheets as of September 30, 1999 (unaudited) and
   December 31, 1998                                                                   32
Condensed Combined Statements of Operations including Unaudited pro forma data for the three and the nine months ended September 30, 1999 and 1998
   (unaudited)                                                                         33
Condensed Combined Statements of Cash Flows for the nine months ended September
   30, 1999 and 1998 (unaudited)                                                       34
Condensed Combined Statements of Changes in Group Equity for the nine months
   ended September 30, 1999 (unaudited)                                                35
Notes to Condensed Combined Financial Statements                                       36

Item 2.  Management's Discussion and Analysis

Snyder Communications, Inc. Management's Discussion and Analysis of Financial
   Condition and Results of Operations                                                 41

SNC Management's Discussion and Analysis of Financial Condition and Results of
   Operations                                                                          49

Circle.com Management's Discussion and Analysis of Financial Condition and
   Results of Operations                                                               57

PART II. OTHER INFORMATION

Item 2.  Changes in Securities                                                         62

Item 4.  Submission of Matters to a Vote of Security Holders                           62

Item 6.  Exhibits and Reports on Form 8-K                                              62

                       PART I.    FINANCIAL INFORMATION

                          SNYDER COMMUNICATIONS, INC.
                     CONDENSED CONSOLIDATED BALANCE SHEETS
                                (in thousands)

                                                                                             September 30,            December 31,
                                                                                                 1999                     1998
                                                                                             -------------            ------------
                                                                                                           (unaudited)
ASSETS
Current assets:
 Cash and equivalents                                                                         $  40,672               $     47,931
 Marketable securities                                                                                -                        612
 Accounts receivable, net of allowance for doubtful accounts of $3,744 and $7,031 at
  September 30, 1999 and December 31, 1998, respectively                                        113,971                     78,901
 Receivables from pass-through costs                                                            130,444                     86,015
 Related party receivables                                                                          190                        190
 Unbilled services                                                                               14,470                     19,708
 Current portion of deferred tax asset                                                           11,904                     13,671
 Other current assets                                                                            24,197                     11,560
 Net current assets of discontinued operations                                                        -                     24,447
                                                                                       ----------------            ---------------
    Total current assets                                                                        335,848                    283,035
                                                                                       ----------------            ---------------
Property and equipment, net                                                                      79,171                     70,367
Goodwill and other intangible assets, net                                                       202,080                     72,288
Deferred tax asset                                                                               91,742                     86,637
Deposits and other assets                                                                         8,489                      5,645
Net long-term assets of discontinued operations                                                       -                     95,280
                                                                                       ----------------            ---------------
    Total assets                                                                              $ 717,330                  $ 613,252
                                                                                       ================            ===============
LIABILITIES AND EQUITY
Current liabilities:
 Line of credit                                                                               $     740                  $   1,825
 Current maturities of long-term debt                                                               901                      1,085
 Accrued payroll                                                                                 20,351                     13,423
 Accounts payable                                                                               149,642                    114,541
 Accrued expenses                                                                               119,605                     80,547
 Client advances                                                                                  7,922                     11,753
 Unearned revenue                                                                                14,043                     14,535
                                                                                       ----------------            ---------------
    Total current liabilities                                                                   313,204                    237,709
                                                                                       ----------------            ---------------
Related party borrowings                                                                          8,302                      8,924
Long-term obligations under capital leases                                                        1,272                      1,743
Long-term debt, net of current maturities                                                       146,283                      1,616
Other liabilities                                                                                 3,584                      2,922
                                                                                       ----------------            ---------------
    Total liabilities                                                                           472,645                    252,914
                                                                                       ----------------            ---------------
Commitments and contingencies
Redeemable ESOP stock , 24 and 88 shares outstanding at September 30, 1999 and
 December 31, 1998, respectively                                                                    443                      2,960
Equity:
 Preferred stock, $ .001 par value, 5,000 shares authorized;  none issued and
  outstanding at September 30, 1999 and December 31, 1998, respectively                               -                          -
 Common stock, $ .001 par value, 400,000 shares authorized; 76,697  and 71,480 shares issued and  outstanding at September 30, 1999 and December 31, 1998,
  respectively                                                                                       77                         71
 Additional paid-in-capital                                                                     514,568                    375,114
 Treasury stock, at cost, 5,477 shares at September 30, 1999                                   (100,767)                         -
 Accumulated other  comprehensive income (loss)                                                    (355)                     1,829
 Retained deficit                                                                              (169,281)                   (19,636)
                                                                                       ----------------            ---------------
    Total equity                                                                                244,242                    357,378
                                                                                       ----------------            ---------------
    Total liabilities and equity                                                              $ 717,330                  $ 613,252
                                                                                       ================            ===============

     See accompanying notes to condensed consolidated financial statements.

                           SNYDER COMMUNICATIONS, INC
                  CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                                  (unaudited)

                                                                           For the Three Months            For the Nine Months
                                                                           Ended September 30,             Ended September 30,
                                                                           --------------------            --------------------
                                                                           1999            1998            1999            1998
                                                                           ----            ----            ----            ----
                                                                                  (in thousands, except per share amounts)
Net revenues                                                             $165,977        $129,586        $465,403        $357,775
Operating expenses:
 Cost of  services                                                        120,309          84,566         321,045         234,058
 Selling, general and administrative expenses                              34,171          22,533          85,305          70,541
 Compensation to stockholders                                                   -             191               -             573
 Acquisition and related costs                                             14,432              96          15,814          22,693
                                                                       ----------       ---------       ---------       ---------
Income (loss) from operations                                              (2,935)         22,200          43,239          29,910
Interest expense                                                           (1,534)           (792)         (2,230)         (1,937)
Investment income                                                             772           1,189           2,009           2,934
                                                                       ----------       ---------       ---------       ---------
Income (loss) from continuing operations before income taxes               (3,697)         22,597          43,018          30,907
Income tax provision                                                        4,935           8,162          24,123           9,924
                                                                       ----------       ---------       ---------       ---------
Income (loss) from continuing operations                                   (8,632)         14,435          18,895          20,983
Loss from discontinued operations (net of income taxes)                   (24,201)         (3,771)        (11,562)         (1,153)
                                                                       ----------       ---------       ---------       ---------
   Net income (loss)                                                     $(32,833)       $ 10,664        $  7,333        $ 19,830
                                                                       ==========       =========       =========       =========

Historical net income (loss) per share Snyder Communications,
 Inc. common stock (see notes 3 and 5):
   Basic net income (loss) per share:
       Continuing operations                                             $  (0.12)       $   0.20        $   0.26        $   0.30
       Discontinued operations                                              (0.32)          (0.05)          (0.16)          (0.01)
                                                                       ----------       ---------       ---------       ---------
  Total basic net income (loss) per share                                $  (0.44)       $   0.15        $   0.10        $   0.29
                                                                       ==========       =========       =========       =========

  Diluted net income (loss) per share:
    Continuing operations                                                $  (0.12)       $   0.20        $   0.25        $   0.29
    Discontinued operations                                                 (0.32)          (0.05)          (0.15)          (0.01)
                                                                       ----------       ---------       ---------       ---------
  Total diluted net income (loss) per share                              $  (0.44)       $   0.15        $   0.10        $   0.28
                                                                       ==========       =========       =========       =========

Pro forma net income (loss) per share Snyder Communications, Inc.
 common stock (see notes 3 and 4):
  Basic net income (loss) per share:
     Continuing operations                                               $  (0.10)       $   0.20        $   0.27        $   0.26
                                                                       ==========       =========       =========       =========
  Diluted net income (loss) per share:
     Continuing operations                                               $  (0.10)       $   0.19        $   0.27        $   0.25
                                                                       ==========       =========       =========       =========


    See accompanying notes to condensed consolidated financial statements.

                          SNYDER COMMUNICATIONS, INC.
            CONDENSED CONSOLIDATED STATEMENTS OF INCOME (continued)
                                  (unaudited)

                                                                            For the Three Months        For the Nine Months
                                                                             Ended September 30,         Ended September 30,
                                                                            --------------------        --------------------
                                                                             1999          1998          1999         1998
                                                                            ------        ------        ------       ------
                                                                                (in thousands, except per share amounts)
Pro forma net income (loss) per share for effects of October 22, 1999 recapitalization:
SNC:
Historical net income (loss) per share (Note 5):
     Basic and diluted net income (loss) per share:
           Continuing operations                                            $ (0.09)      $  0.20      $  0.32       $  0.29
                                                                            =======       =======      =======       =======

Pro forma net income (loss) per share (Note 5):
     Adjusted basic and diluted net income (loss) per share:
     Continuing operations                                                  $ (0.08)      $  0.19      $  0.34       $  0.25
                                                                            =======       =======      =======       =======

Shares used in computing pro forma SNC net income (loss) per share           71,541        71,541       71,541        71,541
                                                                            =======       =======      =======       =======

Circle.com:
Historical net income (loss) per share (Note 5):
     Basic and diluted net income (loss) per share:                         $ (0.11)      $  0.01      $ (0.20)      $  0.01
                                                                            =======       =======      =======       =======

Pro forma shares used in computing pro forma Circle.com net
     income (loss) per share                                                 20,139        20,139       20,139        20,139
                                                                            =======       =======      =======       =======



     See accompanying notes to condensed consolidated financial statements

                          SNYDER COMMUNICATIONS, INC.
                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (unaudited)

                                                                                                 For the Nine Months
                                                                                                 Ended September 30,
                                                                                         ---------------------------------
                                                                                           1999                      1998
                                                                                         -------                    ------
                                                                                                    (in thousands)
Cash flows from operating activities of continuing operations:
  Income from continuing operations                                                        $ 18,895                  $ 20,983
  Adjustments to reconcile net income from continuing
     operations to net cash provided by operating
     activities of continuing operations:
      Depreciation and amortization                                                          20,505                    12,202
      Noncash expense for stock issuances                                                    14,275                        89
      Deferred taxes                                                                           (584)                  (10,739)
      Loss on disposal of assets                                                              1,116                       544
      Other noncash amounts                                                                     (11)                        -
  Changes in assets and liabilities:
      Accounts receivable, net                                                              (20,814)                   (8,021)
      Receivables from pass through costs                                                   (44,429)                  (10,308)
      Related party receivables                                                                   -                     1,424
      Unbilled services                                                                       8,218                      (673)
      Deposits and other assets                                                              (2,763)                     (787)
      Other current assets                                                                   (7,387)                     (164)
      Accrued payroll, accounts payable and
         accrued expenses                                                                    45,773                    16,143
      Client advances                                                                        (4,324)                  (10,873)
      Unearned revenue                                                                         (934)                      928
                                                                                 ------------------      --------------------
Net cash provided by operating activities of continuing operations                           27,536                    10,748
                                                                                 ------------------      --------------------

Cash flows from investing activities of continuing operations:
  Purchase of subsidiaries, net of cash acquired                                            (30,682)                   (6,179)
  Purchase of property and equipment                                                        (21,363)                  (26,136)
  Proceeds from sale of equipment                                                                 -                         7
  Net sales of marketable securities                                                            612                       380
  Purchases of intangible assets                                                             (5,406)                     (431)
  Note and net advances to stockholders of acquired
     subsidiaries                                                                                 -                       758
                                                                                 ------------------      --------------------
 Net cash used in investing activities of continuing operations                             (56,839)                  (31,601)
                                                                                 ------------------      --------------------



    See accompanying notes to condensed consolidated financial statements.

                          SNYDER COMMUNICATIONS, INC.
           CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (continued)
                                  (unaudited)

                                                                                                   For the Nine Months
                                                                                                   Ended September 30,
                                                                                           ----------------------------------
                                                                                            1999                        1998
                                                                                           ------                      ------
                                                                                                      (in thousands)
      Cash flows from financing activities of continuing operations:
          Repayment of long-term notes                                                        (70)                       (1,071)
          Distributions and dividends                                                           -                        (5,266)
          Net proceeds from long-term debt                                                 45,621                        13,587
          Net repayments on lines of credit                                                (1,139)                       (7,350)
          Payments on capital lease obligations                                            (1,221)                       (1,417)
          Proceeds from exercise of options                                                17,663                        16,883
          Purchase and retirement of treasury stock                                             -                        (2,096)
          Proceeds from issuance of stock                                                       -                        43,370
                                                                               ------------------             -----------------
      Net cash provided by financing activities of continuing operations                   60,854                        56,640
                                                                               ------------------             -----------------
      Effect of exchange rate changes                                                        (514)                        1,068
      Net increase in cash and equivalents of continuing operations                        31,037                        36,855
      Investments and advances/distributions to discontinued operations                   (38,296)                      (30,763)
          Cash and equivalents, beginning of period                                        47,931                        71,789
                                                                               ------------------             -----------------
          Cash and equivalents, end of period                                            $ 40,672                        77,881
                                                                               ==================             =================
      Supplemental disclosures of cash flow information:
    Cash paid for interest                                                               $  1,518                      $    386
    Cash paid for income taxes                                                             20,336                         8,185
Supplemental disclosures of noncash activities:
    Equipment purchased under capital leases                                                    -                         1,304
    Issuance of shares of common stock for purchase of subsidiaries                       122,737                        52,568
    Treasury stock acquired through the assumption of debt                                100,767                             -
Issuance of common stock related to appreciation rights                                         -                         3,484
    Reclassification of redeemable ESOP stock                                               2,517                             -
    Tax benefits from exercise of stock options                                             2,434                         7,106
Issuance of notes for the purchase of subsidiary                                                -                         1,350
Tax benefit from taxable merger transactions                                                  941                        44,348
Distribution of Ventiv to stockholders                                                    119,929                             -


    See accompanying notes to condensed consolidated financial statements.

                          Snyder Communications, Inc.
      CONDENSED CONSOLIDATED STATEMENT OF EQUITY AND COMPREHENSIVE INCOME
                                  (unaudited)

                                                     Common         Common Stock        Additional         Retained Earnings
                                                  Stock Shares       Par Value        Paid-in-Capital          (Deficit)
                                                  ------------      ------------      ---------------      -----------------
                                                                          (in thousands, share data)
Balance, December 31, 1998                        71,480,000               $71             $375,114              $ (19,636)
Distribution of Ventiv to stockholders                                                                            (159,494)
Exercise of stock options                            706,000                 1               17,663
Issuance of shares for purchase of
      subsidiaries and property                    4,511,000                 5              121,791
Foreign currency translation adjustment
Unrealized loss on marketable securities
Purchases of treasury stock
Reclassification of redeemable ESOP
     stock                                                                                                           2,516
Net Income                                                                                                           7,333
Comprehensive Income
                                             -------------------     ------------      -----------------    -----------------
Balance, September 30, 1999                       76,697,000               $77             $514,568              $(169,281)
                                             ===================     ============      =================    =================
                                                                     Accumulated
                                                 Treasury        Other Comprehensive                       Comprehensive
                                                   Stock            Income (Loss)            Total         Income (Loss)
                                                 --------        -------------------         -----         -------------
Balance, December 31, 1998                      $        -              $  1,829         $  357,378            $      -
Distribution of Ventiv to stockholders                                     1,269           (158,225)              1,269
Exercise of stock options                                                                   17,664
Issuance of shares for purchase of
     subsidiaries and property                                                             121,796
Foreign currency translation adjustment                                  (3,442)            (3,442)              (3,442)
Unrealized loss on marketable securities                                    (11)               (11)                 (11)
Purchases of treasury stock                       (100,767)                               (100,767)
Reclassification of redeemable ESOP
     stock                                                                                   2,516
Net Income                                                                                   7,333               7,333
                                                                                                            ----------------
Comprehensive income                                                                                           $ 5,149
                                             -------------------     ------------      -----------------    ================
Balance, September 30, 1999                      $(100,767)             $  (355)         $ 244,242
                                             ===================     ============      =================



     See accompanying notes to condensed consolidated financial statements.

                          SNYDER COMMUNICATIONS, INC.

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  (unaudited)

1.   Organization and Basis of Presentation:

Organization

     Snyder Communications, Inc. ("Snyder Communications" or the "Company"), a Delaware corporation, was incorporated on June 25, 1996, to continue the business operations of Collegiate Marketing and Communications, L.P. Snyder Communications completed an initial public offering of its common stock on September 24, 1996. Snyder Communications provides direct marketing, advertising and communication services, and Internet professional services to its clients.

     On June 22, 1999, the Board of Directors of the Company approved a plan to effect the distribution (the "Distribution") of the Company's healthcare services business to existing stockholders. The Company consummated the Distribution on September 27, 1999 through a special dividend of one share of common stock of a newly formed subsidiary, Ventiv Health, Inc. ("Ventiv") for every three shares of existing common stock of the Company. As a result of the Distribution, Ventiv became an independent, publicly traded corporation. Accordingly, the healthcare services operating results are reflected in the accompanying condensed consolidated financial statements as discontinued operations for all periods presented. The accompanying notes, except note 2, relate only to the continuing operations of the Company.

     On October 22, 1999, the stockholders of the Company approved and the Company implemented a recapitalization proposal (the "Recapitalization") which resulted in authorization of the Company to issue two new classes of stock: 80 million shares of common stock designated as "Circle.com stock" and 320 million shares of common stock designated as "SNC stock". The Circle.com stock tracks the separate performance of the Company's Internet professional services business unit, which it refers to as "Circle.com". The shares of Circle.com stock that stockholders received in the Recapitalization initially represented 80% of the equity value attributed to Circle.com. The remaining equity value attributed to Circle.com constituted SNC's retained interest in Circle.com. The SNC stock tracks the separate performance of the remaining businesses of the Company, which it refers to as its "SNC" business unit, and a retained interest in Circle.com. Each share of existing common stock of the Company was converted into one share of SNC stock and .25 of a share of Circle.com stock.

     The SNC stock and the Circle.com stock constitute common stock of the Company, and the issuance of these classes of stock did not result in any transfer of assets or liabilities of the Company or any of its affiliates. Although the Company allocates certain assets, liabilities, revenues, expenses, and cash flows to Circle.com and SNC, the allocation did not change the legal title to any assets or responsibility for any liabilities and will not affect the rights of the creditors. Holders of SNC stock and Circle.com stock generally do not have stockholder rights specific to their corresponding groups. Instead, holders have customary stockholder rights relating to Snyder Communications as a whole. As a result, stockholders continue to be subjected to all of the risks associated with an investment in Snyder Communications and all of its businesses, assets, and liabilities. The Company issued 80% of the equity value attributed to Circle.com. The remaining equity value attributed to Circle.com constitutes SNC's initial "retained interest" in Circle.com. This retained interest in Circle.com is represented by a number of shares of Circle.com stock that Snyder Communications could issue for the account of SNC in respect of the retained interest. However, the retained interest has novoting rights and no actual shares of Circle.com stock will be issued in respect of the retained interest. If any dividends or distributions are made on the Circle.com stock, a portion of the dividends or distributions equal to the percentage of Circle.com's equity value represented by this retained interest will be retained by Snyder Communications for the benefit of the holders of the SNC stock. These amounts may be used in the SNC business or distributed as dividends on the SNC stock.

                           SNYDER COMMUNICATIONS, INC.

     The percentage of Circle.com's equity value represented by the retained interest will change in the future if the total number of outstanding shares of Circle.com stock changes or if transfers of cash or other property between SNC and Circle.com occur that are accounted for as either capital contributions to Circle.com or as a return of capital by Circle.com. In October 1999, the Company issued approximately 4.3 million additional shares of Circle.com stock as consideration for the Circle.com acquisitions of Tsunami Consulting Group, Inc., Natural Intelligence, Inc., and Interactive Bureau, LLC. These additional issuances have reduced SNC's retained interest in Circle.com to approximately 16.9%.

Basis of Presentation

     The accompanying unaudited condensed consolidated financial statements have been prepared by Snyder Communications, Inc. pursuant to the interim reporting rules and regulations of the Securities and Exchange Commission ("SEC"). As a result, certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles ("GAAP") have been condensed or omitted. The Company believes that the disclosures made are adequate to make the information presented not misleading. The condensed consolidated financial statements reflect all adjustments (consisting of only normal recurring adjustments) which, in the opinion of management, are necessary to present fairly the financial position, results of operations and cash flows of the Company as of September 30, 1999 and for the nine months ended September 30, 1999 and 1998. Certain amounts previously presented have been reclassified to conform to September 30, 1999 presentation. Operating results for the nine month period ended September 30, 1999 are not necessarily indicative of the results that may be expected for the year ended December 31, 1999. The unaudited condensed consolidated financial statements should be read in conjunction with the financial statements and footnotes thereto included in the Company's Registration Statement on Form S-4 as amended, filed with the SEC on October 5, 1999.

     Because the Recapitalization occurred prior to the filing of this Form 10-Q with the SEC, the separate condensed combined financial statements of SNC and Circle.com have been included.

2.   Discontinued Operations:

     As discussed above, on June 22, 1999, the Board of Directors of Snyder Communications approved the spin-off of Ventiv to existing shareholders. Shares of Ventiv common stock were distributed on the basis of one share of Ventiv for every three shares of the Company's existing common stock on September 27, 1999 to stockholders of record as of September 20, 1999. As a result of the Distribution, Ventiv became an independent, publicly traded corporation. Accordingly, the results of Ventiv have been reclassified from amounts previously reported, and are stated separately in the accompanying condensed consolidated financial statements as discontinued operations. Summarized financial information of the discontinued Ventiv operations is presented in the following tables.

                           SNYDER COMMUNICATIONS, INC.

     Earnings from discontinued Ventiv operations included in the Condensed Consolidated Statement of Income are as follows (in thousands):

                                                                For the Three Months                   For the Nine Months
                                                                Ended September 30,                    Ended September 30,
                                                                --------------------                   -------------------
                                                             1999                 1998                1999               1998
                                                             ----                 ----                ----               ----
                                                                                         (unaudited)
Revenues                                                   $ 72,900             $80,232             $254,159           $231,545
Operating expenses:
    Cost of services                                         71,365              60,141              208,393            169,818
    Selling, general and administrative expenses             13,668              11,883               35,253             31,812
    Compensation to stockholders                                  -                 227                    -                742
    Acquisition and related costs                             5,741               9,329                7,435             20,685
                                                      -------------         -----------         ------------       ------------
Income (loss) from operations                               (17,874)             (1,348)               3,078              8,488
Interest income (expense), net                                   65                (271)                 315               (694)
                                                      -------------         -----------         ------------       ------------
Income (loss) from operations before income taxes           (17,809)             (1,619)               3,393              7,794
Income tax provision (benefit)                               (6,928)              2,152                1,635              8,947
                                                      -------------         -----------         ------------       ------------
Net loss of Ventiv Health, Inc.                             (10,881)             (3,771)               1,758            (1,153)
Distribution costs, net of tax                              (13,320)                  -              (13,320)                -
                                                      -------------         -----------         ------------       ------------
Net loss from discontinued operations                      $(24,201)            $(3,771)            $(11,562)          $ (1,153)
                                                      =============         ===========         ============       ============

     During the nine months ended September 30, 1998, Ventiv recorded $20.7 million in nonrecurring acquisition and related costs. These costs are primarily related to the consummation of pooling of interests transactions and consist of investment banking fees, other professional service fees and other contractual payments. In addition, this amount includes a charge of approximately $4.4 million for costs necessary to consolidate and integrate certain of Ventiv's acquired operations in the U.S. and the U.K.

     During the nine months ended September 30, 1999, Ventiv recorded $7.4 million in nonrecurring acquisition and related costs. Included in this amount is $5.7 million related to a payment made by Ventiv, in the form of 695,304 shares of Ventiv common stock, to the prior owners of PromoTech in exchange for the release of any and all claims against Snyder Communications or Ventiv related to the purchase of PromoTech. The payment was not provided for in the purchase agreement and is not part of the purchase price for accounting purposes. In addition, the $7.4 million expense includes a charge of approximately $1.7 million for costs necessary to consolidate and integrate certain of Ventiv's acquired operations in the U.S. and U.K. under the Ventiv plan initiated in 1998. The charge recorded in the nine months ended September 30, 1999 consists of $1.3 million in severance and related costs associated with the termination of 23 employees, and $0.4 million in consulting services and other costs related to these integration activities. In 1998, Ventiv recorded approximately $10.7 million of costs to consolidate and integrate certain of its operations. As of September 30, 1999, 151 employees had terminated employment with Ventiv and $11.4 million had been charged against the total liability of $12.4 million.

     The integration activities recorded in 1998 were recorded in accordance with Emerging Issues Task Force 94-3, "Liability Recognition for Costs to Exit an Activity (including certain costs incurred in a restructuring)" ("EITF 94-3"). Additional expenses for Ventiv's integration activities recorded in 1999 represent additional costs incurred that did not qualify for accrual at December 31, 1998 in accordance with EITF 94-3. At September 30, 1999, Ventiv had substantially completed these integration activities.

                           SNYDER COMMUNICATIONS, INC.

     The following table summarizes the activity in the Ventiv integration activities liability account:

                                           Beginning                                    Deductions for              Balance at End
                                            Balance              Additions               Amount Paid                  of Period
                                         ---------------      ------------------     ----------------------      ------------------
Year Ended December 31, 1998                $    -                $10,654                    $(2,683)                  $7,971
Nine Months Ended September 30, 1999        $7,971                $ 1,696                    $(8,679)                  $  988

     During the nine months ended September 30, 1999, Snyder Communications incurred and recorded approximately $13.3 million of costs, net of tax, related to the Distribution. This amount is reflected in the "Loss from discontinued operations (net of income taxes)" in the accompanying condensed consolidated statement of operations for the Company and consists of financial advisory fees, other professional service fees, and printing fees.

3.   Net Income (Loss) Per Share

     Statement of Financial Accounting Standards No. 128, "Earnings Per Share" ("SFAS No. 128") has been applied to all periods presented in these financial statements. SFAS No. 128 requires disclosure of basic and diluted earnings per share ("EPS"). Basic EPS is computed by dividing reported earnings available to common stockholders by the weighted average number of shares outstanding without consideration of common stock equivalents and other potentially dilutive securities. Diluted EPS give effect to common stock equivalents and other potentially dilutive securities outstanding during the period.

     A reconciliation of the shares used to compute basic and diluted earnings per share follows. For each of the periods presented, the same net income used to compute basic earnings per share was used to compute diluted earnings per share.

                                                                     For the Three Months      For the Nine Months
                                                                     Ended September 30,       Ended September 30,
                                                                     --------------------      --------------------
                                                                      1999         1998         1999         1998
                                                                      ----         ----         ----         ----
                                                                                (unaudited, in thousands)
Weighted average shares outstanding for the period used in
 computation of basic net income per share                            73,954       70,141       73,744      69,049

Dilutive impact of stock options and other dilutive securities             -        2,426          896       2,525
                                                                      ------       ------       ------      ------
Shares used in computation of diluted income per share                73,954       72,567       74,640      71,574
                                                                      ======       ======       ======      ======

     For the nine months ended September 30, 1999 and 1998, there existed weighted average common stock equivalents of 7,458,232 and 684,553 respectively, which are not included in the calculation of diluted net income per share because they were antidilutive for the period.

4.   Pro Forma Income Data:

     The pro forma net income amounts include a provision for federal and state income taxes as if the Company had been a taxable C corporation for all periods presented. The shares used in computing pro forma net income per share assume that the acquisition of pooled entities had occurred at the beginning of each of the periods presented, reflect the issuance of additional shares as a result of issuances of stock, the exercise of stock options, and the repurchase of outstanding shares by certain subsidiaries of the Company prior to their mergers with the Company. The pro forma income tax rate on the Company's recurring

                           SNYDER COMMUNICATIONS, INC.

operations reflects the combined federal, state, and foreign income taxes of approximately 39.5% and 36.7% for the nine months ended September 30, 1999 and 1998, respectively. The pro forma income tax rates in the table below differ from the pro forma income tax rates on the Company's recurring operations due to the nondeductibility of certain of the acquisition and related costs. The Company's September 30, 1999 and 1998 tax provisions exceed the Company's statutory rate due to the recognition of certain acquisition and related costs which are not deductible for income tax purposes.

     The table below presents this pro forma calculation of net income (unaudited):

                                                               For the Three Months                    For the Nine Months
                                                                Ended September 30,                     Ended September 30,
                                                             ------------------------                ------------------------
                                                             1999                1998                1999                1998
                                                             ----                ----                ----                ----
                                                                                      (in thousands)
Pro forma net income data :
  Historical income (loss) from continuing
   operations before income taxes                          $(3,697)             $22,597            $ 43,018             $30,907

  Pro forma provision for income taxes                       3,904                8,645              23,092              12,805
                                                        ----------          -----------         -----------          ----------
  Pro forma  net income (loss) from continuing
   operations                                              $(7,601)             $13,952            $ 19,926            $18,102
                                                        ==========          ===========         ===========          ==========

5. Pro Forma Net Income (Loss) Per Share for Effects of October 22, 1999 Recapitalization:

     For periods after the Recapitalization, the Company will no longer present a single earnings per share for common stock. Earnings per share of common stock will be presented separately for SNC stock and Circle.com stock in the financial statements of Snyder Communications using the two-class method in accordance with SFAS No. 128. The two-class method is an earnings allocation formula that determines the earnings per share for each class of common stock according to the participation rights in undistributed earnings. For SNC stock, earnings per share is calculated using earnings applicable to the SNC stockholders, which includes SNC's retained interest in Circle.com. For Circle.com stock, earnings per share is calculated using earnings applicable to Circle.com, which excludes earnings allocable to SNC's retained interest.

SNC Historical Net Income (Loss) Per Share

     For all periods presented, basic EPS has been computed using the shares of SNC stock that were outstanding as of October 22, 1999, the Recapitalization date. Basic and diluted EPS are the same for all periods presented as there were no SNC options granted before the Recapitalization.

                           SNYDER COMMUNICATIONS, INC.

     The table below presents historical net income from continuing operations allocated to SNC shareholders (unaudited):

                                                                   For the Three Months          For the Nine Months
                                                                    Ended September 30,          Ended September 30,
                                                                   ---------------------         --------------------
                                                                    1999           1998          1999           1998
                                                                    ----           ----          ----           ----
                                                                                     (in thousands)
Historical Net Income (Loss):
 SNC net income (loss) from continuing operations                  $(5,898)       $14,134       $24,018        $20,775
 SNC  20% retained interest in Circle.com                             (547)            60        (1,025)            42
                                                                   -------        -------       -------        -------
 Net income (loss) allocated to SNC shareholders                   $(6,445)       $14,194       $22,993        $20,817
                                                                   =======        =======       =======        =======

Circle.com Historical Net Income (Loss) Per Share

     For all periods presented, basic EPS has been computed using the shares of Circle.com stock that were outstanding as of October 22, 1999, the Recapitalization date. The outstanding shares of Circle.com do not include any shares attributable to SNC's 20% retained interest. Basic and diluted EPS are the same for all periods presented as there were no Circle.com options granted before the Recapitalization.

     The table below represents historical net income (loss) allocated to Circle.com shareholders (unaudited):

                                                                 For the Three Months       For the Nine Months
                                                                  Ended September 30,       Ended September 30,
                                                                 --------------------       -------------------
                                                                   1999         1998         1999         1998
                                                                   ----         ----         ----         ----
                                                                                  (in thousands)
Historical Net Income (Loss):
 Circle.com net income (loss)                                     $(2,735)      $ 301       $(5,125)      $ 208
 SNC 20% retained interest in Circle.com                             (547)         60        (1,025)         42
                                                                  -------       -----       -------       -----
 Net income (loss) allocated to Circle.com shareholders           $(2,188)      $ 241       $(4,100)      $ 166
                                                                  =======       =====       =======       =====

Pro Forma SNC Net Income (Loss) Per Share

     The pro forma adjusted net income (loss) amounts include a provision for federal and state income taxes as if SNC had been a taxable C corporation for all periods presented. For all periods presented, basic EPS has been computed using the shares of SNC stock that were outstanding as of October 22, 1999, the Recapitalization date. Basic and diluted EPS are the same for all periods presented as there were no SNC options granted before the Recapitalization.

                           SNYDER COMMUNICATIONS, INC.

     The table below represents pro forma net income (loss) allocated to SNC shareholders (unaudited):

                                                                   For the Three Months          For the Nine Months
                                                                    Ended September 30,          Ended September 30,
                                                                   --------------------          -------------------
                                                                    1999           1998          1999           1998
                                                                    ----           ----          ----           ----
                                                                                     (in thousands)
Pro forma Net Income (Loss):
 SNC net income (loss)                                             $(4,866)       $13,651       $25,051        $17,772
 SNC 20% retained interest in Circle.com                              (547)            60        (1,025)            66
                                                                   -------        -------       -------        -------
 Pro forma net income (loss) allocated to SNC shareholders         $(5,413)       $13,711       $24,026        $17,838
                                                                   =======        =======       =======        =======

Pro Forma Circle.com Net Income (Loss) Per Share

     The pro forma adjusted net income (loss) amounts include a provision for federal and state income taxes as if Circle.com had been a taxable C corporation for all periods presented. For all periods presented, basic EPS has been computed using the shares of Circle.com stock that were outstanding as of October 22, 1999, the Recapitalization date. Basic and diluted EPS are the same for all periods presented as there were no Circle.com options granted before the Recapitalization.

     The table below presents pro forma net income (loss) allocated to Circle.com shareholders (unaudited):

                                                                             For the Three Months         For the Nine Months
                                                                              Ended September 30,          Ended September 30,
                                                                           ----------------------         --------------------
                                                                           1999               1998         1999        1998
                                                                           ----               ----         ----        ----
                                                                                                 (in thousands)
Pro forma Net Income (Loss):
 Circle.com net income (loss)                                             $(2,735)            $ 301       $(5,125)      $ 330
 SNC 20% retained interest in Circle.com                                     (547)               60        (1,025)         66
                                                                          -------             -----       -------       -----
 Pro forma net income (loss) allocated to Circle.com shareholders         $(2,188)            $ 241       $(4,100)      $ 264
                                                                          =======             =====       =======       =====

6.   Business Combinations:

     In 1998, the Company completed acquisitions that were accounted for as poolings of interests for financial reporting purposes. During 1999 and 1998, the Company also made several acquisitions that have been accounted for as purchase business combinations. The entities with which the Company has entered into mergers accounted for as poolings of interests for financial reporting purposes will be collectively referred to as the "Pooled Entities," and their mergers will be referred to herein as the "Acquisitions." The accompanying condensed consolidated financial statements have been retroactively restated to reflect the combined financial position and combined results of operations and cash flows of the Company and the Pooled Entities, after elimination of all significant intercompany transactions, for all periods presented, giving effect to the Acquisitions as if they had occurred at the beginning of the earliest period presented.

     During the first quarter of 1999, the Company issued shares of its common

                           SNYDER COMMUNICATIONS, INC.

stock in conjunction with the acquisitions of PromoTech Research Associates ("PromoTech") and MSG. PromoTech, as part of Ventiv, is included in the Company's discontinued operations. These acquisitions were originally accounted for as poolings of interests transactions in the first quarter of 1999. However, as a result of the June 1999 decision by the Company to distribute Ventiv to its existing shareholders, the financial statements for the first quarter of 1999 have been previously restated to reflect the acquisitions of PromoTech and MSG as purchases in accordance with Accounting Principles Board Opinion No. 16, "Business Combinations".

     The following details revenues and net income (loss) from continuing operations for the three and nine months ended September 30, 1999 and 1998, respectively, of the Company and the Pooled Entities through the dates of their respective Acquisitions (in thousands):

                                                               For the Three Months           For the Nine Months
                                                                Ended September 30,           Ended September 30,
                                                               --------------------           -------------------
                                                                1999           1998           1999           1998
                                                                ----           ----           ----           ----
                                                                                   (unaudited)
Revenues:
 The Company                                                  $165,977        $109,831      $465,403       $307,791
 Pooled Entities                                                     -          19,755             -         49,984
                                                              --------        --------      --------       --------
                                                              $165,977        $129,586      $465,403       $357,775
                                                              ========        ========      ========       ========
Net income (loss) from continuing operations:
 The Company                                                  $ (8,632)       $ 13,044      $ 18,895       $ 27,618
 Pooled Entities                                                     -           1,391             -         (6,635)
                                                              --------        --------      --------       --------
                                                              $ (8,632)       $ 14,435      $ 18,895       $ 20,983
                                                              ========        ========      ========       ========

     During 1998, the Company completed several purchase business combinations for total consideration paid of approximately $5.7 million (152,411 shares of Snyder common stock and $636,000 in cash). Based upon an allocation of purchase consideration, these purchase business combinations have resulted in goodwill of approximately $6.6 million.

     During 1999, the Company completed several purchase business combinations including Media Syndication Global ("MSG") (March 30, 1999), Broadwell Marketing Group ("Broadwell") (May 21, 1999), Natural Intelligence, Inc. ("Natural Intelligence") (June 24, 1999) and Tsunami Consulting Group, Inc. ("Tsunami") (June 25, 1999) for total consideration paid of approximately $123.4 million (3,726,751 shares of Snyder common stock, of which 844,501 were exchanged for 2,253,394 of Circle.com common stock on the Recapitalization date, and $21.5 million of cash). These purchase business combinations have resulted in $123.2 million of goodwill. On October 29, 1999, the Company acquired Interactive Bureau for total consideration of approximately $28.8 million ($8.8 million in cash and $20.0 million in Circle.com stock).

                           SNYDER COMMUNICATIONS, INC.

     The following table presents pro forma financial information as if the 1998 and 1999 purchase business combinations had been consummated at the beginning of each of the periods presented and all of the Company's operations had been taxed as a C corporation.

                                                      For the Three Months                           For the Nine Months
                                                       Ended September 30,                            Ended September 30,
                                                      --------------------                           --------------------
                                                  1999                    1998                   1999                     1998
                                                  ----                    ----                   ----                     ----
                                                                                  (unaudited)
                                                                     (in thousands, except per share data)
Pro forma revenues
    SNC                                         $156,001                $144,165               $461,673                  $393,376
    Circle.com                                    13,359                   8,033                 34,320                    20,430
    Elimination of intersegment revenues            (232)                      -                   (541)                        -
                                                --------                --------               --------                  --------
                                                $169,128                $152,198               $495,452                  $413,806
Pro forma net income (loss)                     $(32,546)               $  9,683               $  5,939                  $ 13,135
Pro forma net income (loss) per share--basic    $  (0.44)               $   0.13               $   0.08                  $   0.18
Pro forma net income (loss) per share--diluted  $  (0.43)               $   0.13               $   0.08                  $   0.17

     The Company's other purchase business combinations are immaterial to the consolidated financial statements.

7.   Acquisition and Related Costs:

     During the nine months ended September 30, 1998, the Company recorded $22.7 million in nonrecurring acquisition and related costs. These costs are primarily related to the consummation of pooling of interests transactions in the first quarter of 1998 and consist primarily of investment banking fees, other professional service fees and other contractual payments.

     During the nine months ended September 30, 1999, the Company recorded $15.8 million in nonrecurring acquisition and related costs. Included in this amount is $14.3 million related to a payment made by Snyder Communications in the form of 1,171,223 shares of Snyder Communications common stock to the prior owners of MSG in exchange for the release of any and all claims against Snyder following the purchase of MSG. The amount of such payment resulted in non-cash expense of approximately $14.3 million payable in Snyder Communications' common stock. The remaining $1.5 million nonrecurring acquisition and related costs are incurred to consolidate and integrate certain of the Company's acquired operations in the U.S. under the Company's plan initiated in the fourth quarter of 1998. The charge recorded in the nine months ended September 30, 1999 consists of consulting services and other costs related to these integration activities.

     In 1998, the Company recorded approximately $2.6 million of costs to consolidate and integrate certain of the Company's operations, including costs associated with the planned termination of 42 employees. The integration activities recorded in 1998 were recorded in accordance with Emerging Issues Task Force No. 94-3 "Liability Recognition for Costs to Exit an Activity (including certain costs incurred in a restructuring)" ("EITF 94-3"). Additional expenses for the Company's integration activities recorded in 1999 represent additional costs incurred that did not qualify for accrual at December 31, 1998 in accordance with ETIF 94-3. At September 30, 1999, the Company substantially

                           SNYDER COMMUNICATIONS, INC.

completed these integration activities. As of September 30, 1999, 46 employees had terminated employment with the Company and $3.7 million had been charged against the total liability of $4.2 million.

     The following table summarizes the activity in the integration activities liability account:

                                           Beginning                                        Deductions for      Balance at End
                                            Balance               Additions                  Amount Paid           of Period
                                           ---------              ---------                 --------------      --------------
Year Ended December 31, 1998                $    -                  $2,625                    $  (305)             $2,320
Nine Months Ended September 30, 1999        $2,320                  $1,539                    $(3,429)             $  430

8.   Long-term Debt:

     In August 1999, the Company entered into a $195 million, four-year unsecured revolving credit facility with a syndicate of banks (the "Lending Bank"). The principal balance is not subject to payment on demand except at the termination of the agreement absent an event of default. Interest on amounts borrowed under the credit facility is based on the London Interbank Offered Rate, the Lending Bank's base rate of interest or the federal funds rate. Availability under this credit facility is subject to the Company's compliance with various financial ratios, operating covenants and other customary conditions.

     On September 30, 1999, there was $145 million in outstanding borrowings under the $195 million credit facility at a weighted average interest rate of 6.7%.

9.   Income Taxes:

     The Company's effective tax rate for the nine months ended September 30, 1999 and 1998 differs from the federal statutory rate due primarily to the nondeductibility of certain goodwill amortization and nonrecurring acquisition costs and state income taxes. Additionally, the 1998 rate also differs from the different tax status of certain of the Pooled Entities prior to their merger with Snyder Communications and different statutory rates for the Company's international operations.

                           SNYDER COMMUNICATIONS, INC.

10.  Segment Information:

     SNC develops and delivers messages to both broad and targeted audiences through a broad range of communication channels. Circle.com provides Internet professional services. The Circle.com stock separately tracks the performance of Circle.com, and Circle.com is reported as an operating segment. The Company evaluates the performance of its two groups based on earnings before interest and taxes (EBIT) of the combined subsidiaries in each operating group, excluding nonrecurring acquisition and related costs, and compensation to stockholders.

                                                               For the Three Months            For the Nine Months
                                                                Ended September 30,            Ended September 30,
                                                               --------------------            -------------------
                                                                1999           1998            1999           1998
                                                                ----           ----            ----           ----
Revenues:
 Circle.com                                                   $ 10,208        $  4,142       $ 22,555        $  8,972
 SNC                                                           156,001         125,444        443,389         348,803
 Elimination of intersegment revenues                             (232)              -           (541)              -
                                                              --------        --------       --------        --------
      Total                                                   $165,977        $129,586       $465,403        $357,775
                                                              --------        --------       --------        --------
EBIT:
 Circle.com                                                   $ (4,806)       $    556       $ (6,604)       $    675
 SNC                                                            16,303          21,931         65,657          52,501
                                                              --------        --------       --------        --------
      Total                                                   $ 11,497        $ 22,487       $ 59,053        $ 53,176
                                                              --------        --------       --------        --------
Total Assets:
 Circle.com                                                   $ 66,367                       $ 66,367
 SNC                                                           651,038                        651,038
 Other unallocated amounts                                         (75)                           (75)
                                                              --------                       --------
      Total                                                   $717,330                       $717,330
                                                              --------                       --------
Reconciliation of EBIT to income (loss)
 from Operations:
    Total EBIT for operating groups                           $ 11,497        $ 22,487       $ 59,053        $ 53,176
    Compensation to stockholders                                     -             191              -             573
    Acquisition related costs                                   14,432              96         15,814          22,693
                                                              --------        --------       --------        --------
      Income (loss) from operations (continuing
        operations)                                           $ (2,935)       $ 22,200       $ 43,239        $ 29,910
                                                              --------        --------       --------        --------

                                      SNC
  (SNC represents the businesses that comprise Snyder Communications, Inc.'s direct marketing and advertising agency)

                       CONDENSED COMBINED BALANCE SHEET
                                (in thousands)

                                                                                          September 30,           December 31,
                                                                                             1999                     1998
                                                                                      --------------------    --------------------
                                                                                           (unaudited)
ASSETS
Current assets:
 Cash and cash equivalents                                                                     $ 39,012                $ 47,931
 Marketable securities                                                                                -                     612
 Accounts receivable, net of allowance for doubtful accounts of $2,966 and
   $6,629 at September 30, 1999 and December 31, 1998, respectively                             105,990                  76,750
 Receivables from pass-through costs                                                            126,785                  83,164
 Related party receivables                                                                          190                     190
 Unbilled services                                                                               13,615                  19,457
 Current portion of deferred tax asset                                                           10,481                  13,549
 Other current assets                                                                            23,578                  11,285
 Net current assets of discontinued operations                                                        -                  24,447
                                                                                      --------------------    -------------------
    Total current assets                                                                        319,651                 277,385
                                                                                      --------------------    --------------------
Property and equipment, net                                                                      73,547                  68,785
Goodwill and other intangible assets, net                                                       158,212                  65,863
Deferred tax asset                                                                               91,817                  86,637
Deposits and other assets                                                                         7,811                   5,645
Net long-term assets of discontinued operations                                                       -                  95,280
                                                                                      --------------------    --------------------
    Total assets                                                                               $651,038                $599,595
                                                                                       ===================    =====================
LIABILITIES AND INVESTMENTS AND ADVANCES
FROM SNYDER COMMUNICATIONS
Current liabilities:
 Lines of credit                                                                               $    740                $  1,825
 Current maturities of long-term debt                                                               901                   1,085
 Accrued payroll                                                                                 18,845                  12,337
 Accounts payable                                                                               145,412                 113,066
 Accrued expenses                                                                               115,800                  79,050
 Client advances                                                                                  7,783                  11,753
 Unearned revenue                                                                                14,043                  14,042
                                                                                      --------------------    -------------------
    Total current liabilities                                                                   303,524                 233,158
                                                                                      --------------------    --------------------
Related party borrowings                                                                          8,302                   8,924
Long-term obligations under capital leases                                                        1,272                   1,743
Long-term debt, net of current maturities                                                       133,991                   1,616
Other liabilities                                                                                 3,584                   2,922
Commitments and contingencies
Redeemable ESOP stock, 24 and 88 shares outstanding at September 30, 1999
    and December 31, 1998, respectively                                                             443                   2,960
Investments and advances from Snyder Communications                                             199,922                 348,272
                                                                                      --------------------    --------------------
    Total liabilities and investments and advances
        from Snyder Communications                                                             $651,038                $599,595
                                                                                       ===================    =====================

       See accompanying notes to condensed combined financial statements.

                                      SNC
   (SNC represents the businesses that comprise Snyder Communications, Inc.'s direct marketing and advertising agency)

                    CONDENSED COMBINED STATEMENTS OF INCOME
                                  (unaudited)

                                                                         For the Three Months            For the Nine Months
                                                                         Ended September 30,             Ended September 30,
                                                                    -----------------------------   -------------------------------
                                                                         1999            1998            1999            1998
                                                                    -------------   -------------   -------------   ---------------
                                                                                           (in thousands)
Net revenues                                                           $156,001        $125,444        $443,389        $348,803
Operating expenses:
   Cost of  services                                                    112,216          82,112         304,399         228,528
   Selling, general and administrative expenses                          27,482          21,401          73,333          67,774
   Compensation to stockholders                                               -             191               -             573
   Acquisition and related costs                                         14,432              96          15,814          22,693
                                                                    -------------   -------------   -------------   ---------------
Income before interest and taxes                                          1,871          21,644          49,843          29,235
Interest expense                                                         (1,300)           (788)         (1,996)         (1,926)
Interest income                                                             767           1,185           2,004           2,923
                                                                    -------------   -------------   -------------   ---------------
Income from continuing operations before taxes                            1,338          22,041          49,851          30,232
Income tax provision                                                      7,236           7,907          25,833           9,457
                                                                    -------------   -------------   -------------   ---------------
Income (loss) from continuing operations                                 (5,898)         14,134          24,018          20,775
Loss from discontinued operations                                       (24,201)         (3,771)        (11,562)         (1,153)
                                                                    -------------   -------------   -------------   ---------------
Net income (loss)                                                      $(30,099)       $ 10,363        $ 12,456        $ 19,622
                                                                    =============   =============   =============   ===============


       See accompanying notes to condensed combined financial statements.

                                      SNC
   (SNC represents the businesses that comprise Snyder Communications, Inc.'s direct marketing and advertising agency)

                  CONDENSED COMBINED STATEMENTS OF CASH FLOWS
                                  (unaudited)

                                                                                             For the Nine Months
                                                                                             Ended September 30,
                                                                           ---------------------------------------------------
                                                                                      1999                        1998
                                                                           ------------------------    -----------------------
                                                                                               (in thousands)
Cash flows from operating activities of continuing operations:
    Income from continuing operations                                              $ 24,018                     $ 20,775
    Adjustments to reconcile net income from
      continuing operations  to net cash provided by
      operating activities of continuing operations:
              Depreciation and amortization                                          17,849                       11,882
              Noncash expense for stock issuances                                    14,275                           89
              Deferred taxes                                                           (619)                     (10,757)
              Loss on disposal of assets                                              1,116                          544
              Other noncash amounts                                                     (11)                           -
    Changes in assets and liabilities:
             Accounts receivable, net                                               (15,722)                      (7,385)
             Receivables from pass-through costs                                    (43,621)                      (9,409)
             Related party receivables                                                    -                        1,424
             Unbilled services                                                        8,822                         (673)
             Deposits and other assets                                               (2,147)                        (787)
             Other current assets                                                    (5,795)                         (52)
             Accrued payroll, accounts payable and
                 accrued expenses                                                    43,295                       15,778
             Client advances                                                         (3,970)                     (10,873)
             Unearned revenue                                                          (934)                         928
                                                                           ------------------------    -----------------------
Net cash provided by operating activities of
    continuing operations                                                            36,556                       11,484
                                                                           ------------------------    -----------------------
Cash flows from investing activities of continuing operations:
     Purchase of subsidiaries, net of cash acquired                                 (18,133)                      (6,179)
     Purchase of property and equipment                                             (16,995)                     (25,046)
     Proceeds from sale of equipment                                                      -                            7
     Net sales of marketable securities                                                 612                          380
     Purchase of intangible assets                                                   (5,406)                        (431)
     Note and net advances to stockholders of acquired
        subsidiaries                                                                      -                          758
                                                                           ------------------------    -----------------------
Net cash used in investing activities of continuing operations                      (39,922)                     (30,511)
                                                                           ========================    =======================


       See accompanying notes to condensed combined financial statements.

                                      SNC
            CONDENSED COMBINED STATEMENTS OF CASH FLOWS (continued)
                                 (unaudited)

                                                                                            For the Nine Months
                                                                                            Ended September 30,
                                                                              -----------------------------------------------
                                                                                      1999                        1998
                                                                              -------------------      ----------------------
                                                                                              (in thousands)
Cash flows from financing activities of continuing operations:
     Repayment of long-term notes                                                      (70)                     (1,071)
     Distributions and dividends                                                         -                      (5,266)
     Net proceeds from long-term debt                                               33,329                      13,587
     Net repayments on lines of credit                                              (1,139)                     (7,350)
     Payments on capital lease obligations                                          (1,221)                     (1,417)
     Investments and advances from Snyder Communications                             2,363                      56,322
                                                                              -------------------      ----------------------
Net cash provided by financing activities of continuing operations                  33,262                      54,805
                                                                              -------------------      ----------------------
Effect of exchange rate changes                                                       (519)                      1,077
Net increase in cash and equivalents of continuing operations                       29,377                      36,855
Investments and advances to discontinued operations                                (38,296)                    (30,763)
    Cash and equivalents, beginning of period                                       47,931                      71,789
                                                                              -------------------      ----------------------
    Cash and equivalents, end of period                                           $ 39,012                    $ 77,881
                                                                              ===================      ======================
Supplemental disclosures of cash flow information:
    Cash paid for interest                                                        $  1,518                    $    386
    Cash paid for income taxes                                                      20,366                       8,185
Supplemental disclosures of noncash activities:
    Equipment purchased under capital leases                                             -                       1,304
    Issuance of shares of common stock for purchase of subsidiaries                 97,652                      52,568
    Issuance of shares related to stock appreciation rights                              -                       3,484
    Treasury stock acquired through the assumption of debt                         100,767                           -
    Tax benefit from exercise of stock options                                       2,434                       7,106
    Reclassification of redeemable ESOP stock                                        2,517                           -
    Issuance of notes for the purchase of subsidiary                                     -                       1,350
    Tax benefit from taxable merger transactions                                       941                      44,348
    Distribution to Ventiv shareholders                                            119,929                           -


       See accompanying notes to condensed combined financial statements.

                                      SNC
   (SNC represents the businesses that comprise Snyder Communications, Inc.'s direct marketing and advertising agency)

            CONDENSED COMBINED STATEMENTS OF CHANGES IN GROUP EQUITY


                                                                                                     Other
                                                                                  Retained       Comprehensive
                                                                    Other         Earnings       Income (Loss)         Total
                                                               --------------   -------------    ----------------   ------------
                                                                                         (in thousands)
Balance, December 31, 1998                                        $ 308,276       $ 38,154           $ 1,842         $ 348,272

       Net income (unaudited)                                            -          12,456                 -            12,456

       Foreign currency translation adjustment (unaudited)               -               -            (3,448)           (3,448)

       Unrealized gain/loss on marketable securities
        (unaudited)                                                      -               -               (11)              (11)

       Distribution to Ventiv Stockholders (unaudited)                   -        (159,494)            1,269          (158,225)

       Capital contribution (unaudited)                                878               -                 -               878
                                                               --------------   -------------    ----------------   ------------
Balance, September 30, 1999 (unaudited)                          $ 309,154       $ (108,884)         $  (348)        $ 199,922
                                                               ==============   =============    ================   ============


       See accompanying notes to condensed combined financial statements.

                                      SNC

                NOTES TO CONDENSED COMBINED FINANCIAL STATEMENTS
                                  (unaudited)

1.  Organization and Basis of Presentation

Organization and Capitalization of Snyder Communications, Inc.

     Snyder Communications, Inc. ("Snyder Communications" or "Snyder"), a Delaware corporation, was incorporated on June 25, 1996, to continue the business operations of Collegiate Marketing and Communications, L.P. Snyder Communications completed an initial public offering of its common stock on September 24, 1996. Snyder Communications provides direct marketing, advertising and communication services and Internet professional services to its clients. SNC is a business unit of Snyder Communications which consists of the assets and operations of the direct marketing, advertising and communications part of Snyder Communications' business.

     SNC previously included Snyder Communications' healthcare marketing services business. On June 22, 1999, the Board of Directors of Snyder Communications approved a plan to effect the distribution (the "Distribution") of Snyder Communications' healthcare marketing services business to Snyder Communications' existing stockholders. Snyder Communications consummated the Distribution on September 27, 1999 through a special dividend of one share of common stock of a newly formed subsidiary, Ventiv Health, Inc., for every three shares of existing Snyder Communications common stock.

     On October 22, 1999, the stockholders of Snyder Communications approved a "Recapitalization" which resulted in authorization of Snyder Communications to issue two classes of stock as follows: 80 million shares of common stock designated as "Circle.com stock" and 320 million shares of common stock designated as "SNC stock." The Circle.com stock tracks the separate performance of Snyder Communications' Internet professional services business unit, which Snyder Communications calls "Circle.com", and the SNC stock separately tracks the performance of the remaining Snyder Communications businesses, which Snyder calls its "SNC" business unit, and a retained interest in Circle.com. Each share of Snyder Communications common stock has been converted into one share of SNC stock and .25 of a share of Circle.com stock.

     The SNC stock and Circle.com stock constitute common stock of Snyder Communications, and the issuance of these classes of stock did not result in any transfer of assets or liabilities of Snyder Communications or any of its affiliates. Snyder Communications issued shares of Circle.com stock representing 80% of the equity value attributed to Circle.com. The remaining equity value attributed to Circle.com constitutes SNC's "retained interest" in Circle.com. The retained interest in Circle.com is not reflected in the accompanying SNC statements of income or SNC balance sheet. The retained interest is, however, considered in calculating earnings of Snyder Communications allocated to the SNC stockholders.

     Holders of Circle.com stock and SNC stock are stockholders of a single company; Snyder Communications, Circle.com and SNC are not separate legal entities. As a result, stockholders continue to be subject to all of the risks associated with an investment in Snyder Communications and all of its businesses, assets, and liabilities. The issuance of Circle.com stock and SNC stock and the allocation of the assets and liabilities between Circle.com and SNC did not affect ownership of any assets or responsibility for liabilities of Snyder Communications or any of its subsidiaries. The assets of Snyder Communications attributed to Circle.com could be subject to the liabilities of SNC, whether such liabilities arise from lawsuits, contracts or indebtedness

                                      SNC
attributable to SNC. If Snyder Communications is unable to satisfy Circle.com's liabilities out of assets attributed to it, Snyder Communications may be required to satisfy these liabilities with assets attributed to SNC.

     In October 1999, the Snyder Communications shares issued as consideration for the Circle.com acquisitions of Tsunami Consulting Group, Inc. and Natural Intelligence Inc., were exchanged for shares in Circle.com and shares were issued for the acquisition of Interactive Bureau, LLC. These additional issuances of approximately 4.3 million shares have reduced SNC's retained interest in Circle.com to approximately 16.9%. The percentage of Circle.com's equity value represented by the retained interest may further change in the future if the total number of outstanding shares of Circle.com stock changes or if transfers of cash or other property between SNC and Circle.com occur that are accounted for as either capital contributions to Circle.com or as a return of capital by Circle.com.

     Financial effects arising from one group that affect Snyder Communications' combined results of operations or financial condition could, if significant, affect the results of operations or financial condition of the other group and the market price of the common stock relating to the other group. Any net losses of Circle.com or SNC and dividends and distributions on, or repurchases of Circle.com stock or SNC stock will reduce the funds of Snyder Communications legally available for payment on SNC stock.

Basis of Presentation

     Because the Recapitalization occurred prior to the filing of this Form 10-Q with the Securities and Exchange Commission ("SEC"), the separate condensed combined financial statements of SNC have been included. The combined financial statements of Circle.com and SNC comprise all of the accounts included in the corresponding condensed consolidated financial statements of Snyder Communications. The separate condensed combined financial statements of Circle.com and SNC give effect to the accounting policies that will be applicable for periods following the Recapitalization, including those applicable to the allocation of expenses. The separate Circle.com and SNC condensed combined financial statements have been prepared on a basis that management believes to be reasonable and appropriate and reflect (1) the combined financial position, results of operations and cash flows of the businesses that comprise the Snyder Communications' Circle.com and SNC business units, with all significant intracompany (within SNC and Circle.com, respectively) transactions and balances eliminated, (2) in the case of the Circle.com condensed combined financial statements, corporate assets and liabilities of Snyder Communications and related transactions associated with or conducted by Circle.com including allocated portions of Snyder Communications' overhead and administrative shared services and (3) in the case of SNC's condensed combined financial statements, all other corporate assets and liabilities and related transactions of Snyder Communications, including allocated portions of Snyder Communications' overhead and administrative shared services. Intercompany transactions between Circle.com and SNC have not been eliminated in SNC's condensed combined financial statements, except in instances where they have not been realized by Circle.com or SNC.

     The accompanying unaudited condensed combined financial statements have been prepared in accordance with the interim reporting rules and regulations of the SEC. As a result, certain information and footnote disclosures normally included in financial statements prepared in accordance with GAAP have been condensed or omitted. Snyder Communications believes the disclosures made are adequate to make the information presented not misleading. In the opinion of Snyder Communications, the accompanying unaudited condensed combined financial statements reflect all adjustments, including only normal recurring adjustments, necessary to present fairly the financial position of SNC at September 30, 1999

                                      SNC
and the results of operations and cash flows for the nine months ended September 30, 1999 and September 30, 1998. Operating results for the nine month period ended September 30, 1999 are not necessarily indicative of the results that may be expected for the year ended December 31, 1999. The unaudited condensed combined financial statements should be read in conjunction with the financial statements of Snyder Communications and Circle.com.

     During the nine months ended September 30, 1999, SNC recorded $541,000 of expense associated with services purchased from Circle.com. There were no intercompany transactions in 1998.

2.  Discontinued Operations

     SNC previously included Snyder Communications' healthcare marketing services business which was contributed to Ventiv Health, Inc. On June 22, 1999, the Board of Directors of Snyder Communications approved a plan to effect the Distribution of 100% of the shares of common stock of a newly formed wholly owned subsidiary, Ventiv Health, Inc., ("Ventiv"), to Snyder Communications' common stockholders (the "Spin-off"). Shares of Ventiv common stock were distributed on the basis of one share of Ventiv for every three shares of existing Snyder Communications common stock on September 27, 1999 to stockholders of record as of September 20, 1999. As a result of the Distribution, Ventiv became an independent, publicly traded corporation. Accordingly, the results of Ventiv have been reclassified from amounts previously reported, and are stated separately in the accompanying condensed combined financial statements as discontinued operations.

     During the nine months ended September 30, 1998, Ventiv recorded $20.7 million in nonrecurring acquisition and related costs. These costs are primarily related to the consummation of pooling of interests transactions and
consist  of  investment  banking  fees,   other  professional  service  fees and
other contractual payments. In addition, this amount includes a charge of approximately $4.4 million for costs necessary to consolidate and integrate certain of Ventiv's acquired operations in the U.S. and the U.K.

     During the nine months ended September 30, 1999, Ventiv recorded $7.4 million in nonrecurring acquisition and related costs. Included in this amount is $5.7 million related to a payment made by Ventiv, in the form of 695,304 shares of Ventiv common stock, to the prior owners of PromoTech in exchange for the release of any and all claims against Snyder or Ventiv related to the purchase of PromoTech. The payment was not provided for in the purchase agreement and is not part of the purchase price for accounting purposes. In addition, the $7.4 million expense includes a charge of approximately $1.7 million for costs necessary to consolidate and integrate certain of Ventiv's acquired operations in the U.S. and U.K. under Ventiv's plan initiated in 1998. The charge recorded in the nine months ended September 30, 1999 consists of $1.3 million in severance and related costs associated with the termination of 23 employees, and $0.4 million in consulting services and other costs related to these integration activities. In 1998, Ventiv recorded approximately $10.7 million of costs to consolidate and integrate certain of its operations. As of September 30, 1999, 151 employees had terminated employment with Ventiv and $11.4 million had been charged against the total liability of $12.4 million.

     The integration activities recorded in 1998 were recorded in accordance with Emerging Issues Task Force 94-3, "Liability Recognition for Costs to Exit an Activity (including certain costs incurred in a restructuring)" ("EITF 94-3"). Additional expenses for Ventiv's integration activities recorded in 1999 represent additional costs incurred that did not qualify for accrual at December 31, 1998 in accordance with EITF 94-3. At September 30, 1999, Ventiv substantially completed these integration activities.

                                      SNC

The following table summarizes the activity in the Ventiv integration activities liability account:

                                                Beginning                             Deductions for          Balance at End
                                                 Balance           Additions           Amount Paid              Of Period
                                               ----------         ----------          --------------          --------------
Year Ended December 31, 1998                      $    -              10,654             (2,683)                  $7,971
Nine Months Ended September 30, 1999              $7,971               1,696             (8,679)                  $  988

     During the nine months ended September 30, 1999, SNC incurred and recorded approximately $13.3 million of costs, net of tax, related to the Distribution. This amount is reflected in the "Loss from discontinued operations (net of income taxes)" and consists of financial advisory fees, other professional service fees, and printing fees.

3.  Business Combinations

     In 1998, SNC completed acquisitions that were accounted for as poolings of interests for financial reporting purposes. The entities with which SNC has completed mergers accounted for as poolings of interests for financial reporting purposes will be collectively referred to as the "Pooled Entities," and their mergers will be referred to herein as the "Acquisitions." The accompanying condensed combined financial statements have been retroactively restated to reflect the combined financial position and combined results of operations and cash flows of SNC and the Pooled Entities, after elimination of all significant intercompany transactions, for all periods presented, giving effect to the Acquisitions as if they had occurred at the beginning of the earliest period presented.

     During the first quarter of 1999, Snyder Communications issued shares of its common stock in conjunction with the acquisitions of PromoTech and MSG. PromoTech, as part of Ventiv, is included in SNC's discontinued operations. These acquisitions were originally accounted for as pooling of interests transactions in the first quarter of 1999. However, as a result of the June 1999 decision by Snyder Communications to distribute Ventiv to its existing shareholders, the financial statements for the first quarter of 1999 have been previously restated to reflect the acquisitions of PromoTech and MSG as purchases in accordance with Accounting Principles Board Opinion No. 16, "Business Combinations".

     The following details unaudited revenues and net income (loss) from continuing operations for the three and nine month periods ended September 30, 1999 and 1998, respectively, of SNC and the Pooled Entities through the dates of their respective Acquisitions.

                                                   The Three Months ended September 30,       The Nine Months ended September 30,
                                                   -------------------------------------   --------------------------------------
                                                         1999                 1998                 1999                 1998
                                                   ----------------   ------------------   -------------------   ----------------
                                                                             (unaudited, in thousands)
Revenues:
 SNC                                                    $156,001              $105,689             $443,389            $299,296
 Pooled Entities                                               -                19,755                    -              49,507
                                                   ----------------   ------------------   -------------------   ----------------
                                                        $156,001              $125,444             $443,389            $348,803
                                                   ================   ==================   ===================   ================
Net income (loss) from continuing operations:
 SNC                                                    $ (5,898)             $ 12,743             $ 24,018            $ 27,124
 Pooled Entities                                               -                 1,391                    -              (6,349)
                                                   ----------------   ------------------   -------------------   ----------------
                                                        $ (5,898)             $ 14,134             $ 24,018            $ 20,775
                                                   ================   ==================   ===================   ================

                                      SNC

     During 1999, SNC completed several purchase business combinations including Media Syndication Global ("MSG") (March 30, 1999) and Broadwell Marketing Group ("Broadwell") (May 21, 1999) for total consideration of $87.0 million (2,882,250 shares of Snyder Communications common stock and $9.2 million in cash). These purchases have resulted in allocation to goodwill of approximately $85.2 million. SNC's other purchase business combinations are immaterial to the combined financial statements.

     The following table presents unaudited pro forma financial information as if the 1999 purchase business combinations had been consummated at the beginning of each of the periods presented and all of SNC's operations had been taxed as a C corporation.

                                            The Three Months Ended September 30,     The Nine Months Ended September 30,
                                            ------------------------------------    -------------------------------------
                                                 1999                 1998                1999                 1998
                                            ---------------     ----------------    ----------------    -----------------
                                                                      (unaudited, in thousands)
 Pro forma revenues                            $156,001             $144,165            $461,673              $393,376
 Pro forma net income (loss)                   $(29,070)            $ 11,241            $ 14,862              $ 18,553

4.   Acquisition and Related Costs

     During the nine months ended September 30, 1998, SNC recorded $22.7 million in nonrecurring acquisition and related costs. These costs are primarily related to the consummation of pooling of interests transactions in the first quarter of 1998 and consist primarily of investment banking fees, other professional service fees, transfer fees and other contractual payments.

     During the nine months ended September 30, 1999, SNC recorded $15.8 million in nonrecurring acquisition and related costs. Included in this amount is $14.3 million related to a payment made by SNC, in the form of 1,171,223 shares of Snyder Communications common stock, to the prior owners of MSG in exchange for the release of any and all claims against Snyder related to the purchase of MSG. The payment was not provided for in the purchase agreement and is not part of the purchase price for accounting purposes. The remaining $1.5 million charge is for costs necessary to consolidate and integrate certain of SNC's acquired operations in the U.S. under the plan initiated in the fourth quarter of 1998. The charge recorded in the nine months ended September 30, 1999 consists of consulting services and other costs related to these integration activities.

       In 1998, SNC recorded a charge of approximately $2.6 million for costs necessary to consolidate and integrate certain of SNC's acquired operations in the U.S. Four locations have been combined into two. The charge consists of approximately $1.6 million of severance and other costs associated with the termination of 42 employees, and $1.0 million of fees incurred for other costs related to these integration activities. The integration activities recorded in 1998 were recorded in accordance with Emerging Issues Task Force No. 94-3 "Liability Recognition for Costs to Exit an Activity (including certain costs incurred in a restructuring)" ("EITF 94-3"). Additional expenses for SNC's integration activities recorded in 1999 represent additional costs incurred that did not qualify for accrual at December 31, 1998 in accordance with EITF 94-3. As of September 30, 1999, 46 employees had terminated employment with the Company and $3.7 million had been charged against the total liability of $4.2 million.

                                      SNC

       The following table summarizes the activity in the integration activities liability account:

                                              Beginning                                Deductions for          Balance at End
                                               Balance              Additions           Amounts Paid              of Period
                                          ---------------     ------------------     ------------------      ------------------
Year Ended December 31, 1998                  $   --                 $2,625                $  (305)                 $2,320
Nine Months Ended September 30, 1999          $2,320                 $1,539                $(3,429)                 $  430

5.      Long-Term Debt

        In August 1999, Snyder Communications entered into a $195 million, four-year unsecured revolving credit facility with a sydicate of banks (the "Lending Bank"). The principal balance is not subject to payment on demand except at the termination of the agreement absent an event of default. Interest on amounts borrowed under the credit facility is based on the London Interbank Offered Rate, the Lending Bank's base rate on interest or the federal funds rate. Availability under this credit facility is subject to Snyder's compliance with various financial ratios, operating covenants and other customary conditions.

        On September 30, 1999, there was $132.7 million in outstanding borrowings under the $195 million credit facility allocated to SNC at a weighted average interest rate of 6.7%.

6.  Pro Forma Adjusted Income (Loss) Data

     The pro forma adjusted net income (loss) amounts include a provision for federal and state income taxes as if the operations of SNC had been a taxable C corporation for all periods presented. The pro forma income tax rate on the Company's recurring operations reflects the combined federal, state and foreign taxes of approximately 38.0% and 36.5% for the nine months ended September 30, 1999 and 1998, respectively.

     The table below presents this pro forma calculation of adjusted net income
(loss):

                                                                 For the Three Months         For the Nine Months
                                                                  Ended September 30,         Ended September 30,
                                                               --------------------------  -----------------------
                                                                  1999           1998          1999          1998
                                                               -----------  -------------  ------------  ---------
                                                                             (unaudited, in thousands)
Pro forma adjusted net income (loss) data:
Historical income from continuing operations
    before income taxes                                          $ 1,338        $22,041       $49,851       $30,232
Pro forma provision for income taxes                               6,204          8,390        24,800        12,460
                                                               -----------  -------------  ------------  ----------
Pro forma adjusted income (loss) from continuing operations      $(4,866)       $13,651       $25,051       $17,772
                                                               ===========  =============  ============  ==========

                                  CIRCLE.COM
   (Circle.com represents the businesses that comprise Snyder Communications,
                                     Inc.'s
                    Internet professional services business)

                       CONDENSED COMBINED BALANCE SHEETS
                                 (in thousands)

                                                                                                  September 30,       December 31,
                                                                                                      1999                1998
                                                                                                 --------------      -------------
                                                                                                  (unaudited)
ASSETS
Current assets:
 Cash                                                                                             $   1,660          $      -
 Accounts receivable, net of allowance for doubtful accounts of $ 778 and $ 402 at
     September 30, 1999 and December 31, 1998, respectively                                           7,981              2,151
 Receivables from pass-through costs                                                                  3,659              2,851
 Unbilled services                                                                                      855                251
 Deferred tax asset                                                                                   1,423                162
 Other current assets                                                                                   619                219
                                                                                                 ----------          ---------
    Total current assets                                                                             16,197              5,634
                                                                                                 ----------          ---------
Property and equipment, net                                                                           5,624              1,582
Goodwill, net                                                                                        43,868              6,425
Deposits and other assets                                                                               678                 56
                                                                                                 ----------          ---------
    Total assets                                                                                    $66,367            $13,697
                                                                                                 ==========          =========
LIABILITIES AND INVESTMENTS AND ADVANCES FROM SNYDER
    COMMUNICATIONS
Current liabilities:
 Accrued payroll                                                                                    $ 1,506            $ 1,086
 Accounts payable                                                                                     4,230              1,475
 Accrued expenses                                                                                     3,805              1,497
 Client advances                                                                                        139                493
                                                                                                 ----------          ---------
    Total current liabilities                                                                         9,680              4,551
                                                                                                 ----------          ---------
Long term debt                                                                                       12,292                  -
Deferred tax liability                                                                                   75                 40
Commitments and contingencies                                                                             -                  -
Investments and advances from Snyder Communications                                                  44,320              9,106
                                                                                                 ----------          ---------
    Total liabilities and investments and advances from Snyder Communications                       $66,367            $13,697
                                                                                                 ==========          =========



      See accompanying notes to condensed combined financial statements.

                                   CIRCLE.COM
   (Circle.com represents the businesses that comprise Snyder Communications,
                                     Inc.'s
                    Internet professional service business)

                  CONDENSED COMBINED STATEMENTS OF OPERATIONS
                                  (unaudited)

                                                                     For the Three Months     For the Nine Months
                                                                      Ended September 30,     Ended September 30,
                                                                     --------------------     --------------------
                                                                        1999       1998         1999       1998
                                                                     ---------   --------     ---------  ---------
                                                                                    (in thousands)

Net revenues                                                           $10,208      $4,142     $22,555      $8,972
Operating expenses:
    Professional services                                                6,256       2,031      13,384       4,451
    Office and general                                                   8,758       1,555      15,775       3,846
                                                                       --------      ------     ------       -----
Income (loss) from operations                                           (4,806)        556      (6,604)        675
Interest expense, net                                                     (229)          -        (229)          -
                                                                       -------       ------     ------       -----

Income (loss) before income taxes                                       (5,035)        556      (6,833)        675
Income tax (benefit) provision                                          (2,300)        255      (1,708)        467
                                                                       -------      ------     -------      ------
Net income (loss)                                                      $(2,735)     $  301     $(5,125)     $  208
                                                                       =======      ======     =======      ======



       See accompanying notes to condensed combined financial statements.

                                   CIRCLE.COM
   (Circle.com represents the businesses that comprise Snyder Communications,
                                     Inc.'s
                    Internet professional service business)

                   CONDENSED COMBINED STATEMENT OF CASH FLOWS
                                  (unaudited)

                                                                                                       For the Nine Months
                                                                                                       Ended September 30,
                                                                                              -----------------------------------
                                                                                                 1999                     1998
                                                                                              ----------               ----------
                                                                                                         (in thousands)
 Cash flows from operating activities:
    Net income (loss)                                                                          $(5,125)                $   208
     Adjustments to reconcile net income (loss) to net cash
      used in operating activities:
        Depreciation and amortization                                                            2,656                     320
        Deferred taxes                                                                              35                      18
     Changes in assets and liabilities:
        Accounts receivable, net                                                                (5,092)                   (636)
        Receivables from pass-through costs                                                       (808)                   (899)
        Unbilled services                                                                         (604)                      -
        Other current assets                                                                    (1,592)                   (112)
        Deposits and other assets                                                                 (616)                      -
        Accrued payroll, accounts payable and accrued expenses                                   2,494                     365
        Client advances                                                                           (354)                      -
                                                                                              ----------               ----------
 Net cash used in operating activities                                                          (9,006)                   (736)
                                                                                              ----------               ----------

 Cash flows from investing activities:
     Purchase of property and equipment                                                         (4,331)                 (1,090)
     Cash at acquired subsidiary                                                                 1,193                       -
     Additional payment for purchase of subsidiary                                              (1,450)                      -
                                                                                              ----------               ----------
 Net cash used in investing activities                                                          (4,588)                 (1,090)
                                                                                              ----------               ----------

 Cash flows from financing activities:
     Investment and advances from Snyder Communications, net                                    15,248                   1,835
                                                                                              ----------               ----------
 Net cash provided by financing activities                                                      15,248                   1,835
                                                                                              ----------               ----------
 Effect of exchange rates on cash                                                                    6                      (9)
 Net increase in cash and equivalents                                                            1,660                       -
 Cash and equivalents, beginning of period                                                           -                       -
                                                                                              ----------               ----------
 Cash and equivalents, end of period                                                           $ 1,660                  $    -
                                                                                              ==========               ==========
 Supplemental disclosures of noncash activities:
   Debt incurred for purchase of subsidiary                                                    $12,292                  $    -
   Business acquired with Snyder Communications common stock                                    25,085                   5,095



       See accompanying notes to condensed combined financial statements.

                                   CIRCLE.COM
   (Circle.com represents the businesses that comprise Snyder Communications,
                                     Inc.'s
                    Internet professional service business)

            CONDENSED COMBINED STATEMENTS OF CHANGES IN GROUP EQUITY
                                 (in thousands)


                                                                       Retained         Other
                                                                       Earnings     Comprehensive
                                                            Other     (deficit)     Income (Loss)       Total
                                                         ----------  -----------  -----------------  ---------

Balance, at December 31, 1998                               $ 9,491     $  (372)             $(13)     $ 9,106

Net loss (unaudited)                                              -      (5,125)                -       (5,125)

Foreign currency translation adjustment (unaudited)               -           -                 6            6

Capital contribution (unaudited)                             40,333           -                 -       40,333
                                                         ----------  ------------  ----------------  ---------
Balance, at September 30, 1999 (unaudited)                  $49,824     $(5,497)             $ (7)     $44,320
                                                         ==========  ============  ================  =========



       See accompanying notes to condensed combined financial statements.

                                   CIRCLE.COM

                NOTES TO CONDENSED COMBINED FINANCIAL STATEMENTS
                                  (unaudited)

1.  Organization and Basis of Presentation:

Organization and Capitialization of Snyder Communications, Inc.

     Snyder Communications, Inc. ("Snyder Communications"), a Delaware corporation, was incorporated on June 25, 1996, to continue the business operations of Collegiate Marketing and Communications, L.P. Snyder Communications completed an initial public offering of its common stock on September 24, 1996. Snyder Communications provides direct marketing, advertising, and communications services, Internet professional services and healthcare marketing services to its clients.

     Circle.com is a business unit of Snyder Communications which consists of the assets and operations of the Internet professional services part of Snyder Communications' business. On June 22, 1999, the Board of Directors (the "Board") of Snyder Communications approved a plan to effect the distribution (the "Distribution") of Snyder Communications' healthcare marketing services business to Snyder Communications' existing stockholders. Snyder Communications consummated the Distribution on September 27, 1999 through a special dividend of one share of common stock of a newly formed subsidiary, Ventiv Health, Inc., for every three shares of existing Snyder Communications common stock.

     On October 22, 1999, the stockholders of Snyder Communications approved a "Recapitalization" which resulted in authorization of Snyder Communications to issue two classes of stock as follows: 80 million shares of common stock designated as "Circle.com stock" and 320 million shares of common stock designated as "SNC stock." The Circle.com stock tracks the separate performance of Snyder Communications' Internet professional services business unit, which Snyder Communications calls "Circle.com", and the SNC stock separately tracks the performance of the remaining Snyder Communications businesses, which Snyder calls its "SNC" business unit, and a retained interest in Circle.com. Each share of Snyder Communications common stock has been converted into one share of SNC stock and .25 of a share of Circle.com stock.

     The SNC stock and Circle.com stock constitute common stock of Snyder Communications, and the issuance of these classes of stock did not result in any transfer of assets or liabilities of Snyder Communications or any of its affiliates. Snyder Communications issued shares of Circle.com stock representing 80% of the equity value attributed to Circle.com. The remaining equity value attributed to Circle.com constitutes SNC's "retained interest" in Circle.com.

     Holders of Circle.com stock and SNC stock are stockholders of a single company; Snyder Communications, Circle.com and SNC are not separate legal entities. As a result, stockholders continue to be subject to all of the risks associated with an investment in Snyder Communications and all of its businesses, assets, and liabilities. The issuance of Circle.com stock and SNC stock and the allocation of the assets and liabilities between Circle.com and SNC did not affect ownership of any assets or responsibility for liabilities of Snyder Communications or any of its subsidiaries. The assets of Snyder Communications attributed to Circle.com could be subject to the liabilities of SNC, whether such liabilities arise from lawsuits, contracts or indebtedness attributable to SNC. If Snyder Communications is unable to satisfy SNC's liabilities out of assets attributed to it, Snyder Communications may be required to satisfy these liabilities with assets attributed to Circle.com.

                                  CIRCLE.COM
         NOTES TO CONDENSED COMBINED FINANCIAL STATEMENTS (Continued)

     Financial effects arising from one group that affect Snyder Communications consolidated results of operations or financial condition could, if significant, affect the results of operations or financial condition of the other group and the market price of the common stock relating to the other group.

Basis of Presentation

     Because the Recapitalizaton occurred prior to the filing of this Form 10-Q with the Securities and Exchange Commission ("SEC"), the separate condensed combined financial statements of Circle.com have been included. The combined financial statements of Circle.com and SNC comprise all of the accounts included in the corresponding consolidated financial statements of Snyder Communications. The combined financial statements of Circle.com give effect to the accounting policies that will be applicable for periods following the Recapitalization, including those applicable to the allocation of expenses. The separate Circle.Com and SNC condensed combined financial statements have been prepared on a basis that management believes to be reasonable and appropriate and reflect
(1) the combined financial position, results of operations, and cash flows of the businesses that comprise the Snyder Communications' Circle.com and SNC business units, with all significant intracompany (within SNC and Circle.com, respectively), transactions and balances eliminated, (2) in the case of Circle.com condensed combined financial statements, corporate assets and liabilities of Snyder Communications and related transactions associated with or conducted by Circle.com, including allocated portions of Snyder Communications' overhead and administrative shared services and (3) in the case of SNC's condensed combined financial statements, all other corporate assets and liabilities and related transactions of Snyder Communications, including allocated portions of Snyder Communications' overhead and administrative shared services. Intercompany transactions between Circle.Com and SNC have not been eliminated in Circle.com's condensed combined financial statements, except in instances where they have not been realized by Circle.com or SNC.

     The accompanying unaudited condensed combined financial statements have been prepared in accordance with the interim reporting rules and regulations of the SEC. As a result, certain information and footnote disclosures normally included in financial statements prepared in accordance with GAAP have been condensed or omitted. Snyder Communications believes the disclosures made are adequate to make the information presented not misleading. In the opinion of Snyder Communications, the accompanying unaudited condensed combined financial statements reflect all adjustments, including only normal recurring adjustments, necessary to present fairly the financial position of Circle.com at September 30, 1999 and the results of operations and cash flows for the nine months ended September 30, 1999 and 1998. Operating results for the nine month period ended September 30, 1999 are not necessarily indicative of the results that may be expected for the year ended December 31, 1999. The unaudited condensed combined financial statements should be read in conjunction with the financial statements of Snyder Communications and SNC.

     During the nine months ended September 30, 1999, Circle.com recorded $541,000 of revenue for services provided to SNC. There were no intercompany transactions in 1998.

2.  Business Combinations:

     During 1998, Snyder Communications completed acquisitions that were accounted for as pooling of interests for financial reporting purposes. Snyder Communications' financial statements have been retroactively restated to reflect the combined financial position and combined results of operations and cash flows of Snyder Communications' and the pooled entities, after elimination of all significant intercompany transactions, for all periods presented, giving

                                  CIRCLE.COM
         NOTES TO CONDENSED COMBINED FINANCIAL STATEMENTS (Continued)

effect to the acquisitions as if they had occurred at the beginning of the earliest period presented. A portion of these pooled entities have been included in the combined operations of Circle.com.

     The following details revenues and net income (loss) of Circle.com for the three and nine months ended September 30, 1999 and 1998, and the portion of the pooled entities included in Circle.com through the dates of their respective acquisitions (in thousands):

                                                                    For the Three Months                 For the Nine Months
                                                                    Ended September 30,                  Ended September 30,
                                                          -----------------    ---------------   ---------------   -----------------
                                                                 1999               1998               1999                1998
                                                         -----------------    ---------------   ---------------   ------------------
                                                                                          (unaudited)
Revenues:
 Circle.com                                                        $10,208             $4,142           $22,555               $8,495
 Pooled Entities                                                         -                  -                 -                  477
                                                         -----------------    ---------------   ---------------    -----------------
                                                                   $10,208             $4,142           $22,555               $8,972
                                                         =================    ===============   ===============    =================
Net income (loss):
 Circle.com                                                        $(2,735)            $  301           $(5,125)              $  494
 Pooled Entities                                                         -                  -                 -                (286)
                                                         -----------------    ---------------   ---------------    -----------------
                                                                   $(2,735)            $  301           $(5,125)              $  208
                                                         =================    ===============   ===============    =================

     During 1998, Snyder Communications completed several purchase business combinations for total consideration paid of approximately $5.7 million (152,411 shares of Snyder Communications common stock and $636,000 in cash). Based upon an allocation of purchase consideration, these purchase business combinations have resulted in goodwill of approximately $6.6 million.

     In June 1999, Snyder Communications completed purchase business combinations including Tsunami Consulting Group, Inc. and Natural Intelligence, Inc. for total consideration paid of approximately $36.4 million (844,499 shares of Snyder Communications common stock and $12.3 million in cash). Upon the effectiveness of the Recapitalization, the majority of the Snyder Communication shares issued in these acquisitions were exchanged for Circle.com stock at an agreed upon value. These purchase business combinations have resulted in a preliminary allocation to goodwill of approximately $38.0 million and $7.7 million, respectively. Each of these acquired businesses constitute a part of Circle.com's business. In October 1999, Snyder Communications acquired Interactive Bureau for total consideration of approximately $28.8 ($8.8 million in cash and $20.0 million in Circle.com stock).

                                  CIRCLE.COM
         NOTES TO CONDENSED COMBINED FINANCIAL STATEMENTS (Continued)

     The following table presents pro forma financial information as if the 1998 and 1999 purchases, including Interactive Bureau purchased in October 1999, had been consummated at the beginning of each of the periods presented and all of Circle.com's operations had been taxed as a C corporation (in thousands):

                                                                For the Three Months                     For the Nine Months
                                                                 Ended September 30,                     Ended September 30,
                                                        -----------------    ---------------    ---------------     --------------
                                                               1999                1998               1999                1998
                                                       -----------------    ---------------    ---------------     ---------------
                                                                                        (unaudited)
 Pro forma revenues                                           $13,359            $ 8,033            $34,320              $20,430

 Pro forma net loss                                           $(3,480)           $(1,580)           $(8,939)             $(5,408)

3.    Pro Forma  Adjusted Income (Loss) Data

     The pro forma adjusted net income (loss) amounts include a provision for federal and state income taxes as if Circle.com had been a taxable C corporation for all periods presented. The pro forma income tax rate reflects the combined federal, state and foreign income taxes of approximately 25.0% and 51.1% for the nine months ended September 30, 1999 and 1998, respectively.

     The table below presents the calculation of pro forma net income (loss):

                                                                For the Three Months                     For the Nine Months
                                                                 Ended September 30,                     Ended September 30,
                                                       -----------------    ---------------    ---------------    -----------------
                                                               1999                1998               1999                1998
                                                       -----------------    ---------------    ---------------    -----------------
                                                                                 (unaudited, in thousands)

  Historical income (loss) before income taxes                   $(5,035)             $ 556            $(6,833)               $ 675
  Pro forma benefit (provision) for income taxes                   2,300               (255)             1,708                 (345)
                                                       -----------------    ---------------    ---------------    -----------------
  Pro forma adjusted net income (loss)                           $(2,735)             $ 301            $(5,125)               $ 330
                                                       =================    ===============    ===============    =================

     The table below presents the calculation of pro forma adjusted net income
(loss) had the income tax provision (benefit) been calculated as if Circle.com had been taxable as a "C" corporation on a separate return basis:

                                                                For the Three Months                     For the Nine Months
                                                                 Ended September 30,                     Ended September 30,
                                                        -----------------    ---------------    ---------------    -----------------
                                                               1999                1998               1999                1998
                                                       -----------------    ---------------    ---------------     -----------------
                                                                                 (unaudited, in thousands)

  Historical income (loss) before income taxes                   $(5,035)             $ 556            $(6,833)               $ 675
  Pro forma benefit (provision) for income taxes                       -               (255)                 -                 (345)
                                                       -----------------    ---------------    ---------------    -----------------
  Pro forma adjusted net income (loss)                           $(5,035)             $ 301            $(6,833)               $ 330
                                                       =================    ===============    ===============    =================

                                  CIRCLE.COM
         NOTES TO CONDENSED COMBINED FINANCIAL STATEMENTS (Continued)

     The Circle.com income tax provision as calculated on a separate return basis reflects no benefit for net operating loss carryforwards due to the uncertainty associated with realizing those benefits on a separate return basis.

4.  Long-term Debt

     Snyder Communications incurs debt on behalf of Circle.com and SNC. As of September 30, 1999, $12.3 million of Snyder Communications' debt which was related to the acquisitions of Tsunami Consulting Group, Inc. and Natural Intelligence Inc. had been allocated to Circle.com. As a result of the October, 1999 purchase of Interactive Bureau, an additional $9.7 million of Snyder Communications' debt will be allocated to Circle.com.

                                     ITEM 2

                 SNYDER COMMUNICATIONS--MANAGEMENT'S DISCUSSION
         AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     The following discussion of the results of operations and of its liquidity and capital resources of Snyder Communications, Inc. ("Snyder Communications" or the "Company") is based upon the Company's consolidated financial statements. The entities with which the Company has entered into mergers accounted for as poolings of interests for financial reporting purposes will be collectively referred to as the "Pooled Entities" and their mergers will be referred to herein as the "Acquisitions". The consolidated financial statements have been retroactively restated to reflect the combined financial position and the combined results of operations and cash flows of the Pooled Entities for all periods presented, giving effect to the Acquisitions as if they had occurred at the beginning of the earliest period presented. The following discussion should be read in conjunction with the consolidated financial statements of the Company and the related notes thereto included elsewhere in this Quarterly Report on Form 10-Q.

Overview

     Since completing our initial public offering in September 1996, we have significantly expanded the range of marketing services we are able to offer our clients. This expansion has been accomplished by creating and initiating new programs or service offerings and by acquiring businesses that offer complementary services. Our strategy has been to grow our existing business and to integrate services of our acquired companies with those of our existing operations. The service offerings of acquired companies have been combined with those previously offered by us to create SNC and Circle.com. SNC consists of the Brann Worldwide, Bounty SCA Worldwide and Arnold Communications networks. Brann Worldwide provides direct marketing and sales services for its clients, such as direct mail advertising. Bounty SCA Worldwide distributes product samples and other advertising materials for its clients. Arnold Communications operates SNC's advertising and public relations operations. We strive to integrate our service capabilities within, as well as across, our networks. The SNC stock separately tracks the performances of SNC and a retained interest in Circle.com. Circle.com provides Internet professional services. The Circle.com stock separately tracks the performance of Circle.com. We plan to focus on internal growth for the foreseeable future as the primary means of expanding SNC and Circle.com, although we will consider attractive acquisition opportunities as they arise.

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

     Selling, general and administrative expenses consist primarily of costs associated with administrative functions, such as finance, accounting, human resources and information technology, as well as personnel costs of senior management not specifically associated with client services. Snyder Communications' overhead and administrative shared services are allocated among SNC and Circle.com based upon estimated usage.

     Compensation to stockholders consists of excess compensation paid to certain stockholders of acquired companies prior to their respective mergers with Snyder Communications. The amount by which the historical compensation of these stockholders exceeds that provided in their employment contracts with Snyder Communications has been classified as compensation to stockholders.

     Acquisition and related costs consist primarily of investment banking fees, other professional service fees, certain tax payments and other contractual payments resulting from the consummation of our pooling of interests transactions, as well as the costs of consolidating certain of our acquired operations.

     The following sets forth, for the periods indicated, certain components of our income statement data, including such data as a percentage of revenues. Pro forma net income includes a provision for income taxes as if all of our operations had been taxed as a C corporation for all periods presented. We consider compensation to stockholders, ESOP expense and acquisition costs to be nonrecurring, because our current operations will not result in any compensation to stockholders, ESOP expense or acquisition costs in future periods.

                                                For the Three Months                           For the Nine Months
                                                 Ended September 30,                            Ended September 30,
                                      ----------------------------------------    ----------------------------------------------
                                             1999                 1998                   1999                      1998
                                      -------------------   ------------------    ------------------       ---------------------
                                                                           (unaudited)
                                                                      (dollars in thousands)
Net revenues                          $165,977     100.0%   $129,586    100.0%    $465,403    100.0%       $357,775       100.0%
Operating expenses:
Cost of  services                      120,309      72.5      84,566     65.3      321,045     69.0         234,058        65.4
Selling, general and administrative
 expenses                               34,171      20.6      22,533     17.4       85,305     18.3          70,541        19.7

Compensation to stockholders                 -         -         191      0.1            -        -             573         0.2
Acquisition and related costs           14,432       8.7          96      0.1       15,814      3.4          22,693         6.3
                                      --------     -----    --------    -----     --------    -----        --------       -----
Income (loss) from operations           (2,935)     (1.8)     22,200     17.1       43,239      9.3          29,910         8.4
                                      --------     -----    --------    -----     --------    -----        --------       -----
Interest expense                        (1,534)     (0.9)       (792)    (0.6)      (2,230)    (0.5)         (1,937)       (0.5)
Investment income                          772       0.5       1,189      0.9        2,009      0.4           2,934         0.8
Income tax provision                     4,935       3.0       8,162      6.3       24,123      5.2           9,924         2.8
                                      --------     -----    --------    -----     --------    -----        --------       -----
Income (loss) from continuing           (8,632)     (5.2)     14,435     11.1       18,895      4.0          20,983         5.9
 operations
Loss from discontinued operations
     (net of income taxes)             (24,201)    (14.6)     (3,771)    (2.9)     (11,562)    (2.5)         (1,153)       (0.3)
                                      --------     -----    --------    -----     --------    -----        --------       -----
Net income (loss)                     $(32,833)    (19.8)%  $ 10,664      8.2%    $  7,333      1.5%       $ 19,830         5.6%
                                      ========     =====    ========    =====     ========    =====        ========       =====
Pro forma net income (loss)           $(31,802)    (19.2)%  $ 10,181      7.9%    $  8,364      1.8%       $ 16,949         4.7%
                                      ========     =====    ========    =====     ========    =====        ========       =====

Three Months Ended September 30, 1999 Compared to Three Months Ended September 30, 1998

     Revenues. Our revenues increased $36.4 million, or 28.1%, to $166.0 million for the third quarter of 1999 from $129.6 million for the same period of 1998. Exclusive of our Direct Services business, a component of Brann Worldwide, and the revenues from MSG, purchased in March of 1999, our revenues increased $23.1 million, or 20.3%, for the third quarter of 1999 from the same period in 1998. Revenues of Brann Worldwide increased $1.6 million, or 2.3%, for the three months ended September 30, 1999 compared with the same period in 1998 due to increased levels of service provided to both new and existing clients in the U.S. and U.K. This increase accounted for 4.4% of the total increase in revenues for the three months ended September 30, 1999. Revenues of Bounty SCA Worldwide increased $22.0 million, or 80.3%, for the three months ended September 30, 1999 compared with the same period in 1998 as a result of increased sampling program activities and the purchase of MSG in March 1999, which accounted for $20.4 million of the increase. Bounty SCA's increase in revenues accounted for 60.4% of the total increase in revenues for the three months ended September 30, 1999.

Revenues of Arnold Communications increased $6.9 million, or 24.2%, in the third quarter ended September 30, 1999 compared with the same period in 1998 due to increase in creative and advertising services provided to existing and new clients. This increase accounted for 18.4% of the total increase in revenues for the three months ended September 30, 1999. Revenues of Circle.com increased $6.1 million, or 148.8%, for the three months ended September 30, 1999 compared with the same period in 1998 as a result of increases in service provided to both new and existing clients and from purchase transactions completed during the fourth quarter of 1998 and the nine months ended September 30, 1999.

     Cost of services.   Our cost of services increased $35.7 million, or 42.2%,
to $120.3 million for the third quarter of 1999 from $84.6 million in the same period of 1998. Cost of services as a percentage of revenues increased to 72.5% for the three months ended September 30, 1999 from 65.3% for the same period in 1998. The dollar fluctuations in cost of services at our various operating units correspond to the revenue changes discussed above. Cost of services within the Brann Worldwide network increased $5.9 million, or 12.2%, for the third quarter of 1999 and accounted for 16.5% of the total increase in cost of services. As a percentage of revenues, Brann Worldwide's cost of services increased to 76.4% for the third quarter of 1999 from 69.7% for the same period of 1998. Cost of services within the Bounty SCA Worldwide network increased $20.1 million, or 157.6%, for the three months ended September 30, 1999 due primarily to the purchase of MSG, which accounted for $16.0 million of the increase. Bounty SCA's increase in cost of services accounted for 56.3% of the total increase in cost of services. As a percentage of revenues, Bounty SCA's cost of services for the three months ended September 30, 1999 increased to 66.3% from 46.5% for the corresponding period in 1998 primarily as a result of the purchase of MSG. MSG has a higher cost of services as a percentage of revenues than Bounty SCA's other businesses. Cost of services within the Arnold Communications network increased $4.1 million, or 19.8%, for the three months ended September 30, 1999 and accounted for 10.9% of the total increase in cost of services. Arnold Communications's cost of services as a percentage of revenues decreased to 70.7% for the third quarter of 1999 from 73.4% for the same period of 1998 due to the ability of existing client support personnel within the network to handle its growth. Cost of services within Circle.com increased for the three months ended September 30, 1999 compared with September 30, 1998 due to increases in service provided to new and existing clients and from purchase transactions completed during the fourth quarter of 1998 and the nine months ended September 30, 1999.

     Selling, General and Administrative Expenses.   Our selling, general and
administrative expenses increased $11.7 million, or 52.0%, to $34.2 million for the third quarter of 1999 from $22.5 million for the same period of 1998. The increase in selling, general and administrative expenses is consistent with our overall growth. Selling, general and administrative expenses as a percentage of revenues increased to 20.6% for the three months ended September 30, 1999 from 17.4% for the same period of 1998, largely as a result of the expansion of Circle.com's infrastructure which accounted for $5.6 million of the increase.

     Compensation to Stockholders.   No compensation to stockholders was
recorded for the three months ended September 30, 1999. Compensation to stockholders was $0.2 million for the three months ended September 30, 1998. Compensation to stockholders reflects compensation paid to certain stockholders of acquired companies prior to their respective mergers with us that is in excess of the compensation provided for in their employment contracts with us. The amount by which the historical compensation paid to these stockholders exceeds the amount provided for in their respective employment contracts with us has been classified as compensation to stockholders. No compensation to stockholders is recorded subsequent to an acquisition by us.

     Acquisition and Related Costs.   We recorded $14.4 million in acquisition
and related costs during the three months ended September 30, 1999. In September 1999, Snyder entered into a separate agreement with the prior owners of MSG whereby Snyder agreed to pay incremental consideration to the prior owners in exchange for the release of any and all claims against Snyder relating to the purchase of MSG by Snyder. The amount of such payment resulted in non-cash expense of approximately $14.3 million, payable in Snyder Communications common stock.

     Interest Expense.   Our interest expense increased $0.7 million, or 87.5%,
to $1.5 million for the three months ended September 30, 1999 from $0.8 million for the same period of 1998. The increase in interest expense is attributable to borrowings from the $195 million unsecured revolving credit facility. On September 30, 1999, there was $145 million in outstanding borrowings at a weighted average interest rate of 6.7%. The borrowings under the credit facility were used to acquire $100.8 million of treasury stock, finance the acquisitions of Circle.com and general corporate purchases. We expect interest expense to increase in future periods to the extent this level of debt remains outstanding.

     Investment Income. We recorded $0.8 million of investment income in the third quarter of 1999 and $1.2 million of investment income in the same period in 1998. Investment income varies based on the amount of cash and equivalents available for investment during the periods.

     Income Tax Provision. We recorded a tax provision of $4.9 million in the three months ended September 30, 1999. Our effective tax rate on our recurring operations is approximately 36.7% for the three months ended September 30, 1999. The actual tax provision recorded differs from the effective rate due to the nondeductibility of certain goodwill amortization and nonrecurring costs recorded during the period.

     Income (Loss) from Continuing Operations.   Our income from continuing
operations decreased $23.0 million to a loss of $8.6 million for the third quarter of 1999 from income of $14.4 million for the same period of 1998 due, in part, to the $14.4 million of nonrecurring acquisition and related costs. In the fourth quarter of 1999, we expect to incur approximately $7.5 million of expenses related to the Recapitalization consisting primarily of financial advisory fees, legal, accounting, SEC registration fees and printing fees. Our intention to focus on internal growth for SNC and Circle.com as the primary means of growth is a shift from our past acquisition growth pattern. To facilitate our growth, we intend to invest in our business in the next 12 to 15 months to promote our brands, further enhance the skills of our employees, further our business development efforts, and to make further investment in technology. We expect that this additional investment to expand our business will cause an increase in our expenses over that period.

     Discontinued Operations.   In June 1999, our board of directors approved
the spin-off of our healthcare services group through a distribution to existing stockholders. The distribution was consummated on September 27, 1999 through a special dividend of one share of common stock of Ventiv for three shares of existing common stock of Snyder. Therefore, the results of operations of Ventiv have been classified as discontinued operations. Ventiv reported a net loss of $10.9 million and $3.8 million for the three months ended September 30, 1999 and 1998, respectively. Net loss from the discontinued healthcare operations increased due to a decrease in revenue, combined with a higher cost of services as a percentage of revenues for the three months ended September 30, 1999 compared with 1998. In addition to the results of Ventiv, $13.3 million of costs, net of taxes, related to the Ventiv spin-off which were incurred by the Company are reflected in the results from discontinued operations for the three months ended September 30, 1999. These expenses consist primarily of financial advisory fees, other professional service fees, and printing fees.

     Net Income (Loss). Our net income decreased $43.5 million to a loss of $32.8 million for the three months ended September 30, 1999 from an income of $10.7 million for the same period of 1998 due primarily to the expenses incurred with regard to the Ventiv spin-off and an increase in nonrecurring acquisition and related costs.

     Pro Forma Net Income (Loss).    Pro forma net income (loss) shows the
effect on net income (loss) assuming all of our operations were taxed as C corporations for the three months ended September 30, 1999 and 1998, respectively. Pro forma net income decreased $42.0 million to a loss of $31.8 million for the third quarter of 1999 from an income of $10.2 million for the same period of 1998. The decrease in pro forma net income is due primarily to the one-time Ventiv spin-off charge and an increase in nonrecurring acquisition and related costs.

Nine Months Ended September 30, 1999 Compared to Nine Months Ended September 30, 1998

     Revenues.   Our revenues increased $107.6 million, or 30.1%, to $465.4 million for the nine months ended September 30, 1999 from $357.8 million for the same period of 1998. Exclusive of our Direct Services business, a component of Brann Worldwide, and the revenues from MSG, purchased in March of 1999, our revenues increased $80.1 million, or 25.1%, for the nine months ended September 30,1999 from the same period in 1998. Revenues of Brann Worldwide increased $31.9 million, or 17.0%, for the nine months ended September 30, 1999 compared with the same period in 1998 due to increased levels of service provided to both new and existing clients in the U.S. and U.K. This increase accounted for 29.6% of the total increase in revenues for the nine months ended September 30, 1999. Revenues of Bounty SCA Worldwide increased $51.1 million, or 69.0%, for the nine months ended September 30, 1999 compared with the same period in 1998 as a result of increased sampling program activities and the purchase of MSG in March 1999, which accounted for $36.0 million of the increase. Bounty SCA's increase in revenues accounted for 47.5% of the total increase in revenues for the nine months ended September 30, 1999. Revenues of Arnold Communications increased $11.5 million, or 13.2%, for the nine months ended September 30, 1999 compared with the same period in 1998 due to increase in creative and advertising services provided to existing and new clients. This increase accounted for 10.2% of the total increase in revenues for the nine months ended September 30, 1999. Revenues of Circle.com increased $13.6 million, or 151.1%, for the nine months ended September 30, 1999 compared with the same period in 1998 as a result of increases in service provided to both new and existing clients and from purchase transactions completed in 1998 and 1999.

     Cost of services.   Our cost of services increased $86.9 million, or 37.1%,
to $321.0 million for the nine months ended September 30, 1999 from $234.1 million in the same period of 1998. Cost of services as a percentage of revenues increased to 69.0% for the nine months ended September 30, 1999 from 65.4% for the same period in 1998. The dollar fluctuation in cost of services at our various operating units corresponds to the revenue changes discussed above. Cost of services within the Brann Worldwide network increased $26.6 million, or 20.0%, for the nine months ended September 30, 1999 and accounted for 30.1% of the total increase in cost of services. As a percentage of revenues, Brann Worldwide's cost of services increased slightly from 71.1% to 72.9% between the nine months ended September 30, 1999 and the same period in 1998. Brann Worldwide's cost of services as a percentage of revenues was favorably impacted in 1999 by a fee of $3.8 million, net of related expenses, that was received for termination of certain services under an existing contract. Cost of services within the Bounty SCA Worldwide network increased $41.5 million, or 123.6%, for the nine months ended September 30, 1999 due, in part, to the purchase of MSG, which accounted for $27.6 million of the increase. Bounty SCA's increase in cost of services accounted for 47.7% of the total increase in cost of services. As a percentage of revenues, Bounty SCA's cost of services for the nine months ended September 30, 1999 increased to 60.1% from 45.4% for the corresponding period in 1998 primarily as a result the purchase of MSG. MSG has a higher cost of services as a percentage of revenues than Bounty SCA's other businesses. Cost of services within the Arnold Communications network increased $7.7 million, or

12.6%, for the nine months ended September 30, 1999 and accounted for 8.9% of the total increase in cost of services. Arnold Communications' cost of services as a percentage of revenues remained relatively constant between the nine months ended September 30, 1999 and the same period in 1998 at 70.1% and 70.5%, respectively. Cost of services within Circle.com increased for the nine months ended September 30, 1999 compared to September 30, 1998 due to increase in service provided to new and existing clients and from purchase transactions completed during 1998.

     Selling, General and Administrative Expenses.   Our selling, general and
administrative expenses increased $14.8 million, or 20.9%, to $85.3 million for the nine months ended September 30, 1999 from $70.5 million in the same period in 1998 as a result of the growth in revenues discussed above. Selling, general and administrative expenses as a percentage of revenues decreased to 18.3% for the nine months ended September 30, 1999 from 19.7% for the same period in 1998 as a result of the close monitoring and containment of these expenses as our revenues have increased.

     Compensation to Stockholders.   No compensation to stockholders was
recorded for the nine months ended September 30, 1999. Compensation to stockholders was $0.6 million for the nine months ended September 30, 1998. Compensation to stockholders reflects compensation paid to certain stockholders of acquired companies prior to their respective mergers with us that is in excess of the compensation provided for in their employment contracts with us. The amount by which the historical compensation paid to these stockholders exceeds the amount provided for in their respective employment contracts with us has been classified as compensation to stockholders. No compensation to stockholders is recorded subsequent to an acquisition by us.

     Acquisition and Related Costs.   We recorded $15.8 million in acquisition
and related costs during the nine months ended September 30, 1999, $14.3 million of which is non-cash expense related to the payment to the prior owners of MSG discussed above. The remaining $1.5 million of expense is related to the consolidation and integration of certain of our acquired operations. We recorded $22.7 million in acquisition and related costs during the nine months ended September 30, 1998, and these costs were related to the consummation of pooling of interests transactions during the nine months ended September 30, 1998. We completed pooling of interests transactions valued at approximately $207.2 million during the nine months ended September 30, 1998.

     Interest Expense.   Our interest expense increased $0.3 million, or 15.8%,
to $2.2 million for the nine months ended September 30, 1999 from $1.9 million in the same period of 1998. If we increase our borrowing levels to acquire companies, repurchase our stock or for other purposes, interest expense will increase in future periods.

     Investment Income.   We recorded $2.0 million of investment income during
the nine months ended September 30, 1999 and $2.9 million of investment income in the same period in 1998. Investment income varies based on the amount of cash and equivalents available for investment during the periods.

     Income Tax Provision.   We recorded a tax provision of $24.1 million during
the nine months ended September 30, 1999. Our effective tax rate on our recurring operations is approximately 39.5% for the nine months ended September 30, 1999. The actual tax provision recorded differs from the effective rate due to the nondeductibility of certain goodwill amortization and nonrecurring costs recorded during the period.

     Income (Loss) from Continuing Operations.   Our income from continuing
operations decreased $2.1 million to $18.9 million for the nine months ended September 30, 1999 from $21.0 million in the same period in 1998 due primarily to a slight decrease in operating margins, offset by a decrease in nonrecurring acquisition and related costs.

     Discontinued Operations. In June 1999, our board of directors approved the spin-off of our healthcare services group through a distribution to existing stockholders. The distribution was consummated on September 27, 1999 through a special dividend of one share of common stock of Ventiv for three shares of existing common stock of Snyder. Therefore, the results of operations of Ventiv have been classified as discontinued operations. Ventiv reported net income of $1.8 million and a net loss of $1.2 million for the nine months ended September 30, 1999 and 1998, respectively. Net loss from the discontinued healthcare operations decreased due to a decrease in acquisition and related costs, a one-time $2.0 million reduction in the estimated amount of employee related social charges to be paid as a result of the integration of Ventiv's French sales force, offset in part, by lower operating margins in 1999. In addition to the results of Ventiv, $13.3 million of costs related to Ventiv spin-off which were incurred by the Company are reflected in the results from discontinued operations for the nine months ended September 30, 1999.

     Net Income (Loss).   Our net income decreased $12.5 million to $7.3 million
for the nine months ended September 30, 1999 from $19.8 million in the same period in 1998 due primarily to the expenses incurred with regard to the Ventiv spin-off and lower operating margins in 1999.

     Pro Forma Net Income (Loss).   Pro forma net income (loss) shows the effect
on net income (loss) assuming all of our operations were taxed as C corporations for the nine months ended September 30, 1999 and 1998, respectively. Pro forma net income decreased $8.5 million to $8.4 million for the nine months ended September 30, 1999 from $16.9 million for the same period of 1998. The decrease in pro forma net income is due primarily to the one-time Ventiv spin-off charge and lower operating margins in 1999.

Liquidity and Capital Resources

     At September 30, 1999, we had $40.7 million in cash and equivalents.
Cash and equivalents decreased $7.3 million during the nine months ended September 30, 1999, due to the $27.5 million provided by operating activities of continuing operations, the $60.8 million provided by financing activities, offset by the $56.8 million used in investing activities for continuing operations, the $38.3 million used by discontinued operations and the $0.5 million effect of changes in the exchange rate. The $60.8 million in cash provided by financing activities consists primarily of additional borrowings for acquisitions and proceeds received from the exercise of stock options. The
$56.8 million in cash used in investing activities consists primarily of cash used for business acquisitions and capital expenditures. Cash and equivalents increased $32.8 million during the nine months ended September 30, 1998, due to the $10.7 million provided by operating activities of continuing operations, the $56.6 million provided by financing activities, the $1.1 million effect of changes in the exchange rate, offset by the $31.6 million used in investing activities and the $4.0 million used by discontinued operations.

     We believe that our cash and equivalents, as well as the cash provided by operations, and available financing will be sufficient to fund our current operations, planned capital expenditures and anticipated growth of our existing business over the next 12 months and beyond.

     If we acquire additional businesses in transactions that include cash payments as part of the purchase price, both in the short-term and the long-term, we will first use excess cash available from operations and then pursue additional debt or equity financing as sources of cash necessary to complete the acquisitions. In August 1999, we entered into a $195 million unsecured revolving credit facility with a term of four years for acquisitions and general corporate purposes, as well as the repurchase of up to $250 million of Snyder Communications common stock that the Board of Directors has previously approved. Interest on amounts borrowed under the credit facility is based on the London Interbank Offered Rate, the lending bank's base rate of interest or the federal funds rate. Availability under this credit facility is subject to our compliance with various financial ratios, operating covenants and other customary conditions.

     On September 30, 1999, there was $145 million in outstanding borrowings under the credit facility at a weighted average interest rate of 6.7%.

     Of the $250 million approved stock buyback, $100 million is authorized only for the repurchase of shares to be reissued in specifically identified purchase business combinations. In the third quarter of 1999, we repurchased 5.4 million shares of our existing common stock for a total of $100.8 million and returned those shares to our corporate portfolio. In addition to borrowing under the line of credit, we could pursue other debt or equity transactions to finance our acquisitions, depending on market conditions. However, there can be no assurance that we will be successful in raising the cash required to complete all acquisition opportunities which we may seek in the future.

     We have completed an assessment of our current systems and equipment and are in the process of finalizing modifications necessary to address the issues presented by the year 2000. Remediation and testing are complete at Circle.com and at all but one of SNC's operating subsidiaries. This subsidiary accounted for approximately 7.2% of SNC's revenue in 1998. We expect to complete the remaining year 2000 compliance work in November 1999. We believe that we are year 2000 compliant with respect to all operations other than this SNC subsidiary, which we believe will be year 2000 compliant by year end. We expect to incur no more than $3.0 million in capital expenditures on system upgrades which are designed in part to address specific year 2000 requirements. Approximately $2.8 million was incurred through September 30, 1999. Although we believe that we will achieve year 2000 compliance for our systems prior to January 1, 2000 without incurring significant additional costs, there can be no assurance that such compliance will be achieved or that it will be achieved without additional significant costs. If year 2000 compliance cannot be achieved at the remaining subsidiary by January 1, 2000, we will implement our contingency plan which has already been tested at the subsidiary.

     We are subject to the impact of foreign currency fluctuations, specifically that of the British pound. To date, changes in the British pound exchange rate have not had a material impact on our liquidity or results of operations. We continually evaluate our exposure to exchange rate risk but do not currently hedge such risk.

     Given the extent of our services currently provided in continental Europe and the nature of those services, we do not expect the introduction of the Euro to have a material impact on our operations or cash flows. We will continue to evaluate the impact of the introduction of the Euro as we continue to expand the services offered and the European locations in which we operate.

Private Securities Litigation Reform Act of 1995 -- A Caution Concerning Forward-Looking Statements

     Any statement made in this Form 10-Q that deals with information that is not historical, such as statements concerning our anticipated financial results, are forward-looking statements. We wish to caution readers not to place undo reliance on any of these forward-looking statements, which speak only as of the date made. Forward-looking statements are subject to the occurrence of many events outside our control and to various risk factors that could cause results to differ materially from those expressed in our periodic reports and registration statements filed with the Securities and Exchange Commission, including our Registration Statement on Form S-4 (No. 333-81749), as amended, and our press releases or other public communications.

             SNC--MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                      CONDITION AND RESULTS OF OPERATIONS

   The following discussion of the SNC's results of operations and of its liquidity and capital resources is based upon SNC's consolidated financial statements. The entities with which SNC has entered into mergers accounted for as pooling of interests for financial reporting purposes will be collectively referred to as the "Pooled Entities" and their mergers will be referred to herein as the "Acquisitions". The consolidated financial statements have been retroactively restated to reflect the combined financial position and the combined results of operations and cash flows of the Pooled Entities for all periods presented, giving effect to the Acquisitions as if they had occurred at the beginning of the earliest period presented. The following discussion should be read in conjunction with the consolidated financial statements of SNC and the related notes thereto included elsewhere in this Quarterly Report on Form 10-Q.

Overview

     SNC provides direct marketing and advertising services throughout the United States, the United Kingdom and continental Europe. SNC consists of the Brann Worldwide, Bounty SCA Worldwide and Arnold Communications networks. Brann Worldwide provides direct marketing and sales services for its clients, such as direct mail advertising. Bounty SCA distributes product samples and other advertising materials for its clients. Arnold Communications operates SNC's advertising and public relations operations. Throughout 1999, 1998 and 1997, SNC completed acquisitions accounted for as both pooling of interests and as purchases. SNC believes the complementary services it is able to offer to its customers as a result of its acquisitions have increased its opportunities and strengthened its client relationships. We plan to focus on internal growth for the foreseeable future as the primary means of expanding SNC, although we will consider attractive acquisition opportunities as they arise.

   The Management's Discussion and Analysis of Financial Condition and Results of Operations of SNC should be read in conjunction with the Management's Discussion and Analysis of Financial Condition and Results of Operations of Snyder Communications and Circle.com.

Results of Operations

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

     Selling, general and administrative expenses consist primarily of costs associated with administrative functions, such as finance, accounting, human resources, and information technology, as well as personnel costs of senior management not specifically associated with client services. A portion of Snyder Communications' overhead and administrative shared services are allocated to SNC based upon estimated usage.

     Compensation to stockholders consists of excess compensation paid to certain stockholders of acquired companies prior to their respective mergers with SNC. The amount by which the historical compensation of these stockholders exceeds that provided in their employment contracts with SNC has been classified as compensation to stockholders.

     Acquisition and related costs consist primarily of investment banking fees, other professional service fees, certain tax payments and other contractual payments resulting from the consummation of SNC's poolings of interests transactions, as well as the costs of consolidating certain of SNC's acquired operations.

     The following sets forth, for the periods indicated, certain components of SNC's income statement data, including such data as the percentage of revenues. Pro forma net income includes a provision for income taxes as if all operations of SNC had been taxed as a C corporation for all periods presented. SNC considers compensation to stockholders and acquisition costs to be nonrecurring, because SNC's current operations will not result in any compensation to stockholders, or acquisition costs in future periods.

                                           For the Three Months                            For the Nine Months
                                            Ended September 30,                            Ended September 30,
                                     -----------------------------------------------------------------------------------
                                        1999                   1998                 1999                 1998
                                     ----------             ----------           ----------           ----------
Net revenues                          $156,001       100%    $125,444     100%    $443,389     100%    $348,803     100%
Operating expenses:
   Cost of  services                   112,216      71.9       82,112    65.5      304,399    68.7      228,528    65.5
   Selling, general and
    administrative expenses             27,482      17.6       21,401    17.1       73,333    16.5       67,774    19.4

   Compensation to stockholders              -         -          191     0.2            -       -          573     0.2
   Acquisition and related costs        14,432       9.3           96     0.1       15,814     3.6       22,693     6.5
                                     -----------------------------------------------------------------------------------
Income from operations                   1,871       1.2       21,644    17.3       49,843    11.2       29,235     8.4
Interest expense                        (1,300)     (0.8)        (788)   (0.6)      (1,996)   (0.5)      (1,926)   (0.6)
Investment income                          767       0.4        1,185     0.9        2,004     0.5        2,923     0.8
Income tax provision                     7,236       4.6        7,907     6.3       25,833     5.8        9,457     2.7
                                     -----------------------------------------------------------------------------------
Income (loss) from continuing
    operations                          (5,898)     (3.8)      14,134    11.3       24,018     5.4       20,775     6.0
Loss from discontinued operations      (24,201)    (15.5)      (3,771)   (3.0)     (11,562)   (2.6)      (1,153)   (0.3)
                                     -----------------------------------------------------------------------------------
Net income (loss)                     $(30,099)   (19.3)%    $ 10,363     8.3%    $ 12,456     2.8%    $ 19,622     5.6%
                                     -----------------------------------------------------------------------------------
Pro Forma net income (loss)           $(29,066)   (18.3)%    $  9,880     7.9%    $ 13,489     3.0%    $ 16,619     4.8%
                                     ===================================================================================

Three Months Ended September 30, 1999 Compared to Three Months Ended September 30, 1998

     Revenues.   SNC's revenues increased $30.6 million, or 24.4%, to $156.0 million for the three months ended September 30, 1999 from $125.4 million for the same period of 1998. Exclusive of our Direct Services business, a component of Brann Worldwide, and the revenues from MSG, purchased in March of 1999, our revenues increased $17.3 million or 15.8%, for the third quarter of 1999 from the same period in 1998. The increase in revenues was due primarily to increased services to customers within the Bounty SCA Worldwide network and to a lesser extent, increased sales volumes within the Arnold Communications network. Revenues of Brann Worldwide increased $1.6 million, or 2.3%, for the three months ended September 30, 1999 compared with the same period in 1998 due to increased levels of service provided to both new and existing clients in the U.S. and U.K. This increase accounted for 5.2% of the total increase in revenues for the three months ended September 30, 1999. Revenues of Bounty SCA Worldwide increased $22.0 million, or 80.3%, for the three months ended September 30, 1999 compared with the same period in 1998 as a result of increased sampling program activities and the purchase of MSG in March 1999, which accounted for $20.4 million of the increase. Bounty SCA's increase in revenues accounted for 71.9% of the total increase in revenues for the three months ended September 30, 1999. Revenues of Arnold Communications increased $6.9 million, or 24.2%, for the three months ended September 30, 1999 compared with the same period in 1998 due to an increase in creative and advertising services provided to existing and new clients. This increase accounted for 22.5% of the total increase in revenues for the three months ended September 30, 1999.

     Cost of services.   SNC's cost of services increased $30.1 million, or
36.7%, to $112.2 million in the third quarter of 1999 from $82.1 million for the same period of 1998. Cost of services as a percentage of revenues increased to 71.9% for the three months ended September 30, 1999 from 65.5% for the same period in 1998. The dollar fluctuations in cost of services at our various operating units correspond to the revenue changes discussed above. Cost of services within the Brann Worldwide network increased $5.9 million, or 12.2%, for the third quarter of 1999 and accounted for 19.6% of the total increase in cost of services. As a percentage of revenues, Brann Worldwide's cost of services increased to 76.4% for the third quarter of 1999 from 69.7% for the same period of 1998. Cost of services within the Bounty SCA Worldwide network increased $20.1 million, or 157.6%, for the three months ended September 30, 1999 due primarily to the purchase of MSG, which accounted for $16.0 million of the increase. Bounty SCA's increase in cost of services accounted for 66.8% of the total increase in cost of services. As a percentage of revenues, Bounty SCA's cost of services for the three months ended September 30, 1999 increased to 66.3% from 46.5% for the corresponding period in 1998 primarily as a result of the purchase of MSG. MSG has a higher cost of services as a percentage of revenues than Bounty SCA's other businesses. Cost of services within the Arnold Communications network increased $4.1 million, or 19.8%, for the three months ended September 30, 1999 and accounted for 13.6% of the total increase in cost of services. Arnold Communications's cost of services as a percentage of revenues decreased to 70.7% for the third quarter of 1999 from 73.4% for the same period of 1998 due to the ability of existing client support personnel within the network to handle its growth.

     Selling, General and Administrative Expenses. SNC's selling, general and administrative expenses increased $6.1 million, or 28.5%, to $27.5 million for the three months ended September 30, 1999 from $21.4 million for the same period of 1998. The increase in selling general and administrative expenses is consistent with our overall growth. Selling, general and administrative expenses as a percentage of revenues remained relatively constant for the three months ended September 30, 1999 and the same period of 1998 at 17.6% and 17.1%, respectively.

     Compensation to Stockholders. No compensation to stockholders was recorded in the three months ended September 30, 1999 compared with $0.2 million in the same period in 1998. Compensation to stockholders reflects compensation paid to certain stockholders of acquired companies prior to their respective mergers with SNC that is in excess of the compensation provided for in their employment contracts with SNC. The amount by which the historical compensation paid to these stockholders exceeds the amount provided for in their respective employment contracts with SNC has been classified as compensation to stockholders. No compensation to stockholders is recorded subsequent to an acquisition by SNC.

     Acquisition and Related Costs. SNC recorded $14.4 million in acquisition and related costs during the three months ended September 30, 1999. In September 1999, Snyder Communications entered into a separate agreement with the prior owners of MSG whereby Snyder Communications agreed to pay incremental consideration to the prior owners in exchange for the release of any and all claims against Snyder Communications relating to the purchase of MSG by Snyder Communications. The amount of such payment resulted in non-cash expense of approximately $14.3 million, payable in Snyder Communications common stock.

     Interest Expense.   SNC's interest expense increased $0.5 million, or
62.5%, to $1.3 million for the third quarter of 1999 from $0.8 million for the same period of 1998. The increase in interest expense is attributable to borrowings from the $195 million unsecured revolving credit facility. On September 30, 1999, there was $132.7 million in outstanding borrowings attributed to SNC at a weighted average interest rate of 6.7%. SNC expects interest expense to increase in future periods to the extent this level of debt remains outstanding.

     Investment Income. SNC recorded $0.8 million of investment income for the third quarter of 1999 and $1.2 million of investment income for the same period of 1998. Investment income varies based on the amount of cash and equivalents available for investment during the periods.

     Income Tax Provision. SNC recorded a tax provision of $7.2 million in the three months ended September 30, 1999. SNC's effective tax rate on its recurring operations is approximately 39.6% for the three months ended September 30, 1999. The actual tax provision recorded differs from the effective rate due to the nondeductibility of certain goodwill amortization and nonrecurring costs recorded during the period.

     Income (Loss) from Continuing Operations. SNC's income from continuing operations decreased $20.0 million to a loss of $5.9 million for the three months ended September 30, 1999 from an income of $14.1 million for the same period of 1998 due, in part, to the $14.4 million of nonrecurring acquisition and related costs. In the fourth quarter of 1999, Snyder Communications expects to incur approximately $7.5 million of expenses related to the Recapitalization. These costs which will be reflected as expense equally on SNC's and Circle.com's income statements will consist primarily of financial advisory fees, legal, accounting, SEC registration fees and printing fees. Our intention to focus on internal growth for SNC and Circle.com as the primary means of growth is a shift from our past acquisition growth pattern. To facilitate our growth, we intend to invest in our business in the next 12 to 15 months to promote our brands, further enhance the skills of our employees, further our business development efforts, and to make further investment in technology. We expect that this additional investment to expand our business will cause an increase in SNC's expenses over that period.

     Discontinued Operations.   In June 1999, Snyder Communications' Board of
Directors approved the spin-off of Snyder Communications' healthcare services group through a distribution to existing Snyder Communications stockholders.
The distribution was consummated on September 27, 1999 through a special dividend of one share of common stock of Ventiv for three shares of existing common stock of Snyder. Therefore, the results of operations of Ventiv have been classified as discontinued operations. Ventiv reported a net loss of $10.9 million and $3.8 million for the three months ended September 30, 1999 and 1998, respectively. Net loss from the discontinued healthcare operations increased due to a decrease in revenue, combined with a higher cost of services as a percentage of revenues for the three months ended September 30, 1999 compared with 1998. In addition to the results of Ventiv, $13.3 million of costs, net of taxes, related to Ventiv spin-off are reflected in the results from discontinued operations for the three months ended September 30, 1999. These expenses consist primarily of financial advisory fees, other professional service fees and printing fees.

     Net Income (Loss). SNC's net income decreased $40.5 million to a loss of $30.1 million for the three months ended September 30, 1999 from income of $10.4 million for the same period of 1998 due primarily to the expenses incurred with regard to the Ventiv spin-off and an increase in nonrecurring acquisition and related costs.

     Pro Forma Net Income (Loss). Pro forma net income (loss) shows the effect on net income (loss) assuming all of our operations were taxed as C corporations for the three months ended September 30, 1999 and 1998, respectively. Pro forma net income decreased $39.0 million to a loss of $29.1 million for the three months ended September 30, 1999 from income of $9.9 million for the same period of 1998. The decrease in pro forma net income is due primarily to the one-time Ventiv spin-off charge and an increase in nonrecurring acquisition and related costs.

Nine months Ended September 30, 1999 Compared to Nine months Ended September 30, 1998

     Revenues.   SNC's revenues increased $94.6 million, or 27.1%, to $443.4 million for the nine months ended September 30, 1999 from $348.8 million for the same period of 1998. Exclusive of our Direct Services business, a component of Brann Worldwide, and the revenues from MSG, purchased in March of 1999, our revenues increased $67.0 million, or 21.6%, for the third quarter of 1999 from the same period in 1998. Revenues of Brann Worldwide increased $31.9 million, or 17.0%, for the nine months ended September 30, 1999 compared with the same period of 1998 due to increased levels of service provided to both new and existing clients in the U.S. and U.K. This increase accounted for 33.8% of the total increase in revenues for the nine months ended September 30, 1999. Revenues of Bounty SCA Worldwide increased $51.1 million, or 69.0%, for the nine months ended September 30, 1999 compared with the same period in 1998 as a result of increased sampling program activities and the purchase of MSG in March 1999, which accounted for $36.0 million of the increase. Bounty SCA's increase in revenues accounted for 54.0% of the total increase in revenues for the nine months ended September 30, 1999. Revenues of Arnold Communications increased $11.5 million, or 13.2%, for the nine months ended September 30, 1999 compared with the same period of 1998 due to increase in creative and advertising services provided to existing and new clients. This increase accounted for 12.2% of the total increase in revenues for the nine months ended September 30, 1999.

     Cost of services.   SNC's cost of services increased $75.9 million, or
33.2%, to $304.4 million for the nine months ended September 30, 1999 from $228.5 million for the same period of 1998. Cost of services as a percentage of revenues increased to 68.7% for the nine months ended September 30, 1999 from 65.5% for the same period of 1998. The dollar fluctuations in cost of services at our various operating units correspond to the revenue changes discussed above. Cost of services within the Brann Worldwide network increased $26.6 million, or 20.0%, for the nine months ended September 30, 1999 and accounted for 35.1% of the total increase in cost of services. As a percentage of revenues, Brann Worldwide's cost of services increased slightly from 71.1% to 72.9% for the nine months ended September 30, 1999 and 1998, respectively.
Brann Worldwide's cost of services as a percentage of revenues was favorably impacted in 1999 by a fee of $3.8 million, net of related expenses, that was received for termination of certain services under an existing contract. Cost of services within the Bounty SCA Worldwide network increased $41.5 million, or 123.6%, for the nine months ended September 30, 1999 due, in part, to the purchase of MSG, which accounted for $27.6 million of the increase. Bounty SCA's increase in cost of services accounted for 54.7% of the total increase in cost of services. As a percentage of revenues, Bounty SCA's cost of services for the nine months ended September 30, 1999 increased to 60.1% from 45.4% for the corresponding period in 1998 primarily as a result of the purchase of MSG. MSG has a higher cost of services as a percentage of revenues than Bounty SCA's other businesses. Cost of services within the Arnold Communications network increased $7.7 million, or 12.6%, for the nine months ended September 30, 1999 and accounted for 10.2% of the total increase in cost of services. Arnold Communications' cost of services as a percentage of revenues remained relatively constant at 70.1% and 70.5%, for the nine months ended September 30, 1999 and the same period in 1998.

     Selling, General and Administrative Expenses. SNC's selling, general and administrative expenses increased $5.5 million, or 8.1%, to $73.3 million for the nine months ended September 30, 1999 from $67.8 million for the same period of 1998 as a result of the growth in revenues discussed above. Selling, general and administrative expenses as a percentage of revenues decreased to 16.5% the nine months ended September 30, 1999 from 19.4% in the same period in 1998 as a result of the close monitoring and containment of these expenses as our revenues have increased.

     Compensation to Stockholders.   No compensation to stockholders was
recorded in the nine months ended September 30, 1999 compared with $0.6 million in the same period in 1998. Compensation to stockholders reflects compensation paid to certain stockholders of acquired companies prior to their respective mergers with SNC that is in excess of the compensation provided for in their employment contracts with SNC. The amount by which the historical compensation paid to these stockholders exceeds the amount provided for in their respective employment contracts with SNC has been classified as compensation to stockholders. No compensation to stockholders is recorded subsequent to an acquisition by SNC.

     Acquisition and Related Costs. SNC recorded $15.8 million in acquisition and related costs during the nine months ended September 30, 1999, $14.3 million of which is noncash expense related to the payment to the prior owners of MSG as discussed above. The remaining $1.5 million of expense is related to the consolidation and integration of certain of our acquired operations. SNC recorded $22.7 million in acquisition and related costs during the nine months ended September 30, 1998, and these costs were related to the consummation of pooling of interests transactions during the nine months ended September 30, 1998.

     Interest Expense. SNC's interest expense increased $0.1 million, or 5.3%, to $2.0 million for the nine months ended September 30, 1999 from $1.9 million for the same period of 1998. The increase in interest expense is attributable to borrowings from the $195 million unsecured revolving credit facility. We expect interest expense to increase in future periods to the extent this level of debt remains outstanding.

     Investment Income.   We recorded $2.0 million of investment income during
the nine months ended September 30, 1999 and $2.9 million of investment income for the same period of 1998. Investment income varies based on the amount of cash and equivalents available for investment during the periods.

     Income Tax Provision. SNC recorded a tax provision of $25.8 million in the nine months ended September 30, 1999. SNC's effective tax rate on its recurring operations is approximately 38.0% for the nine months ended September 30, 1999. The actual tax provision recorded differs from the effective rate partly due to the nondeductibility of certain goodwill amortization and nonrecurring costs recorded during the period.

     Income (Loss) from Continuing Operations.   SNC's income from continuing
operations increased $3.2 million to $24.0 million for the nine months ended September 30, 1999 from $20.8 million for the same period of 1998 due primarily to a slight decrease in operating margins, offset by a decrease in nonrecurring acquisition and related costs.

     Discontinued Operations. In June 1999, Snyder Communications' Board of Directors approved the spin-off of our healthcare services group through a distribution to existing stockholders. The distribution was consummated on September 27, 1999 through a special dividend of one share of common stock of Ventiv for three shares of existing common stock of Snyder. Therefore, the results of operations of Ventiv have been classified as discontinued operations. Ventiv reported net income of $1.8 million and net loss of $1.2 million for the nine months ended September 30, 1999 and 1998, respectively. Net loss from the discontinued healthcare operations decreased due to a decrease in acquisition and related costs, a one-time $2.0 million reduction in the estimated amount of employee related social charges to be paid as a result of the integration of Ventiv's French sales force, offset, in part, by lower operating margins in 1999. In addition to the results of Ventiv, $13.3 million of costs, net of taxes, related to Ventiv spin-off are reflected in the results from discontinued operations for the nine months ended September 30, 1999.

     Net Income (Loss).   SNC net income decreased $7.1 million to $12.5 million
for the nine months ended September 30, 1999 from $19.6 million for the same period of 1998 due primarily to the expenses incurred with regard to the Ventiv spin-off and lower operating margins in 1999.

     Pro Forma Net Income (Loss). Pro forma net income (loss) shows the effect on net income (loss) assuming all of our operations were taxed as C corporations for the nine months ended September 30, 1999 and 1998, respectively. Pro forma net income decreased $ 3.1 million to $ 13.5 million for the nine months ended September 30, 1999 from $ 16.6 million for the same period of 1998. The decrease in pro forma net income is due primarily to the one-time Ventiv spin-off charge and lower operating margins in 1999.

Liquidity and Capital Resources

     At September 30, 1999, SNC had $ 39.0 million in cash and equivalents.
Cash and equivalents decreased $ 8.9 million during the nine months ended September 30, 1999, due to the $ 36.5 million provided by operating activities from continuing operations, the $33.3 million provided by financing activities, offset by the $39.9 million used in investing activities for continuing operations, the $38.3 million used by discontinued operations, and the $0.5 million effect of changes in the exchange rate. The cash provided by financing activities consists primarily of additional borrowings for acquisitions. The $39.9 million in cash used in investing activities consists primarily of cash used for business acquisitions and capital expenditures. Other than the $12.3 million of debt attributed to Circle.com at September 30, 1999, all cash advances and businesses attributed to Circle.com have been considered a capital contribution to Circle.com. After the recapitalization, Snyder Communications will attribute each future incurrence or issuance of external debt and the proceeds of that incurrence or issuance to SNC, to the extent the proceeds are used for the benefit of SNC, and to Circle.com, to the extent the proceeds are used for the benefit of Circle.com by SNC. As a result, with respect to the allocation of interest and debt, the historical financial statements will not be comparable to future periods. Cash and equivalents increased $6.1 million for the nine months ended September 30, 1998, due to $11.5 million provided by operating activities from continuing operations, the $54.8 million provided by financing activities, the $1.1 million effect of changes in the exchange rates, offset by the $30.5 million used in investing activities for continuing operations and the $30.8 million used by discontinued operations.

     SNC believes that its cash and equivalents, as well as the cash provided by operations and available financing, will be sufficient to fund its current operations, planned capital expenditures and anticipated growth of its existing business over the next 12 months and beyond. If SNC acquires additional businesses in transactions that include cash payments as part of the purchase price, both in the short-term and the long-term, we will first use excess cash available from operations and then pursue additional debt or equity financing as sources of cash necessary to complete the acquisitions. In August 1999, Snyder Communications entered into a $195 million unsecured revolving credit facility with a term of four years, which we will use for acquisitions and general corporate purposes, as well as the repurchase of up to $250 million of Snyder Communications' common stock that the Board of Directors has previously approved. Interest on amounts borrowed under the credit facility is based on the London Interbank Offered Rate, the lending bank's base rate of interest or the federal funds rate. Availability under the credit facility is subject to our compliance with various financial ratios, operating covenants and other customary conditions.

     On September 30, 1999, there was $145 million in outstanding borrowings under the credit facility at a weighted average interest rate of 6.7% and $132.7 million of that debt was attributed to SNC.

     Of the $250 million approved stock buy-back, $100 million is authorized only for the repurchase of shares to be reissued in specifically identified purchase business combinations. In the third quarter of 1999, Snyder Communications repurchased 5.4 million shares of its existing common stock for a total of $100.8 million and returned those shares to its corporate portfolio. In addition to borrowing under the line of credit, Snyder Communications could pursue other debt or equity transactions to finance our acquisitions, depending on market conditions. We cannot assure you that we will be successful in raising the cash required to complete all acquisition opportunities which SNC may seek in the future.

     SNC has undergone an assessment of its current systems and equipment and is in the process of finalizing modifications necessary to address the issues presented by the year 2000. We expect that our systems will be year 2000 compliant and that additional expenses related to the modifications will not be material. However, we cannot assure you that this will be the case until these systems are operational in the year 2000.

     SNC is subject to the impact of foreign currency fluctuations, specifically that of the British pound. To date, changes in the British pound exchange rate have not had a material impact on SNC's liquidity or results of operation. SNC continually evaluates its exposure to exchange rate risk but does not currently hedge such risk.

     Given the extent of its services currently provided in continental Europe and the nature of those services, we do not expect the introduction of the Euro to have a material impact on SNC's operations or cash flows. SNC will continue to evaluate the impact of the introduction of the Euro as it continues to expand the services offered and the European locations in which it operates.

Private Securities Litigation Reform Act of 1995 -- A Caution Concerning Forward-Looking Statements

     Any statement made in this Form 10-Q that deals with information that is not historical, such as statements concerning our anticipated financial results, are forward-looking statements. We wish to caution readers not to place undo reliance on any of these forward-looking statements, which speak only as of the date made. Forward-looking statements are subject to the occurrence of many events outside our control and to various risk factors that could cause results to differ materially from those expressed in Snyder Communications' periodic reports and registration statements filed with the Securities and Exchange Commission, including Snyder Communications' Registration Statement on Form S-4 (No. 333-81749), as amended, and press releases or other public communications of Snyder Communications or SNC.

              CIRCLE.COM--MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                 FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Overview

     Circle.com is engaged in the Internet professional services business. Circle.com's services include consulting regarding its clients' e-commerce strategies and related business process, consumer research, online media planning and creative design, which it refers to as "front-end services," as well as architecture design, systems integration, implementation and ongoing performance analysis, which it refers to as "back-end services." Until May 1999, the operations of Circle.com were contained within the Brann Worldwide and Arnold Communications networks of Snyder Communications. In May 1999, these operations were coordinated under the name Circle.com and placed under the responsibility of a single management team.

     The Management's Discussion and Analysis of Financial Condition and Results of Operations of Circle.com should be read in conjunction with the Management's Discussion and Analysis of Financial Condition and Results of Operations of Snyder Communications and SNC.

Results of Operations

     Net revenues from Internet professional services are generally based on either a fixed project amount or the time and materials utilized.

     Professional services expenses consist primarily of compensation and benefits of our employees engaged in the delivery of professional services.

     Office and general expenses include costs associated with administrative functions, such as finance, human resources and information technology, as well as amortization of intangibles and office facilities costs. A portion of Snyder Communications' overhead and administrative shared services have been allocated to Circle.com based upon estimated usage.

     The following sets forth, for the periods indicated, certain components of Circle.com's income statement data, including such data as the percentage of revenues. Pro forma net income includes a provision for income taxes as if all operations of Circle.com had been taxed as a C corporation for all periods presented.

                                           For the Three Months                          For the Nine Months
                                            Ended September 30,                          Ended September 30,
                               -----------------------  -------------------  ----------------------  -----------------
                                         1999                  1998                   1999                  1998
                               -----------------------  -------------------  ----------------------  -----------------
                                                           (unaudited, dollars in thousands)
Net revenues                      $10,208      100.0%     $4,142    100.0%     $22,555      100.0%     $8,972    100.0%

Operating expenses:
    Professional services           6,256       61.3       2,031     49.0       13,384       59.3       4,451     49.6
    Office and general              8,758       85.8       1,555     37.6       15,775       70.0       3,846     42.9
                               ------------  ---------   --------  ---------  -----------  ---------  ---------  ---------
Income (loss) from operations      (4,806)     (47.1)        556     13.4       (6,604)     (29.3)        675      7.5
Interest expense, net                (229)      (2.2)         --       --         (229)      (1.0)         --       --
                               ------------  ---------  ---------  ---------  -----------  ---------  ---------  ---------
Income (loss) before income        (5,035)     (49.3)        556     13.4       (6,833)     (30.3)        675      7.5
 taxes
Income tax (benefit) provision     (2,300)     (22.5)        255      6.1       (1,708)      (7.6)        467      5.2
                               ------------  ---------  ---------  ---------  -----------  ---------  ---------  ---------
Net income (loss)                 $(2,735)    (26.8)%     $  301      7.3%     $(5,125)    (22.7)%     $  208      2.3%
                               ============  =========  =========  =========  ===========  =========  =========  =========
Pro Forma net income (loss)       $(2,735)    (26.8)%     $  301      7.3%     $(5,125)    (22.7)%     $  330      3.7%
                               ============  =========  =========  =========  ===========  =========  =========  =========

                                       57

Three Months Ended September 30, 1999 Compared to Three Months Ended September 30, 1998

     Net Revenues.   Circle.com's net revenues increased $6.1 million, or
149.0%, to $10.2 million in the third quarter of 1999 from $4.1 million in the same period in 1998. This includes approximately $3.3 million of revenue growth from purchase transactions completed during 1998 and the first nine months of 1999. Circle.com has accelerated its hiring which has caused growth in its client base, size and scope of client engagements and headcount in both the U.S. and the U.K. from the third quarter of 1998 to the same period in 1999, as more companies recognize that the Internet is an increasingly important marketing tool and an effective way to reach customers.

     Professional Service Expenses.   Circle.com's professional service expenses
increased $4.3 million, or 215.0%, to $6.3 million in the third quarter of 1999 from $2.0 million in the same period in 1998. Professional service expenses as a percentage of net revenues increased to 61.3% in the three months ended September 30, 1999 from 49.0% in the same period in 1998. The increase in professional service expenses is consistent with the purchase transactions and increase in personnel at Circle.com necessary to support the increased level of business in 1999. We have grown our infrastructure and personnel level at a faster rate than our revenue level has increased in order to accommodate our growth. We believe that our existing infrastructure can absorb additional business without added cost. However, if we continue to pursue an aggressive growth strategy our costs could continue to grow at a faster rate than our revenues as we pursue this strategy.

     Office and General Expenses.   Office and general expenses increased $7.2
million, or 450.0%, to $8.8 million in the third quarter of 1999 from $1.6 million in the same period in 1998. Office and general expenses as a percentage of net revenues increased to 85.8% in the third quarter of 1999 from 37.5% in the same period in 1998. The increase in office and general expenses both as a percentage of revenues and in absolute dollars is directly related to the expansion of our infrastructure to support increased revenue and from $1.2 million of goodwill amortization which results from the purchase transactions which were completed during the fourth quarter of 1998 and the nine months ended September 30, 1999. We believe the expanded infrastructure can absorb additional business without added cost. We expect that office and general expense will increase as a percentage of revenues in the fourth quarter of 1999 due to $500,000 of goodwill amortization from the purchase of Interactive Bureau in October, 1999 and the increased costs of having a publicly traded security. The office and general expenses reported through the nine months ended September 30, 1999 do not include any amounts related to the costs of having publicly traded securities that track Circle.com's performance.

     Interest Expense.   Circle.com recorded $0.2 million of interest expense in
the three months ended September 30, 1999. There was no interest expense recorded in the same period for 1998. Interest expense is related to the debt attributed to Circle.com by Snyder Communications for certain acquisitions. Interest expense is expected to increase in the fourth quarter for debt allocated to Circle.com for the purchase of Interactive Bureau.

     Income Tax Provision (Benefit).   Circle.com recorded a tax benefit of $2.3
million in the three months ended September 30, 1999. The effective rate differs from the statutory rate due primarily to nondeductible differences resulting from goodwill amortization.

     Net Income (Loss). Net income (loss) decreased to a loss of $2.7 million in the third quarter of 1999 from net income of $0.3 million in the same period in 1998 due to the decreased operating margin in 1999 which results from higher levels of personnel necessary to accommodate growth of the business and due to increased goodwill amortization.

Nine Months Ended September 30, 1999 Compared to Nine Months Ended September 30, 1998

     Net Revenues.   Circle.com's net revenues increased $13.6 million, or 151%, to $22.6 million in the first nine months of 1999 from $9.0 million in the same period of 1998. This includes approximately $5.5 million of revenue growth from purchase transactions completed during 1998 and the first nine months of 1999. Circle.com has accelerated its hiring which has caused growth in its client base, size and scope of client engagements and headcount in both the U.S. and the U.K. from the nine months ended September 30, 1998 to the same period in 1999, as more companies recognize that the Internet is an increasingly important marketing tool and an effective way to reach customers

     Professional Service Expenses.   Circle.com's professional service expenses
increased $8.9 million, or 198%, to $13.4 million in the nine months ended September 30, 1999 from $4.5 million in the same period in 1998. Professional service expenses as a percentage of net revenues increased to 59.3% in the nine months ended September 30, 1999 from 49.6% in the same period in 1998. The increase in professional service expenses is consistent with the purchase transactions and increase in personnel at Circle.com necessary to support the increased level of business in 1999. We have grown our infrastructure and personnel level at a faster rate than our revenue level has increased in order to accommodate our growth. We believe that our existing infrastructure can absorb additional business without added cost. However, if we continue to pursue an aggressive growth strategy our costs could continue to grow at a faster rate than our revenues as we pursue this strategy.

     Office and General Expenses. Office and general expenses increased $12.0 million, or 316%, to $15.8 million in the nine months ended September 30, 1999 from $3.8 million in the same period in 1998. Office and general expenses as a percentage of net revenues increased to 70.0% in the nine months ended September 30, 1999 from 42.9% in the same period in 1998. The increase in office and general expenses both as a percentage of revenues and in absolute dollars is directly related to the expansion of our infrastructure to support increased revenue and from $1.9 million of goodwill amortization which results from the purchase transactions which were completed during the fourth quarter of 1998 and the nine months ended September 30, 1999. We believe the expanded infrastructure can absorb additional business without added cost. We expect that office and general expense will increase as a percentage of revenues in the fourth quarter of 1999 due to $500,000 of goodwill amortization from the purchase of Interactive Bureau in October, 1999 and the increased costs of having a publicly traded security. The office and general expenses reported through the nine months ended September 30, 1999 do not include any amounts related to the costs of having publicly traded securities that track Circle.com's performance.

     Interest Expense.   Circle.com recorded $0.2 million of interest expense
for the nine months ended September 30, 1999. There was no interest expense recorded in the same period for 1998. Interest expense is related to the debt attributed to Circle.com by Snyder Communications for certain acquisitions. Interest expense is expected to increase in the fourth quarter for debt allocated to Circle.com for the purchase of Interactive Bureau.

     Income Tax Provision (Benefit). Circle.com recorded a tax benefit of $1.7 million in the nine months ended September 30, 1999. The effective rate differs from the statutory rate due primarily to nondeductible differences resulting from goodwill amortization.

     Net Income (Loss). Net income (loss) decreased to a loss of $5.1 million in the nine months ended September 30, 1999 from net income of $0.2 million in the same period in 1998 due to the decreased operating margin in 1999 which results from higher levels of personnel necessary to accommodate growth of the business and due to increased goodwill amortization. Pro forma net income (loss) decreased to a $5.1 million loss in the nine months ended September 30, 1999 from $0.3 million income in the same period of 1998. Pro forma net loss includes a benefit for federal and state income taxes as if Circle.com had been a taxable C corporation for all periods presented. To facilitate growth, we intend to make investments in Circle.com over the next 12 to 15 months to promote the business and its name, to further enhance the skills of our employees, to further business development efforts and to make further investment in technology. We expect that this additional investment in Circle.com will cause an increase in our expenses over this period.

     In the fourth quarter of 1999, Snyder Communications expects to incur approximately $7.5 million of costs related to the Recapitalization. These costs, which will be reflected as expense equally on SNC's and Circle.com's income statements, will consist primarily of financial advisory fees, legal, accounting, SEC registration fees and printing fees.

Liquidity and Capital Resources

     Circle.com has incurred cumulative losses of $5.5 million from its inception through September 30, 1999. For the nine months ended September 30, 1999, Circle.com recorded a net loss of $5.1 million. Circle.com has relied on investments from SNC in order to build its business, acquire Internet services companies, and to fund its operating and net losses.

     SNC has invested $49.8 million in Circle.com cumulatively through September 30, 1999, with $40.3 million of that investment having been made during the nine months ended September 30, 1999. Of the $40.3 million investment from SNC received during the nine months ended September 30, 1999, $25.1 million represents Snyder Communications common stock issued for acquisitions contributed to Circle.com, $9.0 million was used in operating activities, $4.3 million was used for the purchase of computers and office equipment, and $1.5 million for additional cost to purchase a subsidiary, offset by $1.2 million of cash acquired from purchase transactions. In addition, Snyder Communications incurred $12.3 million in debt on behalf of Circle.com which was related to the acquisitions of Tsunami and Natural Intelligence. Until May 1999, the operations of Circle.com were contained within the Brann Worldwide and Arnold Communications networks, and the operations which became Circle.com did not have separately identified cash. As of September 30, 1999, Circle.com had $1.7 million of cash.

     We believe that cash on hand as of September 30, 1999 will not be sufficient to fund the operations of Circle.com through the end of 1999. We currently expect that Circle.com will require additional cash to fund its growth and operating losses over the next year and beyond. Accordingly, Circle.com will need to obtain additional funding from SNC, borrow money from a third party, or Snyder Communications may need to issue more shares of Circle.com stock. If Snyder Communications issues additional shares of Circle.com stock in order to fund Circle.com's operating losses, the result could be a dilution of the interests of existing Circle.com stockholders and SNC's retained interest. Circle.com does not have any borrowing arrangement in place with a third party and, therefore, relies on Snyder Communications as its source of cash. Other than the $12.3 million of debt allocated to Circle.com at September 30, 1999, the funding provided to Circle.com by Snyder Communications prior to the issuance of the Circle.com stock is considered an investment in Circle.com by Snyder Communications. Following the issuance of the Circle.com stock, further cash provided to Circle.com by Snyder Communications will be considered an interest-bearing loan from SNC, a capital contribution resulting in an adjustment in SNC's retained interest in Circle.com or an allocation of Snyder Communications' debt and interest expense to Circle.com if Snyder Communications must borrow the cash in order to fund Circle.com. As a result, with respect to interest and debt allocation to Circle.com, the historical financial statements will not be comparable to future periods.

     In August 1999, Snyder Communications closed on a $195 million unsecured revolving credit facility with a term of four years, which will be used for acquisitions and general corporate purposes, as well as the repurchase of up to $250 million of Snyder Communications' common stock that the board of directors has previously approved. Interest on amounts borrowed under the $195 million credit facility is based on the London Interbank Offered Rate, the lending bank's base rate of interest or the federal funds rate. Availability under this credit facility is subject to Snyder Communications' compliance with various financial ratios, operating covenants and other customary conditions.

     On September 30, 1999, there was $145 million in outstanding borrowings under the credit facility at a weighted average interest rate of 6.7% and $12.3 million of that debt was attributed to Circle.com.

     We anticipate that Snyder Communications will be in a position to fund the needs of Circle.com in the future and we will monitor and evaluate market conditions to assess the possibility of other sources of debt or equity financing as the need arises. However, there can be no assurance that Circle.com will be able to obtain third party debt or equity financing, or that Snyder Communications will continue to be in a position to provide additional funding to Circle.com in the longer-term.


     Because Circle.com shares its systems and equipment with SNC, SNC has undergone an assessment of these systems with regards to year 2000 compliance. Circle.com has not undergone a separate assessment. We believe that these systems and equipment are year 2000 compliant and that significant additional costs will not be incurred. However, we cannot assure you that this will be the case until these systems are operational in the year 2000. To the extent that any acquisitions are consummated, Circle.com will need to evaluate how the year 2000 will impact those acquirees.

     Circle.com is subject to the impact of foreign currency fluctuations, specifically that of the British pound. To date, changes in the British pound exchange rates have not had a material impact on Circle.com's liquidity or results of operations. Circle.com continually evaluates its exposure to exchange rate risk but does not currently hedge such risk.

Private Securities Litigation Reform Act of 1995 -- A Caution Concerning Forward-Looking Statements

     Any statement made in this Form 10-Q that deals with information that is not historical, such as statements concerning our anticipated financial results, are forward-looking statements. We wish to caution readers not to place undo reliance on any of these forward-looking statements, which speak only as of the date made. Forward-looking statements are subject to the occurrence of many events outside our control and to various risk factors that could cause results to differ materially from those expressed in Snyder Communications' periodic reports and registration statements filed with the Securities and Exchange Commission, including Snyder Communications' Registration Statement on Form S-4 (No. 333-81749), as amended, and press releases or other public communications of Circle.com or Snyder Communications.

Part II. Other Information

Item 2.  Changes in Securities.

         None

Item 4.  Submission of Matter to a Vote of Security Holders

         Matters as specified in the Company's Proxy Statement dated October 5, 1999, a copy of which has previously been filed with the Securities and Exchange Commission, were considered and approved by the Company's stockholders at the Special Meeting of Stockholders held on October 22, 1999. The results of such matters are as follows:

         Proposal 1: To consider and act upon a proposal to adopt an amended and restated certificate of incorporation under which each outstanding share of our existing common stock will be changed into one share of SNC stock and .25 of a share of Circle.com stock.

                                                                                       Total Votes
                                                    Total Votes FOR                AGAINST or WITHHELD              ABSTENTIONS
                                               -----------------------     ---------------------------------     ------------------
         Adopt an amended and restated
           certificate of incorporation               47,989,533                         51,803                        24,523

         Proposal 2: To consider and act upon a proposal to adopt an amended and restated stock incentive plan to provide for the granting of stock awards and options in SNC stock and Circle.com stock.

                                                                                       Total Votes
                                                    Total Votes FOR                AGAINST or WITHHELD              ABSTENTIONS
                                               -----------------------     ---------------------------------     ------------------
         Adopt an amended and restated
           stock incentive plan                       32,263,457                        15,765,179                     37,223

         Proposal 3: To consider and act upon a proposal to adopt an amended and restated employee stock purchase plan to permit employees to purchase shares of both SNC stock and Circle.com stock at a discount.

                                                                                       Total Votes
                                                    Total Votes FOR                AGAINST or WITHHELD              ABSTENTIONS
                                               -----------------------     ---------------------------------     ------------------
         Adopt an amended and restated
           employee stock purchase plan               47,633,394                         385,345                      47,120

Item 6.  Exhibits and Reports on Form 8-K.

(a)      Exhibits

         4.1 Pursuant to Regulation S-K Item 601 (b) (iii), the Company by this filing agrees, upon request, to furnish to the Securities and Exchange Commission a copy of other instruments defining the rights of the holders of long-term debt of the Company.

         27.1  Financial Data Schedule

(b)      Reports on Form 8-K

         No reports on Form 8-K were filed during the quarter ended September 30, 1999.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                         SNYDER COMMUNICATIONS, INC.
                                                 (Registrant)

Date: November 15, 1999                  By:    /s/  Michele D. Snyder
                                                ----------------------
                                                Michele D. Snyder
                                                Vice Chairman, President and
                                                Chief Operating Officer
                                                (Duly Authorized Officer)

Date: November 15, 1999                  By:    /s/  A. Clayton Perfall
                                                -----------------------
                                                A. Clayton Perfall
                                                Chief Financial Officer
                                                (Principal Financial Officer)