Form 10-K
period 1999-12-31
SNYDER COMMUNICATIONS INC
filed 2000-03-30
CIK 1017906

================================================================================

                       SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549

                                   FORM 10-K


[x] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 (Fee Required) For the fiscal year ended December 31, 1999

                                      Or

[_] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 (No Fee Required) For the transition period from ___________ to ___________

                       Commission file number:  1-12145


                          SNYDER COMMUNICATIONS, INC.
            (Exact Name of Registrant as Specified in its Charter)

          Delaware                                      52-1983617
(State or Other Jurisdiction of                       (I.R.S. Employer
Incorporation or Organization)                       Identification No.)

                             Two Democracy Center
                             6903 Rockledge Drive
                           Bethesda, Maryland 20817
                                (301) 468-1010

(Address, Including Zip Code, and Telephone Number, Including Area Code, of
                   Registrant's Principal Executive Offices)


          Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class                    Name of Each Exchange on Which Registered
--------------------------------------------------------------------------------
SNC common stock, par value $.001 per share        New York Stock Exchange
Circle.com common stock, par value $.001 per       Nasdaq National Market System
share


Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [x] No [_]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statement incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K [_].



================================================================================
The aggregate market value of the voting stock of the registrant held by non-affiliates as of March 20, 2000 was approximately $1,300,361,458.

As of March 20, 2000, there were 71,735,360 outstanding shares of the registrant's SNC common stock and 22,551,885 outstanding shares of the registrant's Circle.com common stock.


                      DOCUMENTS INCORPORATED BY REFERENCE

None.
================================================================================

                               TABLE OF CONTENTS

ITEM                           DESCRIPTION                        PAGE
----                           -----------                        ----
                                    PART I
 1        Business                                                  1
 2        Properties                                               13
 3        Legal Proceedings                                        13
 4        Submission of Matters to a Vote of Securities Holders    13

                                    PART II

 5        Market for Registrant's Common Equity and Related        14
             Stockholder Matters
 6        Selected Financial Data                                  16
 7        Management's Discussion and Analysis of Financial
             Condition and Results of Operations
                Snyder Communications, Inc.                        20
                SNC                                                27
                Circle.com                                         34
 7A       Quantitative and Qualitative Disclosures About
             Market Risk                                           39
                Snyder Communications, Inc.                        39
                SNC                                                40
                Circle.com                                         41
 8        Financial Statements and Supplementary Data              44
 9        Changes in and Disagreements with Accountants on
             Accounting and Financial Disclosure                  143

                                   PART III

 10       Directors and Executive Officers of the Registrant      144
 11       Executive Compensation                                  146
 12       Security Ownership of Certain Beneficial Owners
             and Management                                       150
 13       Certain Relationships and Related Transactions          153

                                    PART IV

 14       Exhibits, Financial Statement Schedules,
             and Reports on Form 8-K                              155

Signatures                                                        158

Index to Exhibits

                                     PART I

Item 1.  Business.
         --------

Introduction

         Since completing our initial public offering in September 1996, we have significantly expanded the range of marketing services we are able to offer our clients. This expansion has been accomplished by creating and initiating new programs or service offerings and by acquiring businesses that offer complementary services. Our strategy has been to grow our existing businesses and to integrate services of our acquired companies with those of our existing operations. The service offerings of acquired companies have been combined with those previously offered by us to create our two business units, SNC and Circle.com. SNC is a direct marketing, advertising and communications agency and Circle.com is an Internet professional services provider.

         On September 27, 1999, we completed the spin-off of our healthcare marketing services business, Ventiv Health, Inc., to existing shareholders. Ventiv Health, Inc. is now an independent, publicly-traded company. On October 22, 1999, we completed the recapitalization of our company by replacing the Snyder Communications, Inc. common stock with two new series of stock, the SNC common stock and the Circle.com common stock. Shareholders continue to be subjected to all of the risks associated with an investment in Snyder Communications and all of its businesses, assets, and liabilities. The SNC common stock tracks the separate performance of SNC and a retained interest in Circle.com. The Circle.com common stock tracks the separate performance of Circle.com, excluding SNC's retained interest in Circle.com. Therefore, where appropriate, this annual report will discuss separately the businesses of SNC and Circle.com.

         Financial information about our two operating segments, SNC and Circle.com, along with financial information about foreign and domestic operations may be found in the consolidated financial statements of Snyder Communications, Inc. and the combined financial statements of SNC and Circle.com.

         On February 20, 2000, Havas Advertising ("Havas"), HAS Acquisition Corp. and Snyder Communications, Inc. ("Snyder Communications" or the "Company") entered into an Agreement and Plan of Merger, pursuant to which HAS Acquisition Corp. will be merged with and into Snyder Communications, with Snyder Communications surviving as a subsidiary of Havas (the "Merger"). The consummation of the Merger is subject to certain conditions, including approval by the stockholders of each of Snyder Communications and Havas and receipt of all required regulatory approvals. The items included in this Annual Report on Form 10-K discuss the business, results of operations, and financial condition of Snyder Communications without regard to the impact that the Merger could have on the Company.

                                      SNC
                                      ---

General

         SNC is a leading international full-service direct marketing, advertising and communications agency, with operations throughout the United States, the United Kingdom and continental Europe. We provide direct marketing services to clients through Brann Worldwide and Bounty SCA Worldwide and advertising services through Arnold Communications. Our clients are primarily global companies with large annual sales and marketing expenditures facing significant competitive pressures to retain or expand their respective market share. These clients operate in a broad range of industries, including automotive, consumer packaged goods, financial services, telecommunications and gas and electric utilities. For the year ended December 31, 1999, no single client accounted for more than 7% of SNC's revenues.

Industry Overview

         The direct marketing, advertising and communications industry provides a variety of services used to develop and deliver messages to both broad and targeted audiences through a wide range of communication channels. The industry includes traditional advertising services as well as other marketing and communications services, such as direct and database marketing, sales promotion, public relations, branding consultation and other specialized services.

         Direct marketing channels, which include direct mail, personal contact and direct response media, enable the delivery of a customized marketing message to a targeted business or consumer segment. Unlike most traditional advertising mediums, the response of targeted customers to direct marketing programs can be accurately measured. This allows marketers to quickly evaluate, refine and improve their direct marketing programs and to measure the financial returns on investments in such programs. Demographic shifts and lifestyle changes, increasing competition among businesses, deregulation in certain industries, and a proliferation of new products and services have contributed to the increasing cost and complexity of traditional advertising programs in recent years.

         Several significant trends are changing the dynamics of the direct marketing, advertising and communications industry, including the following:

         . Growth In Direct Marketing, Advertising and Communications Markets. The globalization of markets and the deregulation of several sectors of domestic and international markets have led to growth in demand for direct marketing, advertising and communications services by large corporate clients. An increasing number of companies are expanding globally and, where they consider it appropriate, are seeking consistent brand images and market positions for their products throughout the world. In industries where regulatory developments have encouraged increased competition among industry participants, such as in the telecommunications and utilities industries, a growing number of companies have sought to establish and enhance their brand images through comprehensive direct marketing, advertising and communications programs. We expect to benefit from the continued growth of these markets.

         . Increased Emphasis on Direct Marketing. The desire of companies to reach their target audiences and quantify the effectiveness of their communications has resulted in greater demand for direct marketing methods which utilize demographic information, information supplied by consumers through surveys, product sampling programs and face-to-face contact. This enables them to customize their marketing message for discrete target markets. These techniques enable companies to quantify the success of their campaigns and monitor the return on investment of their marketing expenditures using mechanisms such as response rate tracking. Approximately 75% of our business operations are focused on direct marketing services. Therefore, we believe that we are well positioned to benefit from this increasing demand.

         . Increased Focus on Brand Development. In recent years, advertisers have increasingly focused on the image or brand identity of their organizations, products and services in an effort to differentiate themselves from competitors and increase brand loyalty. This emphasis on brand development has increased the demand for delivery of consistent messages. As a result, companies are seeking direct marketing, advertising and communications organizations that coordinate resources across multiple disciplines, geographies and media. We believe we are well positioned to take advantage of this trend by using our "Brand Essence" strategic and creative philosophy. Brand Essence identifies and sells the rational attributes of a brand in an emotional way that connects with today's consumers.

         . Demand for Integrated Service Offerings. Increasingly, companies are turning to large direct marketing, advertising and communications organizations to provide integrated services across multiple disciplines. These integrated services ensure a consistent brand presence, maximize the effectiveness of their messages around the world, better coordinate their marketing activities and simplify and strengthen their relationships with their marketing partners. This demand for integrated services has led to the creation of a small number of global direct marketing, advertising and communications companies, including SNC, that strive to provide their clients with a full range of services in each of the local markets in which their clients operate.

Operations

         Our direct marketing services are provided to clients through our Brann Worldwide and Bounty SCA Worldwide networks. Our advertising services are provided through Arnold Communications network.

     Brann Worldwide

         We provide full scale direct marketing and sales solutions through the Brann Worldwide network. Brann Worldwide focuses on the communications points where clients and their customers come into direct contact with each other in order to optimize customer identification, acquisition and retention. To accomplish this objective, Brann Worldwide provides its clients with the services described below.

         Strategic Planning and Consulting. Strategic planning is the initial stage of the development of a direct marketing program. In this stage, we:

         .     assess our client's business, profit and sales objectives;

         .     define the target market; and

         . develop direct marketing plans and programs to achieve the client's objectives.

         Our creative staff typically develops the marketing message, produces the art and images and designs the direct marketing materials. Our media and research staff are also involved throughout the design, production and execution of the client's direct marketing program by assisting in developing the marketing message and identifying the target audience through the use of qualitative and quantitative market research techniques, statistical modeling and the analysis of demographic segments.

         Data Warehousing and Modeling. Data warehousing and modeling involves collecting and analyzing client transaction data and other data from commercially available consumer lists into an integrated database that is used to predict consumer responses. Data modeling enables Brann Worldwide to predict the results of a direct marketing program and enables clients to quantify and measure the return on their marketing investment. Brann Worldwide uses a combination of proprietary statistical models to predict consumer response and marketing program profitability. One of these types of models is Brann Worldwide's Cultivation Opportunity IndexSM, which is a matrix scoring model that uses proprietary, multi-variant algorithms to determine lifetime customer value. This modeling process helps to predict the longevity and profitability of a customer relationship by determining the likelihood and time of a customer's attrition or defection. This model will also predict a prospect's willingness and likelihood to respond to a specific offer. Brann Worldwide uses this modeling process to craft client marketing programs to maximize profitability.

         Database Management. Brann Worldwide builds and runs outsourced customer information systems, databases and direct marketing systems for its clients. We develop and maintain customer databases for our clients as well as manage customer data on specific direct marketing campaigns. Our management of customer data enables us to deliver direct marketing communications to targeted markets.

         Direct Mail. As part of our full service offering, we create and manage direct mail programs for our clients. We develop the editorial content and the creative design of marketing materials used in a client's program. We also manage customer responses to many of our clients' programs. We play an important role in managing the process of producing our clients' direct marketing materials. Through our own production capabilities and through numerous vendor relationships, we manage the production of hundreds of millions of direct mail pieces on an annual basis. We believe our expertise in managing large scale direct mail programs is a significant competitive advantage.

         Field Marketing. Brann Worldwide's field sales representatives make face-to- face contact with potential customers at the customers' offices or homes and at local events. Field sales representatives who are targeting consumer residential customers focus their sales efforts on event marketing, mainly at fairs, festivals and shopping malls. Field sales representatives who are targeting business customers typically call on small businesses either on a "cold call" basis or, increasingly, from leads generated by our direct mail or database marketing efforts. Brann Worldwide also provides field marketing services which include reporting and data analysis, distribution and in-store merchandising.

         Return on Investment Evaluation. In addition to creating and executing strategic marketing plans for its clients, Brann Worldwide also analyzes the results of marketing programs. This allows Brann Worldwide to provide an evaluation of the performance of its clients' marketing campaigns. Brann Worldwide's clients' marketing needs are constantly changing, and through the analysis of the effectiveness of a particular marketing plan, Brann Worldwide provides its clients with a real-time evaluation of the clients' return-on-investment in Brann Worldwide's services.

     Bounty SCA Worldwide

         We provide marketing services and sales promotion through Bounty SCA Worldwide. Bounty SCA provides its clients with high penetration of consumer access through its many consumer access channels, which reach in excess of 100 million consumers through over 150,000 consumer venues. Bounty SCA reaches mass amounts of targeted consumers where they live, learn and play in an environment designed to maximize the time and effectiveness in front of the consumer. Consumer insight is utilized to develop product services and offerings. Bounty SCA defines consumer needs and understands how these needs translate into consumer purchasing. Bounty SCA leverages its in depth and specialized service lines to bring a variety of in depth business building products and services to the consumer on behalf of its diverse client base. Each Bounty SCA service line possesses specific expertise.

         Consumer Marketing Services (CMS) possesses the consumer insight modeling, client need assessment as well as the relationships with many of the consumer access channels. CMS also specializes in several tactical areas such as: cooperative and custom product sampling, custom publishing, WallBoards(R) and other information displays, exhibitions, book cover production, retail properties and program management capabilities.

         Cooperative/Custom Product Sampling. In its cooperative and custom product sampling programs, Bounty SCA Worldwide distributes product samples to targeted consumer groups. Sample packs typically contain a variety of sample products, coupons and literature. Sample packs are given away in areas where targeted consumers are frequently present, such as schools, physician offices, college dormitories, child-care centers and hospital maternity wards. In many instances participating locations sign a two- or three-year exclusivity agreement stating that the pack will be the only sampling program allowed at the location during that time. Sample packs provide a vehicle for distributing products and information to targeted customers at a time when they are most receptive to changes in purchasing habits. Examples of Bounty SCA's sample pack programs are the New Mother Pack reaching 96% of new mothers in the UK within 72 hours of giving birth, the Diabetes Pack, which is distributed to diabetes patients in endocrinologist offices and the Good Stuff Pack, which is distributed to college freshmen in their dormitory rooms.

         Bounty SCA Worldwide provides targeted product sampling programs in the United States and the United Kingdom through distribution channels that currently include approximately 50,000 day care centers and pre-schools, approximately 57,000 elementary schools, approximately 25,000 middle, junior and senior high schools, approximately 2,800 four-year colleges, approximately 6,000 hospitals and maternity wards and over 21,000 offices of physicians and specialty health providers. Sponsors of these programs include various divisions of Procter & Gamble, and, alphabetically, Clorox, Helene Curtis, HJ Heinz, Johnson & Johnson, Kraft, Lever Brothers, Reckitt & Coleman and Ross/Abbott Labs. These companies are representative of the size and industries of the clients that typically participate in our targeted product sampling programs. Bounty SCA has established relationships with leading associations, such as the American Diabetes Association and the Arthritis Foundation, which permit Bounty SCA to use the logos of these associations on Bounty SCA's sample packs. Bounty SCA is required to obtain the approval of an association before using its logo on any particular type of sample pack.

         Custom Publishing. Bounty SCA Worldwide generally includes proprietary need-solving editorial through targeted publications in its sample packs to enhance their value to the consumer, as well as to provide us with an additional source of revenue and an additional means of collecting data. The proprietary literature contains information, coupons and advertisements relevant to the particular targeted consumer market that receives each sample pack. Bounty SCA distributes this literature as part of programs targeting high school teens and elementary school parents each spring and fall, working mothers close to Mother's Day and college students each fall. Bounty SCA provides proprietary health-oriented publications to expectant mothers, new mothers and parents of toddlers, including The Bounty Pregnancy Guide, The Bounty Baby Care Guide and The Bounty Young Family Guide. In addition to these titles, Bounty SCA publishes hospital information booklets on behalf of nearly 150 maternity hospitals for distribution to expectant mothers. All of these publications are funded through advertisements and are distributed free of charge.

         WallBoards(R) and Other Information Displays. WallBoards(R) are framed information and sponsored displays that are mounted in high traffic consumer areas. WallBoards(R) present educational, editorial and product information that is targeted to specific user groups. These boards are located in areas where the targeted customers are likely to be waiting for services and, therefore, are likely to be interested in receiving information and trying new products, such as child-care centers and corporate airport terminals. Each WallBoard(R) location is generally available to us under a two- or three-year exclusive agreement with automatic renewal provisions. The WallBoard(R) locations provide the space free of charge because of its perceived benefit to the targeted audience. Two examples of our WallBoard(R) information displays are:

         .     Heart Health WallBoard(R), which targets cardiology patients; and

         .     Your Kids WallBoard(R), which targets working parents.

         Each of the WallBoard(R) sponsors has "category exclusivity" for their product in their program. Examples that are representative of the size and industries of the corporate sponsors of our WallBoard(R) information displays include, alphabetically, Gerber, Hoechst Marion Roussel and Quaker Oats. As with its cooperative/customer product sampling programs, Bounty SCA has established relationships with associations that specialize in the particular targeted area, such as the American Heart Association and the National Child Care Association. These associations permit us to use their logos on our Wallboard(R) information displays, which add to the overall credentials of the program.

         Bounty SCA Worldwide also operates information centers in over 7,000 retail outlets through its Good Neighbor program. The Good Neighbor information centers are displays which include pockets for take-one literature, tear-off pads for the distribution of rebate offers and recipes, mini-posters which contain consumer information and commercial messages, and free ad cards for individuals to offer products or services.

         Media Solution Services primarily services the direct response client community. Direct response companies sell their products or services directly to their customers without the use of retail space or other public outlet of distribution. These companies use either an order form or toll-free number as the only means of client acquisition. These same companies must find cost-effective means of advertising to reach their audiences, solicit existing customers and secure new customers. Bounty SCA creates and manages sales programs for its direct response clients from various media alternatives. Bounty SCA's print media advertising products include newspaper and magazine insertions, package inserts, billing statement mailings, catalogs and numerous other freestanding inserts and on-page opportunities. Many of these media carry the implied endorsement from third party credentials such as financial institutions, oil companies, utilities or retailers.

         Media Solution Services develops innovative media campaigns built from optimum placement strategy, proprietary programming, extensive brokerage scale and turnkey management. This service line includes Media Brokerage, Media Management and over 70 proprietary distribution channels. In addition, Media Solution Services manages and brokers the sample packs and other products owned by the Consumer Marketing Services service line.

         Data Services focuses on leveraging the data collected through the other service line consumer touch points. Data Services revenue streams are broken into four areas: Data Acquisition, Database Management, Data Modeling and List Services. Data Services currently provides database functions for companies which include Procter & Gamble and Heinz.

         List Services. Bounty SCA Worldwide has compiled demographic marketing databases of more than 45 million individuals. These proprietary databases consist primarily of high school students, young adults, new parents and religiously and ethnically distinct individuals. We sell usage of these databases to over 3,900 customers including brokers, advertising agencies and end-users that employ direct marketing campaigns.

     Logistics & Fulfillment Services utilizes processes and expertise developed from the operations of its core business and global scale to provide clients with complete front and back end services ranging from package sourcing, fulfillment, program logistics management and e-commerce fulfillment.

     Arnold Communications

         Our advertising and public relations business is operated through our Arnold Communications network. Arnold Communications provides a broad range of services to plan and create advertising designed to build brand appeal, using a variety of mediums such as television, radio, print and sales promotion. Some of Arnold Communications' major clients include, alphabetically, American Legacy, Bell Atlantic, McDonald's, Mobil, Ocean Spray, Royal Caribbean Cruise Lines, Titleist and Volkswagen.

         Arnold Communications consists of various divisions, including:

         .     a full-service, creative advertising agency;

         .     a media planning and purchasing organization;

         .     a full-service public relations agency;

         . a design firm serving regional, national and international clients; and

         . a company dedicated exclusively to the design, implementation and placement of national and regional Yellow Pages advertising programs.

         In developing advertising campaigns for its clients, Arnold Communications relies upon its Brand Essence philosophy. The Brand Essence approach begins by studying existing data on a particular clients' brand. Arnold Communications then conducts consumer research to determine what are the brand's strongest selling points through one-on-one interviews with consumers and development focus groups. We use this information to determine what sets the brand apart from its competitors, what images and feelings the brand conjures up in their minds and what makes the brand, as well as the category, important in their lives. The information is then used to develop a full campaign.

Competition

         The direct marketing, advertising and communications industry is very competitive and highly fragmented. Our principal competitors are large multinational direct marketing, advertising and communications companies, as well as numerous smaller agencies that operate only in the United States or in one or more countries or local markets. We must compete with these other companies and agencies to maintain existing client relationships and to obtain new clients and assignments. Many of the other firms offer a limited number of services within a limited geographic area, but there are several participants whose businesses tend to be national or international and offer a broad array of marketing services. Our competitors generally include the direct marketing and advertising operations of various agencies, including the following groups, listed alphabetically, Interpublic Group of Companies, Omnicom Group, WPP Group and Young & Rubicam, Inc.

         Recently, traditional advertising agencies also have been competing with major consulting firms that have developed practices in direct marketing, advertising and communications. New competitors also include smaller companies such as systems integrators, database marketing and modeling companies and telemarketers, which offer technological solutions to marketing and communications issues faced by clients. In addition, the trend toward consolidation of global accounts requires companies seeking to compete effectively in the international direct marketing, advertising and communications industry to make significant investments. These investments include additional offices and personnel around the world and new and improved technology for linking these locations and people.

         We believe that some of these competitors may have capabilities and resources comparable to and in some respects greater than ours. We also compete with the internal marketing capabilities of our clients and potential clients. In addition, many of our initial sources for names in our databases could also be available to a competitor wishing to develop a data delivery business. We believe that we compete primarily on the following bases:

         . our ability to provide clients with integrated marketing solutions for their sales and marketing needs;

         .     our proprietary databases and programs;

         .     our creative and consulting expertise;

         .     our demonstrated ability to attract customers;

         .     our reputation for quality;

         . our proprietary distribution channels with respect to information displays and sample packs; and

         .     our technological expertise.

Seasonality

         Various aspects of SNC's business are subject to seasonal variation. However, we believe that the seasonality of the various aspects of our business is not coincident, such that on an aggregate basis SNC's business is not subject to significant seasonal variation.

Regulation

         Our business is subject to government regulation, both within and outside the United States. In the United States, federal, state and local governments and their agencies and various consumer groups have directly or indirectly affected or attempted to affect the scope, content and manner of presentation of advertising. The continued activity by these groups regarding advertising may cause further change in domestic advertising practices in the coming years. We are unable to estimate the effect of these developments on our business in the United States. We believe, however, that the total volume of advertising in general media in the United States will not be materially reduced due to future legislation or regulation, even if the form, content and manner of presentation of advertising may be modified. In addition, we will continue to endeavor to become aware of and be responsive to the possible implications of these developments.

         In addition, from time to time, state and federal legislation is proposed with regard to the use of proprietary databases of consumer and health groups. The uncertainty of this regulatory environment is increased by the fact that we generate and receive data from many sources. As a result, there are many ways that both domestic and foreign governments might attempt to regulate our use of this data. Any restriction on this use could have a material adverse effect on our company.

         Our services offered outside the United States may be subject to foreign regulations including those relating to advertising content, promotions of financial products, activities requiring customers to send money with mail orders and the maintenance and use of customer data held in databases. In addition, we operate a small U.K. printing facility which is subject to certain environmental regulations regarding the storage and disposal of certain chemicals involved in the printing process. We believe that our operations outside the United States are substantially in compliance with applicable regulations. We cannot assure you that additional legislation or changes in the regulatory implementation would not limit our international activities or significantly increase the cost of regulatory compliance.

Employees

         As of December 31, 1998, SNC used the services of approximately 9,400 full-time and part-time employees. We believe that our relations with our employees are satisfactory.

                                  CIRCLE.COM
                                  ----------

General

         Circle.com is an Internet professional services provider that creates customer relationship management systems on the World Wide Web for its Fortune 1000 and emerging Internet-based clients. These systems enable our clients to identify, acquire and retain customers while creating and establishing new revenue channels. We provide all the services necessary to create these systems, including consulting regarding our clients' e-commerce strategies and related business processes, consumer research, online media planning and creative design, which we refer to as "front-end services," as well as architecture, design, systems integration, implementation and ongoing performance analysis, which we refer to as "back-end services." We believe that our relationship with SNC is a strength because of the resulting opportunities for Circle.com to integrate the advertising messages generated by SNC for its clients into an interactive setting. We have also been very successful in acquiring new clients on our own. For the year ended December 31, 1999, no single client accounted for more than 6.5% of Circle.com's revenue.

Industry Background

         Circle.com considers the Internet to be the most powerful tool yet developed for managing the customer relationships of Fortune 1000 and emerging Internet companies on a one-on-one basis. The proliferation of the Internet has had a profound impact on businesses as they begin to realize its potential to extend and enhance the way they communicate with customers and conduct business. According to International Data Corporation, a leading research firm, the number of Internet users was 98 million worldwide at the end of 1998 and is expected to continue to grow to 320 million by the end of 2002. Forrester Research estimates that commerce over the Internet will grow from approximately $43.0 billion in 1998 to $1.3 trillion in 2003.

         The Internet was initially used as an informational and advertising medium, with "read-only" brochure-like information designed to enhance existing forms of communication. However, this did little more than replicate a company's traditional business on the Internet utilizing the limited processing capabilities of the company's existing technology systems. Over time, this simple web design has evolved into a more comprehensive model as businesses realized the Internet's potential as an effective tool for highly targeted marketing. As a result, companies are reevaluating their Internet strategies and reviewing their entire business model in order to take advantage of the Internet's capabilities. Circle.com recognizes the most revolutionary contribution of the Internet is that it enables companies to successfully manage customer relationships and to acquire and retain profitable customers and business partners. By utilizing these capabilities, businesses can get to know their customers and understand what motivates their purchase decision in real-time. This enables companies to individualize marketing content and delivery, effectively acquire customers, influence their behavior and build customer loyalty. With these new capabilities, businesses are beginning to personalize the online experiences of their customers. As a result, each customer experiences his or her own individualized web site, customized based on many factors, including the particular customer's previous purchases, demographic information and prior usage of the web site. A Jupiter Communications survey conducted in June 1998 reported that 40% of online retailers used some form of personalization and 93% of the remaining online retailers planned to implement the practice in the next 12 months.

         Initially, most companies supplemented their existing internal capabilities by hiring individuals or companies with the requisite skills and expertise to implement their Internet strategies. However, as the sophistication of the Internet has increased, many businesses have been required to outsource a significant portion of the development, design and maintenance of their e-commerce applications. These outsourcing needs have generated significant worldwide demand for Internet professional services providers. International Data Corporation estimates the market for Internet professional services will grow from $7.8 billion in 1998 to $78.5 billion in 2003.

         To meet the rapidly growing demand for Internet professional services, a number of traditional service providers, such as management consultants, systems integrators and marketing and advertising firms, have created groups within their organizations that focus on the Internet needs of their clients. However, these firms often lack the full suite of both front-end and back-end services necessary to provide a comprehensive solution to the increasingly larger and more complex needs of an expanding and sophisticated client base. For instance, many systems integrators generally only provide technical skills and systems integration expertise. Conversely, interactive advertising and database marketing firms generally only provide strategic consulting and brand marketing skills. We believe that the rapidly increasing demand for effective and productive Internet-based customer relationship management systems, combined with the inability of many current providers to integrate the strategic, creative and technical skills demanded by clients, has created significant market opportunities for full-service Internet professional services providers such as Circle.com.

Services

         Circle.com sees significant strategic advantage in delivering all of the services necessary to create Internet-based customer relationship management systems for its clients. This promotes long-term client relationships that evolve as the client's Internet-based business strategy evolves. Among the comprehensive services we offer to our clients, we:

         . Provide business consultancy services. We collaborate with our clients to assess their existing business processes, legacy data systems and customer management approach in light of their business objectives. We use the information obtained from this analysis to develop business plans for creating Internet-based solutions for our clients that reduce the cost of acquiring new customers, establish new revenue channels and improve the level of service their customers experience.

         . Develop brand positionings for specific customer segments. We conduct research to understand the needs and preferences of our clients' customers to determine the demand for the clients' products and services. We then analyze and utilize this data to develop Internet-based solutions that enable our clients to target their customers on an individualized, one-on-one basis. We also create customer segmentation models to identify specific customer branding strategies to be augmented through the use of the Internet.

         . Create the user experience on the Internet. We develop the content and design the user interfaces for our clients' web sites. The content and design of each web site delivers the clients' brand positioning to consumers in a way that both complements other media while utilizing the unique capabilities afforded by the Internet.

         . Develop, install, and integrate Internet-based customer relationship management systems. We provide the systems integration, architectural design, and application development to create our clients' Internet-based systems. These systems interface our clients' web sites with their call centers, retail outlets, marketing partners, customer service, and direct mail channels. These systems enable all of these communication channels to share data and create intelligent interactions with customers regardless of the media used for a particular communication.

         . Create, deploy and manage e-mail marketing programs. We have created a powerful technology for creating and managing "rich-content" e-mail campaigns. This technology provides a user-friendly "dashboard" for managing highly individualized e-mail strategies and analyzing results. We also bring a unique approach to delivering highly interactive e-mail attachments directly to the desktop, creating a powerful interactive brand experience.

         . Plan and implement media strategies that generate traffic to our clients' web sites. We evaluate, negotiate and implement online media, promotions, events and strategic partnership opportunities to cost-effectively channel the most qualified customer prospects to the client's business. By evaluating customer response and business traffic patterns, the communications mix is aggressively managed to achieve the greatest return on the client's investment.

         . Provide ongoing management, enhancement and optimization of e-commerce enterprises. By gathering our clients' sales data from all relevant channels of communication with its customers, we provide our clients with access to continual, real-time information regarding the performance of their web sites. We analyze this data to provide continuous management, enhancement and optimization of our clients' e-commerce applications, leading to steadily improving results for our clients.

Intellectual Property Rights

         We have developed detailed tools, processes and methodologies. We have also developed software code, scripts, libraries and other technology used internally and in client engagements. We seek to protect our intellectual property through a combination of copyrights, trademarks and trade secret laws. We enter into confidentiality agreements with our employees and clients. We cannot guarantee that the steps we have taken to protect our intellectual property rights will be adequate to deter misappropriation of our proprietary information. For example, we may not detect unauthorized use of our intellectual property. In addition, the legal status of intellectual property on the Internet is currently subject to various uncertainties.

Competition

         Our business incorporates the successful integration of strategic consulting, creative design and systems engineering skills to utilize the direct marketing capabilities of the Internet and to both acquire and service customers. While we have competitors who compete with us in each of these areas, we believe that one of our significant competitive strengths is our ability to offer a structured approach to designing a fully comprehensive Internet-based plan.

         The marketplace for our services is characterized by increasing competition and the rapid adoption of new technologies. We face competition from a wide range of traditional players including:

         . Internet professional services providers (USWeb/CKS, Viant Corporation, Scient Corporation, Razorfish, Proxicom, iXL Enterprises, Inc., Agency.com and Modem Media.Poppe Tyson, Inc.);

         . technology integrators (International Business Machines Corporation, Andersen Consulting, Computer Sciences Corporation, Cambridge Technology Partners, Inc., and Sapient Corporation); and

         . strategic consulting firms (McKinsey & Company, Inc. and Boston Consulting Group, Inc.).

         Many of these competitors have considerably more financial resources, longer operating histories, longer, more established client relationships, greater marketing wherewithal and stronger brand name recognition than Circle.com. On a more limited basis, Circle.com also competes with the internal marketing, design, strategic planning and information technology groups within its clients' organizations.

         The Internet professional services market has limited barriers to entry and new competitors frequently enter the market. We expect to face competition from new market entrants and that the future consolidation in the Internet professional services market will create larger, more viable competitors. We believe that we have established a record of success through our integrated approach to developing and implementing Internet business solutions with measurable results.

         We believe that the competitive success factors in the Internet professional services market are:

         .     the ability to attract and retain professionals;

         .     technological innovation and implementation expertise;

         .     strategic vision;

         .     the breadth and quality of services provided;

         .     pricing; and

         .     track record of delivering measurable client results.

         We believe that we are able to compete favorably in all of these areas. We believe that we are able to attract talent as we offer professionals an opportunity to join an entrepreneurial organization with a successful track record and strong growth potential. We believe we have the marketing, strategy and technical skills to provide truly integrated Internet solutions. With our heritage in customer relationship management, we believe we are uniquely positioned to develop e-commerce models that are effective and produce measurable results.

Seasonality

         Various aspects of Circle.com's business are subject to seasonal variation. However, we believe that the seasonality of the various aspects of our business is not coincident, such that on an aggregate basis Circle.com's business is not subject to significant seasonal variation.

U.S. and Foreign Government Regulation

         Congress has recently passed legislation that regulates various aspects of the Internet and legislation is pending at both the federal and state level that would, if enacted, regulate various aspects of the Internet.

         In 1998, the Digital Millenium Copyright Act was enacted which limits liability of Internet service providers for content posted by users, prohibits circumvention of copyright management systems, and clarifies certain copyright matters covering the digital performance right in sound recordings. Also enacted in 1998, the Internet Tax Freedom Act provides for a three year moratorium on state and local taxes on Internet access fees and multiple or discriminatory state and local taxes on electronic commerce. The Internet Tax Freedom Act also provides that there is no federal tax on Internet access or electronic commerce. The three year moratorium is set to expire in late 2002. In 1999, the Anti-Cybersquatting Consumer Protection Act (the "Act") was enacted to provide remedies against "cybersquatting" (the unauthorized registration of another company's trademark as an internet domain name). The remedies include monetary penalties for willful violations of the Act.

         A number of pending bills would, if enacted:

         . establish standards for use of digital signatures in place of traditional signatures;

         . provide privacy rights to users by regulating the use of information collected on-line;

         . loosen currently strict restrictions on the export of encryption-based software products such as those used to provide security in electronic commerce transactions.

         The European Union has adopted directives relating to the processing and protection of personal data, distance selling and electronic signatures. These directives are now in the process of being implemented into the European Union's Member States' domestic laws. The directive on personal data is particularly important, as it may restrict the collection and processing of private data through the Internet and may also restrict the transfer of such data from Europe to the U.S.

         Other directives, which are still at a proposal stage but are likely to be adopted in the near future, will further harmonize the currently very fragmented legislation of European Union Member States on:

         .     e-commerce, including liability issues;

         . specific rules governing the distance selling of financial services; and

         .     copyright protection of materials that are accessible online.

         It is not known how courts will interpret both existing laws and new laws. Therefore, we are not sure how new laws or the application of existing laws will affect our business. In addition, our business may be indirectly affected by our clients who may be subject to similar legislation. Increased regulation of the Internet may decrease the growth in the use of the Internet, which could decrease the demand for our services, increase our cost of doing business or otherwise have a material adverse effect on our business, financial condition and results of operations.

Employees

         As of December 31, 1999, Circle.com used the services of approximately 450 full-time employees. We believe that our relations with our employees are satisfactory.

Item 2.  Properties.
         ----------

         SNC's corporate headquarters are located in Bethesda, Maryland in leased facilities. We also lease facilities in: San Francisco, California, Danbury and Wilton, Connecticut, Atlanta, Georgia, Chicago, Deerfield and Glenview, Illinois, Baltimore, Maryland, Boston, Massachusetts, New York City and Mineola, New York, Dallas, Texas, Brussels, Belgium, Toronto, Canada, Bristol and London, England. In addition, we own office space in: Richmond, Virginia, Cirencester, Diss, and Borehamwood, England.

         Circle.com's corporate headquarters are located in Baltimore, Maryland in leased facilities. We lease a facility in each of the following cities:
Denver, Colorado, Wilton, Connecticut, London and Bristol, England, New York, New York, and Seattle, Washington. We also lease two facilities in San Francisco, California, two facilities in the Washington, DC area and three facilities in Boston, Massachusetts.

Item 3.  Legal Proceedings.
         -----------------

         Snyder Communications, Inc. and its subsidiaries are not a party to legal proceedings other than ordinary, routine litigation, incidental to its business or not material to Snyder Communications', SNC's or Circle.com's financial position.

Item 4.  Submission of Matters to a Vote of Securities Holders.
         -----------------------------------------------------

         A special meeting of the shareholders of the registrant was held on October 22, 1999 to vote on matters as specified in the Company's Proxy Statement dated October 5, 1999. The results of the vote on such matters have been previously reported in our quarterly Report on Form 10-Q for the quarterly period ended September 30, 1999.

                                    PART II

Item 5.  Market for the Registrant's Common stock and Related Stockholder
-------------------------------------------------------------------------
Matters.
--------

     The following table sets forth the high and low sales prices of Snyder's common stock (which traded as a single class prior to the recapitalization on October 22, 1999) traded on the New York Stock Exchange, on the New York Composite Tape during the periods indicated:

                                                  High            Low
                                                  ----            ---
Year ended December 31, 1998
  First Quarter                                 $ 47 1/4         $ 32 9/16
  Second Quarter                                  53 5/8           37 7/8
  Third Quarter                                   49 1/2           30 1/8
  Fourth Quarter                                  37 9/16          28 3/8

                                                  High            Low
                                                  ----            ---
Year ended December 31, 1999
  First Quarter                                 $ 41             $ 24 3/8
  Second Quarter                                  33               20 3/4
  Third Quarter (1)                               32 1/2           14 11/16
  Fourth Quarter (2)                              15 1/8           11 3/4

(1) On September 27, 1999, the Company spun off its healthcare marketing services business, Ventiv Health, Inc., to its shareholders in the form of a tax free dividend of one share of Ventiv Health, Inc. common stock for every three shares of Snyder Communications, Inc. common stock. Details of the distribution of the Ventiv common stock are set forth in the registrant's Proxy Statement/Prospectus dated October 5, 1999, for the special meeting held on October 22, 1999.

(2) Due to the October 22, 1999 Recapitalization and the amendment to Snyder's certificate of incorporation to provide for SNC common stock and Circle.com common stock, trading in Snyder common stock ceased on October 28, 1999.

                                      SNC

     The following table sets forth the high and low sales prices of our SNC common stock, traded on the New York Stock Exchange, on the New York Stock Composite Tape during the periods indicated:

                                                  High            Low
                                                  ----            ---
Year ended December 31, 1999
  First Quarter                                   n/a              n/a
  Second Quarter                                  n/a              n/a
  Third Quarter                                   n/a              n/a
  Fourth Quarter (1)                            $ 21 3/16        $ 11 13/16

(1) Information regarding the SNC common stock is only available beginning on October 29, 1999, the first day of regular way trading, for the last quarterly period of the fiscal year ended December 31, 1999.

     The closing sales price for the SNC common stock on March 20, 2000 was $22.75 per share, and there were approximately 9,610 beneficial owners of the SNC common stock as of that date.

                                  CIRCLE.COM

     The following table contains the high and low sales prices of our Circle.com common stock traded on the Nasdaq National Market during the periods indicated:

                                                    High             Low
                                                    ----             ---
Year ended December 31, 1999
  First Quarter                                     n/a              n/a
  Second Quarter                                    n/a              n/a
  Third Quarter                                     n/a              n/a
  Fourth Quarter (1)                              $ 21 11/16       $ 9

(1) Information regarding the Circle.com common stock is only available beginning on October 26, 1999, the first day of "when issued" trading, for the last quarterly period of the fiscal year ended December 31, 1999. The Circle.com common stock began trading regular way on October 29, 1999.

     The closing sales price for the Circle.com common stock on March 20, 2000 was $7.00 per share, and there were approximately 13,663 beneficial owners of the Circle.com common stock as of that date.

     Snyder Communications did not declare cash dividends on any class of its capital stock in 1999. Snyder Communications currently intends to retain future earnings to finance its growth and development and therefore, does not anticipate paying any cash dividends on the SNC common stock or the Circle.com common stock in the foreseeable future. Payment of any future dividends on either the SNC common stock or the Circle.com common stock will depend upon the future earnings and capital requirements of Snyder Communications and other factors which our Board of Directors considers appropriate.

     The transfer agent for both the SNC common stock and Circle.com common stock is American Stock Transfer and Trust Company, 40 Wall Street, 46th Floor, New York, New York 10005.

Item 6. Selected Financial Data.
        -----------------------

                          SNYDER COMMUNICATIONS, INC.

                            SELECTED FINANCIAL DATA
                     (in thousands, except per share data)

     The following table summarizes certain historical financial data with respect to Snyder Communications and is qualified in its entirety by reference to, and should be read in conjunction with, the Snyder Communications historical financial statements and related notes included elsewhere in this Form 10-K. The historical financial data for the years ended December 31, 1999, 1998 and 1997 have been derived from the audited consolidated financial statements of Snyder Communications. Historical financial information may not be indicative of Snyder Communications' future performance. For all the periods presented, income (loss) from discontinued operations includes the income (loss) from discontinued operations of the healthcare services business, which was spun-off to stockholders of Snyder Communications on September 27, 1999. For the years ended December 31, 1997 and 1996, the income (loss) from discontinued operations also includes the loss from discontinued operations of Bob Woolf Associates, Inc., which was spun off to stockholders of one of Snyder Communications' 1998 acquisitions on October 31, 1997. Prior to their respective acquisitions, certain U.S.-based acquirees were not subject to federal or state income taxes. Consequently, pro forma net income from continuing operations represents income from continuing operations adjusted to reflect a provision for income taxes as if Snyder Communications had been taxed similarly to a C corporation for all periods presented. Net income (loss) per share information is provided using the number of shares of SNC stock and Circle.com stock that would have been outstanding assuming that the Recapitalization had occurred at the beginning of the earliest period presented. See also "Management's Discussion and Analysis of Financial Condition and Results of Operations."

                                                                            For the Years Ended December 31,
                                                        ----------------------------------------------------------------------
                                                        1999              1998          1997          1996             1995
                                                        ----              ----          ----          ----             ----
                                                                                                     (unaudited)   (unaudited)
Income Statement Data:
  Net revenues..................................       $638,480          $493,803        $403,072       $349,223      $286,435
                                                       ========          ========        ========       ========      ========
  Income (loss) from continuing operations......       $ 17,098          $ 21,360        $(16,636)      $ 15,481      $ 19,425
                                                       ========          ========        ========       ========      ========
  Income (loss) from discontinued operations....       $(11,562)         $  1,446        $(10,225)      $ (1,415)     $  6,930
                                                       ========          ========        ========       ========      ========
  Extraordinary item(1).........................       $     --          $     --        $     --       $ (1,216)     $     --
                                                       ========          ========        ========       ========      ========
  Net income (loss).............................       $  5,536          $ 22,806        $(26,861)      $ 12,850      $ 26,355
                                                       ========          ========        ========       ========      ========
Unaudited:
  Pro forma net income (loss) from continuing
     operations.................................       $ 18,131          $ 18,699        $(19,191)      $ 11,398      $ 23,575
                                                       ========          ========        ========       ========      ========
SNC:
Historical net income (loss) per share:
Diluted net income (loss) per share:
  Continuing operations.........................       $   0.39          $   0.30        $  (0.26)      $   0.26      $   0.33
  Discontinued operations.......................       $  (0.16)         $   0.02        $  (0.16)      $  (0.02)     $   0.12
  Extraordinary item............................       $     --          $     --        $     --       $  (0.02)     $     --
                                                       --------          --------        --------       --------      --------
  Total diluted net income (loss) per share.....       $   0.23          $   0.32        $  (0.42)      $   0.22      $   0.45
                                                       ========          ========        ========       ========      ========
Unaudited:
  Pro forma diluted net income (loss) from
   continuing operations per share..............       $   0.40          $   0.26        $  (0.29)      $   0.20      $   0.40
                                                       ========          ========        ========       ========      ========
Shares used in computing
 diluted per share amounts (2)..................         74,037            72,343          63,752         60,109        58,913
                                                       ========          ========        ========       ========      ========
Circle.com (4):
Historical net loss per share:
  Diluted net loss per share....................       $  (0.59)         $     --        $  (0.01)      $  (0.01)
                                                       ========          ========        ========       ========
Unaudited:
  Pro forma diluted net income (loss) per share.       $  (0.59)         $   0.01        $  (0.04)      $  (0.03)
                                                       ========          ========        ========       ========
Shares used in computing diluted per share
 amounts (2)....................................         19,787            17,397          15,938         15,015
                                                       ========          ========        ========       ========

                          SNYDER COMMUNICATIONS, INC.

                     (in thousands, except per share data)

                                                                                   As of December 31,
                                                                ---------------------------------------------------------
                                                                 1999       1998        1997         1996         1995
                                                                 ----       ----        ----         ----         ----
                                                                                     (unaudited)  (unaudited)  (unaudited)
Balance Sheet Data:
  Total assets...............................................   $786,463   $615,614    $382,137     $273,728     $193,928
                                                                ========   ========    ========     ========     ========
  Long-term debt.............................................   $190,964   $ 12,283    $ 12,856     $ 36,028     $ 37,059
                                                                ========   ========    ========     ========     ========
  Redeemable ESOP stock (3)..................................   $     --   $  2,960    $  5,278     $  2,452     $    269
                                                                ========   ========    ========     ========     ========
  Total equity...............................................   $271,518   $357,378    $118,261     $ 67,123     $ 36,044
                                                                ========   ========    ========     ========     ========

(1) Net income for the year ended December 31, 1996 includes an extraordinary item of $1.2 million that was recorded in conjunction with the early redemption of subordinated debentures which were due to related parties. The extraordinary item is net of a $0.8 million tax benefit and consists of prepayment penalties and the write-off of unamortized discount and debt issuance costs.
(2) The number of shares used in computing the per share amounts assume that the pooling transactions had occurred at the beginning of each of the periods presented and reflect the issuance of additional shares of Snyder Communications in public offerings, the impact of stock options, and certain share repurchases. The number of shares also assumes that the Recapitalization had occurred at the beginning of the earliest period presented.
(3) Represents the balance necessary to satisfy the repurchase obligation associated with Snyder Communications' shares held by the ESOP of an acquired company which have been allocated to former employees of the acquired company whose employment had terminated prior to its merger with Snyder Communications.
(4) There were no operations of Circle.com prior to 1996.

                                      SNC

                            SELECTED FINANCIAL DATA
                                 (in thousands)

     The following table summarizes certain historical financial data with respect to SNC and is qualified in its entirety by reference to, and should be read in conjunction with, the SNC historical financial statements and related notes included elsewhere in this Form 10-K. The historical financial data for the years ended December 31, 1999, 1998 and 1997 have been derived from the audited combined financial statements of SNC. Historical financial information may not be indicative of SNC's future performance. For all the periods presented, income (loss) from discontinued operations includes the income (loss) from discontinued operations of the healthcare services business which was spun-off to stockholders of record of Snyder Communications on September 27, 1999. For the years ended December 31, 1997 and 1996, the income (loss) from discontinued operations also includes the loss from discontinued operations of Bob Woolf Associates, Inc., which was spun off to stockholders of one of Snyder Communications' 1998 acquisitions on October 31, 1997. Prior to their respective acquisitions, certain of the U.S.-based acquirees were not subject to federal or state income taxes. Consequently, pro forma net income from continuing operations represents income from continuing operations adjusted to reflect a provision for income taxes as if SNC had been taxed similarly to a C corporation for all periods presented. See also "SNC - Management's Discussion and Analysis of Financial Condition and Results of Operations".

                                                                        For the Years Ended December 31,
                                                            ---------------------------------------------------------
                                                              1999       1998        1997        1996         1995
                                                              ----       ----        ----        ----         ----
                                                                                              (unaudited)  (unaudited)
Income Statement Data:
  Net Revenues...........................................   $603,550    $480,289   $397,505     $345,915     $286,435
                                                            ========    ========   ========     ========     ========
  Income (loss) from continuing operations...............   $ 31,488    $ 21,362   $(16,506)    $ 15,721     $ 19,425
                                                            ========    ========   ========     ========     ========
  Income (loss) from discontinued operations.............   $(11,562)   $  1,446   $(10,225)    $ (1,415)    $  6,930
                                                            ========    ========   ========     ========     ========
  Extraordinary item (1).................................   $     --    $     --   $     --     $ (1,216)    $     --
                                                            ========    ========   ========     ========     ========
  Net income (loss)......................................   $ 19,926    $ 22,808   $(26,731)    $ 13,090     $ 26,355
                                                            ========    ========   ========     ========     ========
Unaudited:
  Pro forma net income (loss) from continuing operations.   $ 32,521    $ 18,576   $(18,450)    $ 11,915     $ 23,575
                                                            ========    ========   ========     ========     ========
Balance Sheet Data:
  Total assets...........................................   $683,673    $601,957   $379,222     $271,706     $193,928
                                                            ========    ========   ========     ========     ========
  Long-term debt.........................................   $167,214    $ 12,283   $ 12,856     $ 36,028     $ 37,059
                                                            ========    ========   ========     ========     ========
  Investments and advances from Snyder Communications....   $209,326    $351,232   $122,008     $ 68,805     $ 36,313
                                                            ========    ========   ========     ========     ========

(1) Net income for the year ended December 31, 1996 includes an extraordinary item of $1.2 million that was recorded in conjunction with the early redemption of subordinated debentures which were due to related parties. The extraordinary item is net of a $0.8 million tax benefit and consists of prepayment penalties and the write-off of unamortized discount and debt issuance costs.

                                  CIRCLE.COM

                            SELECTED FINANCIAL DATA
                                (in thousands)

     The following table summarizes certain historical financial data with respect to Circle.com and is qualified in its entirety by reference to, and should be read in conjunction with, the Circle.com historical financial statements and related notes included elsewhere in this Form 10-K. The historical financial data for the years ended December 31, 1999, 1998 and 1997 have been derived from the audited combined financial statements of Circle.com. There were no operations of Circle.com prior to 1996. Historical financial information may not be indicative of Circle.com's future performance. The operations of Circle.com were contained within the Brann Worldwide and Arnold Communications networks of Snyder Communications until May 1999 when they were coordinated under the name Circle.com and placed under the responsibility of a single management team. See also "Circle.com - Management's Discussion and Analysis of Financial Condition and Results of Operations."

                                                                             For the Years Ended December 31,
                                                                   --------------------------------------------------------
                                                                     1999            1998             1997          1996
                                                                     ----            ----             ----          ----
Income Statement Data:                                                                                         (unaudited)
  Net revenues..............................................       $ 35,726         $13,514          $5,567          $3,308
                                                                   ========         =======          ======          ======
  Net loss..................................................       $(14,390)        $    (2)         $ (130)         $ (240)
                                                                   ========         =======          ======          ======
Unaudited:
  Pro forma net income (loss)...............................       $(14,390)        $   123          $ (741)         $ (545)
                                                                   ========         =======          ======          ======
Balance Sheet Data:
  Total assets..............................................       $112,975         $13,697          $2,932          $1,441
                                                                   ========         =======          ======          ======
  Long-term debt............................................       $ 23,750         $     -          $    -          $    -
                                                                   ========         =======          ======          ======
  Investments and advances from Snyder Communications.......       $ 62,192         $ 9,106          $1,531          $  770
                                                                   ========         =======          ======          ======

Item 7.  Management's Discussion and Analysis of Financial Condition and Results
         -----------------------------------------------------------------------
of Operations
-------------


                 SNYDER COMMUNICATIONS--MANAGEMENT'S DISCUSSION
         AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     The following discussion of the results of operations and of liquidity and capital resources of Snyder Communications, Inc. ("Snyder Communications" or the "Company") is based upon the Company's consolidated financial statements. The entities with which the Company has entered into mergers accounted for as poolings of interests for financial reporting purposes will be collectively referred to, as the "Pooled Entities" and their mergers will be referred to herein as the "Acquisitions". The consolidated financial statements have been retroactively restated to reflect the combined financial position and the combined results of operations and cash flows of the Pooled Entities for all periods presented, giving effect to the Acquisitions as if they had occurred at the beginning of the earliest period presented. The following discussion should be read in conjunction with the consolidated financial statements of the Company and the related notes thereto included elsewhere in this Annual Report on Form 10-K.

     On February 20, 2000, Havas Advertising ("Havas"), HAS Acquisition Corp. and Snyder Communications, Inc. entered into an Agreement and Plan of Merger, pursuant to which HAS Acquisition Corp. will be merged with and into Snyder Communications, with Snyder Communications surviving as a subsidiary of Havas (the "Merger"). The consummation of the Merger is subject to certain conditions, including approval by the stockholders of each of Snyder Communications and Havas and receipt of all required regulatory approvals. The items included in this Annual Report on Form 10-K discuss the business, results of operations, and financial condition of Snyder Communications without regard to the impact that the Merger could have on the Company.

Private Securities Litigation Reform Act of 1995 -- A Caution Concerning Forward-Looking Statements

     Any statement made in this Form 10-K that deals with information that is not historical, such as statements concerning our anticipated financial results, are forward-looking statements. We wish to caution readers not to place undo reliance on any of these forward-looking statements, which speak only as of the date made. Forward-looking statements are subject to the occurrence of many events outside our control and to various risk factors that could cause results to differ materially from those expressed in our periodic reports and registration statements filed with the Securities and Exchange Commission, our press releases or other public communications.

Overview

     Since completing our initial public offering in September 1996, we have significantly expanded the range of marketing services we are able to offer our clients. This expansion has been accomplished by creating and initiating new programs or service offerings and by acquiring businesses that offer complementary services. Our strategy has been to grow our existing business and to integrate services of our acquired companies with those of our existing operations. The service offerings of acquired companies have been combined with those previously offered by us to create SNC and Circle.com. SNC consists of the Brann Worldwide, Bounty SCA Worldwide and Arnold Communications networks. Brann Worldwide provides direct marketing and sales services for its clients, such as direct mail advertising. Bounty SCA Worldwide distributes product samples and other advertising materials for its clients. Arnold Communications operates SNC's advertising and public relations operations. Circle.com is our Internet professional services agency network. We strive to integrate our service capabilities within, as well as across, our networks. The SNC stock separately tracks the performances of SNC and a retained interest in Circle.com. The Circle.com stock separately tracks the performance of Circle.com.

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

     Selling, general and administrative expenses consist primarily of costs associated with administrative functions, such as finance, accounting, human resources and information technology, as well as personnel costs of senior management not specifically associated with client services. Snyder Communications' overhead and administrative shared services are allocated between SNC and Circle.com based upon estimated usage.

     Non-recurring costs consist of acquisition and related costs, recapitalization costs, compensation to stockholders and ESOP expense. Acquisition and related costs consist primarily of investment banking fees, other professional service fees, certain tax payments and other contractual payments resulting from the consummation of our pooling of interests transactions, as well as the costs of consolidating certain of our acquired operations. Recapitalization costs consist of investment banking fees, other professional service fees and other costs related to the October 22, 1999 recapitalization of the Company in which the Snyder Communications, Inc. common stock was replaced by the SNC common stock and the Circle.com common stock. Compensation to stockholders consists of excess compensation paid to certain stockholders of acquired companies prior to their respective mergers with Snyder Communications. The amount by which the historical compensation of these stockholders exceeds that provided in their employment contracts with Snyder Communications has been classified as compensation to stockholders. ESOP expense is the compensation expense which was recorded by an acquired company when shares were committed to be released to ESOP participants. All such shares were allocated to the ESOP participants by December 31, 1997, and the Company will not incur additional ESOP expenses related to this acquired plan.

     The following sets forth, for the periods indicated, certain components of our income statement data, including such data as a percentage of revenues. Pro forma net income (loss) includes a provision for income taxes as if all of our operations had been taxed as a C corporation for all periods presented. We consider compensation to stockholders, ESOP expense, recapitalization costs and acquisition and related costs to be non-recurring, because our current operations will not result in any compensation to stockholders, ESOP expense, recapitalization costs or acquisition and related costs in future periods.

                                                                 For the Years Ended
                                                                   December 31,
                                            ------------------------------------------------------------
                                                  1999                   1998                  1997
                                            ------------------------------------------------------------
                                                                 (dollars in thousands)
Net revenues                                $ 638,480  100.0%      $ 493,803  100.0%    $ 403,072  100.0%
Operating expenses:
Cost of services                              437,672   68.5         322,980   65.4       273,899   68.0
Selling, general & administrative
 expenses                                     127,898   20.0          96,362   19.5        93,371   23.2
Non-recurring costs                            23,395    3.7          39,514    8.0        49,222   12.1
                                            ---------  -----       ---------  -----     ---------  -----
Income (loss) from operations                  49,515    7.8          34,947    7.1       (13,420)  (3.3)
                                            ---------  -----       ---------  -----     ---------  -----
Interest expense                               (5,795)  (0.9)         (1,753)  (0.4)       (3,178)  (0.8)
Interest income                                 2,873    0.4           3,638    0.7         2,944    0.7
Income tax provision                           29,495    4.6          15,472    3.1         2,982    0.7
                                            ---------  -----       ---------  -----     ---------  -----
Income (loss) from continuing
 operations                                    17,098    2.7          21,360    4.3       (16,636)  (4.1)
                                            ---------  -----       ---------  -----     ---------  -----
Income (loss) from discontinued
 operations (net of income taxes)             (11,562)  (1.8)          1,446    0.3       (10,225)  (2.6)
                                            ---------  -----       ---------  -----     ---------  -----
Net income (loss)                           $   5,536    0.9%      $  22,806    4.6%    $ (26,861)  (6.7)%
                                            ---------  -----       ---------  -----     ---------  -----
Pro forma net income (loss)                 $   5,536    0.9%      $  20,145    4.1%    $ (30,792)  (7.6)%
                                            =========  =====       =========  =====     =========  =====

Year Ended December 31, 1999 Compared to Year Ended December 31, 1998

     Revenues. Our revenues increased $144.7 million or 29.3% to $638.5 million in 1999 from $493.8 million in 1998. Revenues of Brann Worldwide increased $29.6 million, or 11.2%, in 1999 compared to 1998 due to increased levels of service provided to both new and existing clients in the U.S. and U.K. and the May 1999 purchase of Broadwell Marketing Group, offset by a $17.9 million decrease in revenue at one of the Brann Worldwide divisions caused primarily by a reduction in revenue from the sale of long distance telephone service in the U.S. This net increase accounted for 20.5% of the total increase in revenues for 1999. Revenues of Bounty SCA Worldwide increased $70.2 million, or 71.8%, in 1999 compared with 1998 as a result of increased sampling program activities and the purchase of Media Syndication Global ("MSG") in March 1999, which accounted for $53.5 million of the total increase in revenues for 1999. Bounty SCA's increase in revenues accounted for 48.5% of the total increase in revenues for 1999. Revenues of Arnold Communications increased $23.5 million, or 19.7% in 1999 compared with 1998 due to increase in creative and advertising services provided to existing and new clients. This increase accounted for 16.2% of the total increase in revenues in 1999. Revenues of Circle.com increased $22.2 million, or 164.4% in 1999 compared with 1998 as a result of increases in services provided to both new and existing clients and from purchase transactions completed in 1998 and 1999.

     Cost of Services. Our cost of services increased $114.7 million, or 35.5% to $437.7 million in 1999 from $323.0 million in 1998. Cost of services as a percentage of revenues increased to 68.5% in 1999 from 65.4% in 1998. The dollar fluctuation in cost of services at our various operating units corresponds to the revenue changes discussed above. Cost of services within the Brann Worldwide network increased $33.1 million, or 18.0% in 1999 as compared with 1998 and accounted for 28.9% of total increase in cost of services. As a percentage of revenues, Brann Worldwide's cost of services increased from 69.8% to 74.0% between 1999 and 1998. Brann Worldwide's cost of services as a percentage of revenues was favorably impacted in 1999 by a fee of $3.8 million, net of related expenses, that was received for termination of certain services under an existing contract. Cost of services within the Bounty SCA Worldwide network increased $53.8 million, or 117.9%, in 1999 due, in part, to the purchase of MSG, which accounted for $39.8 million of the increase. Bounty SCA's increase in cost of services accounted for the 46.9% of the total increase in cost of services. As a percentage of revenues, Bounty SCA's cost of services for 1999 increased to 59.3% from 46.8% in 1998 primarily as a result of the purchase of MSG. MSG has a higher cost of services as a percentage of revenues than Bounty SCA's other businesses. Cost of services within the Arnold Communications network increased $10.4 million, or 12.2%, in 1999 as compared with 1998 and accounted for 9.1% of the total increase in cost of services. Arnold Communications' cost of services as a percentage of revenues decreased to 66.7% in 1999 from 71.1% in 1998. Cost of services within Circle.com increased in 1999 compared with 1998 due to increase in service provided to new and existing clients and from purchase transactions completed during 1998 and 1999.

     Selling, General and Administrative Expenses. Our selling, general and administrative expenses increased $31.5 million, or 32.7%, to $127.9 million in 1999 from $96.4 million in 1998 as a result of the growth in revenues and purchases discussed above. Selling, general and administrative expenses as a percentage of revenues increased slightly to 20.0% in 1999 from 19.5% in 1998 due to close containment of cost at Brann Worldwide, Bounty SCA Worldwide, and Arnold Communications, offset by increases at Circle.com attributed to the rapid expansion of the business.

     Non-recurring Costs. Our non-recurring costs include compensation to stockholders, ESOP expense, recapitalization costs and acquisition and related costs. No compensation to stockholders was recorded for 1999. Compensation to stockholders was $0.6 million for 1998. Compensation to stockholders reflects compensation paid to certain stockholders of acquired companies prior to their respective mergers with us that is in excess of the compensation provided for in their employment contracts with us. The amount by which the historical compensation paid to these stockholders exceeds the amount provided for in their respective employment contracts with us has been classified as non-recurring cost. No compensation to stockholders is recorded subsequent to an acquisition by us. We recorded $13.8 million in acquisition and related costs during 1999, consisting of (a) $14.3 million of non-cash expense related to a payment to the prior owners of MSG; (b) a $2.0 million reduction to amounts previously recorded due to changes in estimates; and (c) $1.5 million of expense for consulting and related costs necessary to consolidate and integrate certain of our acquired operations. In September 1999, Snyder entered into a separate agreement with the prior owners of MSG whereby Snyder agreed to pay consideration to the prior owners in exchange for the release of any and all claims against Snyder relating to the purchase of MSG by Snyder. The payment was not provided for in the purchase agreement and is not part of the purchase price for accounting purposes. The non-cash amount of $14.3 million was paid in the form of Snyder Communications common stock. We recorded $38.9 million in acquisition and related costs during 1998, and these costs were related to the consummation of pooling of interests transactions during 1998. We completed pooling of interests transactions valued at approximately $207.2 million during 1998. In 1999 we recorded $7.6 million of recapitalization costs related to the October 22, 1999 recapitalization of the Company. This amount consisted of investment banking fees, other professional service fees, SEC registration fees, printing costs, and other related costs. No recapitalization costs were recorded during 1998.

     Interest Expense. Our interest expense increased $4.0 million, or 222.0%, to $5.8 million in 1999 from $1.8 million in 1998. The increase in interest expense is attributable to borrowings under our $195 million unsecured revolving credit facility for the repurchase of stock, acquisitions, and general corporate purposes. If we increase our borrowing levels or if we experience an increase in interest rates, interest expense will increase in future periods.

     Interest Income. We recorded $2.9 million of interest income in 1999 and $3.6 million of interest income in 1998. Interest income varies based on the amount of cash and equivalents available for investment during the periods and on prevailing short-term interest rates.

     Income Tax Provision. We recorded a tax provision of $29.5 million during 1999. Our effective tax rate on our recurring operations is approximately 40.6% for 1999. The actual tax provision recorded differs from the effective rate due to the non-deductibility of certain goodwill amortization and non-recurring costs recorded during the period. We recorded a $15.5 million tax provision in 1998, discussed further under the caption "Year Ended December 31, 1998 Compared to Year Ended December 31, 1997."

     Income (Loss) from Continuing Operations. Our income from continuing operations decreased $4.3 million to $17.1 million in 1999 from $21.4 million in 1998 due to an increase in interest expense and taxes, offset by a decrease in non-recurring costs.

     Discontinued Operations. In June 1999, our board of directors approved the spin-off of our healthcare services group through a distribution to existing stockholders. The distribution was consummated on September 27, 1999 through a special dividend of one share of common stock of Ventiv Health, Inc. ("Ventiv") for every three shares of existing common stock of Snyder. Therefore, the results of operations of Ventiv have been classified as discontinued operations. Ventiv reported net income of $1.8 million in 1999 through the date of the spin-off, and net income of $1.4 million in 1998. 1999 results include a benefit for a one-time $2.0 million reduction in the estimated amount of employee related social charges to be paid as a result of the integration of Ventiv's French sales force. In addition to the results of Ventiv's operations, $13.3 million of costs, net of taxes, related to Ventiv spin-off which were incurred by the Company are reflected in the results from discontinued operations for 1999.

     Net Income (Loss). Our net income decreased $17.3 million to $5.5 million in 1999 from $22.8 million in 1998 due to the $13.0 million decrease in income from discontinued operations and the $4.3 million decrease in income from continuing operations.

     Pro Forma Net Income (Loss). Pro forma net income (loss) shows the effect on net income (loss) assuming all of our operations were taxed as C corporations for 1999 and 1998. Pro forma net income decreased $14.6 million to $5.5 million in 1999 from $20.1 million in 1998.

Year Ended December 31, 1998 Compared to Year Ended December 31, 1997

     Revenues. Our revenues increased $90.7 million, or 22.5%, to $493.8 million in 1998 from $403.1 million in 1997. Revenues of Brann Worldwide increased $49.0 million, or 22.8%, for the year 1998 as compared to 1997 as a result of increased marketing services provided to new and existing clients in the U.S. and U.K. offset by a $12.9 million decline in revenues from the sale of long distance service in the U.S. This change resulted from the start up of a new contract in 1998 which replaced the 1997 contract with a previous customer. Brann Worldwide's increase in revenues accounted for 54% of the 1998 total increase in revenues. Revenues of Arnold Worldwide increased $24.5 million, or 25.9%, for the year 1998 as compared to 1997 due to increase in creative and advertising services to existing and new clients. This increase accounted for 27% of the total increase in revenues during 1998. Revenues of Bounty SCA Worldwide increased $9.3 million, or 10.5%, for the year 1998 as compared to 1997 as a result of increased distribution of product sample and other advertising materials. Bounty SCA's increase in revenues accounted for 10.3% of the 1998 total increase in revenues. Revenues for Circle.com increased $7.9 million, or 141%, for the year 1998 as compared to 1997. This increase is due to approximately $2.4 million of revenue growth from purchase transactions completed in 1998 as well as growth in our client base in both the U.S. and the U.K. Circle.com's increase in revenues accounted for 8.7% of the 1998 increase in revenues.

     Cost of Services. Our cost of services increased $49.1 million, or 17.9%, to $323.0 million in 1998 from $273.9 million in 1997 as a result of the increased revenues discussed above. Cost of services as a percentage of revenues decreased to 65.4% in 1998 from 68.0% in 1997. Cost of services within the Bounty SCA Worldwide network increased $7.5 million, or 19.7%, in 1998 and accounted for 15.3% of the total increase in cost of services. The increase in cost of services is consistent with the revenue change discussed above. Bounty SCA's cost of services as a percentage of revenues for the year 1998 increased to 46.8% from 43.2% for the year 1997. Cost of services within the Brann Worldwide network increased $27.3 million, or 17.4%, in 1998 and accounted for 55.6% of the total increase in cost of services. As a percentage of revenues, Brann Worldwide's cost of services for the year 1998 decreased to 69.8% from 73.0% for the year 1997 due to the ability of existing client support personnel within the network to handle its growth. Cost of services within the Arnold Worldwide network increased $9.1 million, or 12.1%, in 1998 and accounted for 18.5% of the total increase in cost of services. Arnold Worldwide's cost of services as a percentage of revenues for the year 1998 decreased to 71.1% from 79.8% for the year 1997 due to a change in the overall mix of services provided within the Arnold Worldwide network. Cost of services within Circle.com increased for the year 1998 compared to the year 1997 due to purchase transactions in 1998 and an increase in service provided to new and existing clients.

     Selling, General and Administrative Expenses. Our selling, general and administrative expenses increased $3.0 million, or 3.2%, to $96.4 million in 1998 from $93.4 million in 1997 as a result of the growth in revenues discussed above. Selling, general and administrative expenses as a percentage of revenues decreased to 19.5% in 1998 from 23.2% in 1997 due primarily to the revenue growth from the significant increase in services provided throughout 1998 and the lower proportional increase in selling, general and administrative expenses necessary to support the growth. In addition, we have monitored and contained overhead costs closely in all of our operations.

     Non-recurring Costs. Non-recurring costs include compensation to stockholders, ESOP expense, recapitalization costs and acquisition and related costs. Compensation to stockholders was $0.6 million in 1998 and $12.4 million in 1997. Compensation to stockholders reflects compensation paid to certain stockholders of acquired companies prior to their respective mergers with us that is in excess of the compensation provided for in their employment contracts with us. The amount by which the historical compensation paid to these stockholders exceeds the amount provided for in their respective employment contracts with us has been classified as compensation to stockholders. No compensation to stockholders is recorded subsequent to an acquisition by us. The $0.6 million recorded in 1998 relates to certain companies acquired in the third and fourth quarters of 1998, and therefore, was incurred during 1998 by the acquired companies prior to our acquisition of them.

     We did not incur any ESOP expense in 1998. All obligations of the ESOP were settled in 1997, and $5.4 million of ESOP expense was incurred in 1997. The employees of one of the acquired companies that previously participated in the ESOP now participate in our stock incentive plan. We do not expect to incur any ESOP expense in future periods.

     We recorded $38.9 million in non-recurring acquisition and related costs during 1998. These costs were primarily related to the consummation of acquisitions in 1998 and consisted of investment banking fees, expenses associated with the accelerated vesting of options held by employees of certain acquired companies, other professional service fees, transfer taxes and other contractual payments. In addition, this amount included a charge of approximately $2.3 million for costs necessary to consolidate and integrate some of our operations within the Bounty SCA Worldwide network. The charge consisted of $1.2 million of severance and other costs associated with the termination of 42 operations personnel, and $1.1 million of fees and other costs related to these integration activities. The integration did not result in a headcount reduction. Most of the terminated employees elected not to relocate and were replaced. We recorded $31.4 million in non-recurring acquisition and related costs during 1997 related to the consummation of our 1997 acquisitions. Of the $31.4 million, $17.0 million were costs directly related to the consummation of acquisitions in 1997. These costs included primarily investment banking fees , other professional service fees, certain U.K. excise and transfer taxes, as well as a non-cash charge of approximately $9.1 million related to the accelerated vesting of the options held by employees of one of the acquired companies. The remaining $5.3 million consisted of the write-off of deferred license fees and the accrual of a liability to resolve outstanding litigation. Both the write-off of the deferred fees and the accrual of the liability were recorded due to changes in fact which resulted from acquisitions in 1997.

     Interest Expense. We recorded $1.8 million of interest expense in 1998 and $3.2 million of interest expense in 1997. The interest expense recorded in both 1998 and 1997 consists primarily of interest on debt at acquired companies prior to their acquisition by us. We generally repaid the debt of acquired companies.

     Interest Income. We recorded $3.6 million of interest income in 1998 and $2.9 million of interest income in 1997. The increase in interest income corresponds to the increase in funds available for investment. Snyder Communications' average cash balance was greater in 1998 than in 1997 due primarily to public stock offerings and stock option exercises.

     Income Tax Provision. We recorded a $15.5 million tax provision in 1998, consisting of a $27.7 million provision for our income from recurring operations plus interest, a $9.6 million benefit from the $39.5 million in non-recurring costs and a $2.6 million benefit from the S corporation status of certain entities prior to our acquisition of them. Our effective rate for the year ended December 31, 1998 differs from the Federal statutory rate due primarily to the non-deductibility of certain of the non-recurring costs and state income taxes. Pro forma net income discussed below includes a provision for income taxes as if all of our operations had been taxed as a C corporation for the year ended December 31, 1998.

     We recorded a $3.0 million tax provision in 1997, consisting of a $14.2 million provision for our income from recurring operations less interest, an $8.6 million benefit from the $49.2 million in non-recurring costs and a $2.6 million benefit from the S corporation status of certain entities prior to our acquisition of them. Pro forma net income discussed below includes a provision for income taxes as if all of our operations had been taxed as a C corporation for the year ended December 31, 1997.

     Income (Loss) from Continuing Operations. Our income from continuing operations increased $38.0 million to income of $21.4 million in 1998 from a loss of $16.6 million in 1997, due primarily to the overall growth in revenues and the containment of costs.

     Discontinued Operations. In June 1999, our board of directors approved the spin-off of our healthcare services group through a distribution to existing stockholders. Therefore, the results of operations of Ventiv have been classified as discontinued operations. Ventiv reported net income of $1.4 million in 1998 and a net loss of $8.7 million in 1997. The increase in income
(loss) from discontinued operations reflects the overall growth of the healthcare services group. Growth in revenues exceeded growth in total costs and expenses.

     In October 1997, the board of directors of one of the companies acquired in a pooling of interests transaction in 1998 approved the spin-off of its sports management operations which were carried on by one of its wholly owned subsidiaries, Bob Woolf Associates, Inc. ("BWA"). The acquiree purchased BWA in May 1996. The spin-off was completed on October 31, 1997 through a distribution of shares to the common stockholders of the acquiree. BWA reported a net loss of $1.5 million in 1997.

     Net Income (Loss). Our net income increased $49.7 million to $22.8 million in 1998 from a loss of $26.9 million in 1997 which is consistent with our growth in revenues and containment of costs.

     Pro Forma Net Income (Loss). Pro forma net income (loss) shows the effect on net income (loss) assuming all of our operations were taxed as C corporations for all of 1998 and 1997. Our pro forma net income (loss) increased $50.9 million to income of $20.1 million in 1998 from a loss of $30.8 million in 1997, due primarily to the overall growth in revenues and containment of costs. Revenue growth exceeded the growth in cost of services and selling, general and administrative expenses.

Liquidity and Capital Resources

     At December 31, 1999, we had $89.5 million in cash and equivalents. Cash and equivalents increased $41.6 million during 1999, due to the $66.4 million provided by operating activities of continuing operations, the $60.9 million net cash provided by financing activities of continuing operations, offset by the $54.3 million used in investing activities of continuing operations, the $30.6 million used by discontinued operations and the $0.8 million effect of changes in exchange rates. The $60.9 million in cash provided by financing activities consists primarily of additional borrowings for acquisitions and proceeds received from the exercise of stock options. The $54.3 million in cash used in investing activities consists primarily of cash used for business acquisitions and capital expenditures.

     Our operating activities of continuing operations have provided positive cash flows for each of the three years ended December 31, 1999. We believe that our cash and equivalents, as well as the cash provided by operations and available financing, will be sufficient to fund our current operations, planned capital expenditures and anticipated growth of our existing business over the next 12 months and beyond. We currently do not have any significant contractual purchasing obligations other than existing facility and equipment operating leases.

     If we acquire additional businesses in transactions that include cash payments as part of the purchase price, both in the short-term and the long-term, we will first use excess cash available from operations and then pursue additional debt or equity financing as sources of cash necessary to complete the acquisitions. In August 1999, we entered into a $195 million unsecured revolving credit facility with a term of four years for acquisitions and general corporate purposes, as well as the repurchase of up to $250 million of Snyder Communications common stock that the Board of Directors has previously approved. Interest on amounts borrowed under the credit facility is based on the London Interbank Offered Rate or the lending bank's base rate of interest. Availability under this credit facility is subject to our compliance with various financial ratios, operating covenants and other customary conditions. The financial covenants are summarized as follows:

  . our consolidated debt may not be more than 2.5 times trailing four quarter earnings before interest, taxes, depreciation and amortization (EBITDA), as defined in the agreement;
  . our consolidated trailing fourth quarter EBITDA may not be less than 3.5 times our consolidated interest expense;
  . our consolidated net worth must exceed $225 million, adjusted prospectively to include 50% of our net income and 100% of the proceeds of any future equity issuance; and
  . our consolidated trailing four quarter EBITDA must be greater than $80 million.

  At December 31, 1999, there was $180 million in outstanding borrowings under the credit facility at a weighted average interest rate of 7.725 %. In addition to borrowing under the line of credit, we could pursue other debt or equity transactions to finance our acquisitions, depending on market conditions. However, there can be no assurance that we will be successful in raising the cash required to complete all acquisition opportunities which we may seek in the future.

     Of the $250 million approved stock buyback, $100 million is authorized only for the repurchase of shares to be reissued in specifically identified purchase business combinations. During 1999, we repurchased 5.3 million shares of Snyder Communications, Inc. common stock and 0.7 million Shares of SNC common stock for a total of $107.7 million and returned those shares to our corporate portfolio.

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

            SNC--MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                      CONDITION AND RESULTS OF OPERATIONS

     The following discussion of SNC's results of operations and of its liquidity and capital resources is based upon SNC's combined financial statements. The entities with which SNC has entered into mergers accounted for as pooling of interests for financial reporting purposes will be collectively referred to as the "Pooled Entities" and their mergers will be referred to herein as the "Acquisitions". The combined financial statements have been retroactively restated to reflect the combined financial position and the combined results of operations and cash flows of the Pooled Entities for all periods presented, giving effect to the Acquisitions as if they had occurred at the beginning of the earliest period presented. The following discussion should be read in conjunction with the combined financial statements of SNC and the related notes thereto included elsewhere in this Annual Report on Form 10-K.

     On February 20, 2000, Havas Advertising ("Havas"), HAS Acquisition Corp. and Snyder Communications, Inc. entered into an Agreement and Plan of Merger, pursuant to which HAS Acquisition Corp. will be merged with and into Snyder Communications, with Snyder Communications surviving as a subsidiary of Havas (the "Merger"). The consummation of the Merger is subject to certain conditions, including approval by the stockholders of each of Snyder Communications and Havas and receipt of all required regulatory approvals. The items included in this Annual Report on Form 10-K discuss the business, results of operations, and financial condition of Snyder Communications without regard to the impact that the Merger could have on Snyder Communications, SNC, or Circle.com.


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


     Non-recurring costs consist of acquisition and related costs, recapitalization costs, compensation to stockholders and ESOP expense. Acquisition and related costs consist primarily of investment banking fees, other professional service fees, certain tax payments and other contractual payments resulting from the consummation of our pooling of interests transactions, as well as the costs of consolidating certain of our acquired operations. Recapitalization costs consist of investment banking fees, other professional service fees and other costs related to the October 22, 1999 recapitalization of Snyder Communications in which the Snyder Communications, Inc. common stock was replaced by the SNC common stock and the Circle.com common stock. Compensation to stockholders consists of excess compensation paid to certain stockholders of acquired companies prior to their respective mergers with SNC. The amount by which the historical compensation of these stockholders exceeds that provided in their employment contracts with SNC has been classified as compensation to stockholders. ESOP expense is the compensation expense which was recorded by an acquired company when shares were committed to be released to ESOP participants. All such shares were allocated to the ESOP participants by December 31, 1997, and SNC will not incur additional ESOP expenses related to this acquired plan.

     The following sets forth, for the periods indicated, certain components of SNC's income statement data, including such data as the percentage of revenues. Pro forma net income includes a provision for income taxes as if all operations of SNC had been taxed as a C corporation for all periods presented. SNC considers compensation to stockholders, ESOP expense, recaptalization costs and acquisition and related costs to be non-recurring, because SNC's current operations will not result in any compensation to stockholders, ESOP expense, recapitalization costs or acquisition and related costs in future periods.

                                                             For the Years Ended
                                                                 December 31,
                                          -------------------------------------------------------------
                                                   1999              1998                   1997
                                          -------------------------------------------------------------
                                                             (dollars in thousands)
Net revenues                              $603,550    100.0%  $480,289    100.0%    $397,505      100.0%
Operating expenses:
Cost of services                           411,601     68.2    314,255     65.4      270,268       68.0
Selling, general & administrative
 expenses                                 105,598      17.5     92,071     19.2       90,555       22.8
Non-recurring costs                        19,570       3.2     39,514      8.2       49,004       12.3
                                         --------    ------    -------   ------     --------    -------
Income (loss) from operations              66,781      11.1     34,449      7.2      (12,322)      (3.1)
                                         --------    ------    -------   ------     --------    -------
Interest expense                           (5,217)     (0.9)    (1,753)    (0.4)      (3,178)      (0.8)
Interest income                             2,941       0.5      3,638      0.8        2,944        0.7
Income tax provision                       33,017       5.5     14,972      3.2        3,950        1.0
                                         --------    ------    -------   ------     --------    -------
Income (loss) from continuing
 operations                                31,488       5.2     21,362      4.4      (16,506)      (4.2)
                                         --------    ------    -------   ------     --------    -------
Income (loss) from discontinued
 Operations (net of income taxes)         (11,562)     (1.9)     1,446      0.3      (10,225)      (2.5)
                                         --------    ------    -------   ------     --------    -------
Net income (loss)                        $ 19,926       3.3%   $22,808      4.7%    $(26,731)      (6.7)%
                                         ========    ======    =======   ======     ========    =======
Pro forma net income (loss)              $ 19,926       3.3%   $20,022      4.2%    $(30,051)      (7.6)%
                                         ========    ======    =======   ======     ========    =======

Year Ended December 31, 1999 Compared to Year Ended December 31, 1998.

     Revenues.   SNC's revenues increased $123.3 million, or 25.7%, to $603.6 million in 1999 from $480.3 million in 1998. Revenues of Brann Worldwide increased $29.6 million, or 11.2%, in 1999 compared with 1998 due to increased levels of service provided to both new and existing clients in the U.S. and U.K. and the May 1999 purchase of Broadwell Marketing Group, offset by a $17.9 million decrease in revenue at one of the Brann Worldwide divisions caused primarily by a reduction in revenue from the sale of long distance telephone service in the U.S. This net increase accounted for 24.0% of the total increase in revenues for 1999. Revenues of Bounty SCA Worldwide increased $70.2 million, or 71.8%, in 1999 compared with 1998 as a result of increased sampling program activities and the purchase of Media Syndication Global ("MSG") in March 1999, which accounted for $53.5 million of the increase. Bounty SCA's increase in revenues accounted for 56.9% of the total increase in revenues for 1999. Revenues of Arnold Communications increased $23.5 million, or 19.7%, in 1999 compared with 1998 due to increase in creative and advertising services provided to existing and new clients. This increase accounted for 19.1% of the total increase in revenues for 1999.

     Cost of services. SNC's cost of services increased $97.3 million, or 31.0%, to $411.6 million in 1999 from $314.3 million in 1998. Cost of services as a percentage of revenues increased to 68.2% in 1999 from 65.4% in 1998. The dollar fluctuations in cost of services at our various operating units correspond to the revenue changes discussed above. Cost of services within the Brann Worldwide network increased $33.1 million, or 18.0%, in 1999 as and accounted for 34.0% of the total increase in cost of services. As a percentage of revenues, Brann Worldwide's cost of services increased from 69.8% in 1998 to 74.0% in 1999. Brann Worldwide's cost of services as a percentage of revenues was favorably impacted in 1999 by a fee of $3.8 million, net of related expenses, that was received for termination of certain services under an existing contract. Cost of services within the Bounty SCA Worldwide network increased $53.8 million, or 117.9%, in 1999 due, in part, to the purchase of MSG, which accounted for $39.8 million of the increase. Bounty SCA's increase in cost of services accounted for 55.3% of the total increase in cost of services. As a percentage of revenues, Bounty SCA's cost of services for 1999 increased to 59.3% from 46.8% in 1998 primarily as a result of the purchase of MSG. MSG has a higher cost of services as a percentage of revenues than Bounty SCA's other businesses. Cost of services within the Arnold Communications network increased $10.4 million, or 12.2%, in 1999 and accounted for 10.7% of the total increase in cost of services. Arnold Communications' cost of services as a percentage of revenues decreased to 66.7% in 1999 from 71.1% in 1998.

     Selling, General and Administrative Expenses. SNC's selling, general and administrative expenses increased $13.5 million, or 14.7%, to $105.6 million in 1999 from $92.1 million in 1998 as a result of the growth in revenues discussed above. Selling, general and administrative expenses as a percentage of revenues decreased to 17.5% for 1999 from 19.2% in 1998 as a result of the close monitoring and containment of these expenses as our revenues have increased.

     Non-recurring Costs. Our non-recurring costs include compensation to stockholders, ESOP expense, recapitalization costs and acquisition and related costs. No compensation to stockholders was recorded in 1999 as compared with $0.6 million in 1998. Compensation to stockholders reflects compensation paid to certain stockholders of acquired companies prior to their respective mergers with SNC that is in excess of the compensation provided for in their employment contracts with SNC. The amount by which the historical compensation paid to these stockholders exceeds the amount provided for in their respective employment contracts with SNC has been classified as non-recurring costs. No compensation to stockholders is recorded subsequent to an acquisition by SNC. We recorded $13.8 million in acquisition and related costs during 1999, consisting of (a) $14.3 million of non-cash expense related to a payment to the prior owners of MSG; (b) a $2.0 million reduction to amounts previously recorded due to changes in estimates; and (c) $1.5 million of expense for consulting and related costs necessary to consolidate and integrate certain of our acquired operations. In September 1999, Snyder entered into a separate agreement with the prior owners of MSG whereby Snyder agreed to pay consideration to the prior owners in exchange for the release of any and all claims against Snyder relating to the purchase of MSG by Snyder. The payment was not provided for in the purchase agreement and is not part of the purchase price for accounting purposes. The non-cash amount of $14.3 million was paid in the form of Snyder Communications common stock. SNC recorded $38.9 million in acquisition and related costs during 1998, and these costs were related to the consummation of pooling of interests transactions during 1998. In 1999 we recorded $5.8 million of recapitalization costs related to the October 22, 1999 recapitalization of Snyder Communications, Inc. in which the Snyder Communications, Inc. common stock was replaced with the SNC common stock and the Circle.com common stock. This amount consisted of investment banking fees, other professional service fees, SEC registration fees, printing costs, and other related costs. No recapitalization costs were recorded during 1998.

     Interest Expense. SNC's interest expense increased $3.4 million, or 188.9%, to $5.2 million in 1999 from $1.8 million in 1998. The increase in interest expense is attributable to borrowings under the $195 million unsecured revolving credit facility. If we increase our borrowing levels or if we experience an increase in interest rates, interest expense will increase in future periods.

     Interest Income. We recorded $2.9 million of interest income during 1999 and $3.6 million of interest income in 1998. Interest income varies based on the amount of cash and equivalents available for investment during the periods and on prevailing short-term interest rates.

     Income Tax Provision. SNC recorded a tax provision of $33.0 million in 1999. SNC's effective tax rate on its recurring operations is approximately 38.0% for December 31, 1999. The actual tax provision recorded differs from the effective rate partly due to the non-deductibility of certain goodwill amortization and non-recurring costs recorded during the period. SNC recorded a $15.0 million tax provision in 1998, discussed further under the caption, "Year Ended December 31, 1998 Compared to Year Ended December 31, 1997."

     Income (Loss) from Continuing Operations. SNC's income from continuing operations increased $10.1 million to $31.5 million in 1999 from $21.4 million in 1998 due to an increase in operating income and a decrease in non-recurring acquisition and related costs, offset by an increase in interest expense and tax expense.

     Discontinued Operations. In June 1999, Snyder Communications' Board of Directors approved the spin-off of our healthcare services group through a distribution to existing stockholders. The distribution was consummated on September 27, 1999 through a special dividend of one share of common stock of Ventiv Health Inc. ("Ventiv") for every three shares of existing common stock of Snyder Communications. Therefore, the results of operations of Ventiv have been classified as discontinued operations. Ventiv reported net income of $1.8 million in 1999 through the date of the spin-off and net income of $1.4 million for 1998. 1999 results include the benefit of a one-time $2.0 million reduction in the estimated amount of employee related social charges to be paid as a result of the integration of Ventiv's French sales force. In addition to the results of Ventiv's operations, $13.3 million of costs, net of taxes, related to Ventiv spin-off which were incurred by SNC are reflected in the results from discontinued operations for 1999.

     Net Income (Loss). SNC net income decreased $2.9 million to $19.9 million in 1999 from $22.8 million in 1998 due primarily to the expenses incurred with regard to the Ventiv spin-off.

     Pro Forma Net Income (Loss). Pro forma net income (loss) shows the effect on net income (loss) assuming all of our operations were taxed as C corporations all of 1999 and 1998. Pro forma net income decreased $0.1 million to $19.9 million in 1999 from $20.0 million in 1998.


Year Ended December 31, 1998 Compared to Year Ended December 31, 1997.

     Revenues. SNC's revenues increased $82.8 million, or 20.8%, to $480.3 million in 1998 from $397.5 million in 1997. The increase in revenues was primarily attributable to increased services to new and existing customers within the Brann Worldwide, Arnold Worldwide and Bounty SCA Worldwide networks. Revenues of Brann Worldwide increased $49.0 million, or 22.8%, for the year 1998 as compared to 1997 as a result of increased marketing services provided to new and existing clients in the U.S. and the U.K. offset by a $12.9 million decline in revenues from the sale of long distance service in the U.S. This change resulted from the start up of a new contract in 1998 which replaced the 1997 contract with a previous customer. Brann Worldwide's increase in revenues accounted for 59.2% of the 1998 total increase in revenues. Revenues of Arnold Worldwide increased $24.5 million, or 25.9%, for the year 1998 as compared to 1997 due to increase in creative and advertising services to existing and new clients. This increase accounted for 29.6% of the total increase in revenues during 1998. Revenues of Bounty SCA increased $9.3 million, or 10.5%, for the year 1998 as compared to 1997 as a result of increased distribution of product sample and other advertising materials. Bounty SCA's increase in revenues accounted for 11.2% of the 1998 total increase in revenues.

  Cost of Services.   SNC's cost of services increased $44.0 million, or 16.3%,
to $314.3 million in 1998 from $270.3 million in 1997. Cost of services as a percentage of revenues decreased to 65.4% in 1998 from 68.0% in 1997. Cost of services within the Bounty SCA Worldwide network increased $7.5 million, or 19.7%, in 1998 and accounted for 17.1% of the total increase in cost of services. The increase in cost of services is consistent with the revenue change discussed above. Bounty SCA's cost of services as a percentage of revenues for the year 1998 increased to 46.8% from 43.2% for the year 1997 as a result of higher costs in Bounty SCA's U.S. operations. Cost of services within the Brann

Worldwide network increased $27.3 million, or 17.4%, in 1998 and accounted for 62.1% of the total increase in cost of services. As a percentage of revenues, Brann Worldwide's cost of services for the year 1998 decreased to 69.8% from 73.0% for the year 1997 due to the ability of existing client support personnel within the network to handle its growth. Cost of services within the Arnold Worldwide network increased $9.1 million, or 12.1%, in 1998 and accounted for 20.8% of the total increase in cost of services. Arnold Worldwide's cost of services as a percentage of revenues for the year 1998 decreased to 71.1% from 79.8% for the year 1997 due to a change in the overall mix of services provided within the Arnold Worldwide network.

     Selling, General and Administrative Expenses. SNC's selling, general and administrative expenses increased $1.5 million, or 1.7%, to $92.1 million from $90.6 million in 1997 as a result of the growth in revenues discussed above. Selling, general and administrative expenses as a percentage of revenues decreased to 19.2% in 1998 from 22.8% in 1997 due primarily to the lower proportional increase in selling, general and administrative expenses necessary to support the growth in revenues. In addition, SNC has monitored and contained overhead costs within each of the networks.

     Non-recurring Costs. Non-recurring costs include compensation to stockholders, ESOP expense, recapitalization costs and acquisition and related costs. Compensation to stockholders was $0.6 million in 1998 and $12.4 million in 1997. Compensation to stockholders reflects compensation paid to certain stockholders of acquired companies prior to their respective mergers with SNC that is in excess of the compensation provided for in their employment contracts with SNC. The amount by which the historical compensation paid to these stockholders exceeds the amount provided for in their respective employment contracts with SNC has been classified as compensation to stockholders. No compensation to stockholders is recorded subsequent to an acquisition by SNC. The $0.6 million recorded in 1998 relates to certain companies acquired in the third and fourth quarters of 1998, and therefore, was incurred during 1998 by the acquired companies prior to their acquisition.

     SNC did not incur any ESOP expense in 1998. All obligations of the ESOP were settled in 1997, and $5.2 million of ESOP expense was incurred in 1997. The employees of one of the acquired companies that previously participated in the ESOP now participate in Snyder Communications' stock incentive plan. SNC does not expect to incur any ESOP expense in future periods.

     SNC recorded $38.9 million in non-recurring acquisition and related costs during 1998. These costs were primarily related to the consummation of acquisitions in 1998 and consisted of investment banking fees, expenses associated with the accelerated vesting of options held by employees of certain acquired companies, other professional service fees, transfer taxes and other contractual payments. In addition, this amount included a charge of approximately $2.6 million for costs necessary to consolidate and integrate some of SNC's operations within the Bounty SCA Worldwide network. The charge consisted of $1.6 million of severance and other costs associated with the termination of 42 employees, and $1.0 million of fees and other costs related to these integration activities. The integration did not result in a headcount reduction. Most of the terminated employees elected not to relocate and were replaced. SNC recorded $31.4 million in non-recurring acquisition and related costs during 1997 related to the consummation of its 1997 acquisitions. Of the $31.4 million, $17.0 million were costs related to the consummation of acquisitions in 1997. These costs included primarily investment banking fees, other professional service fees, and certain U.K. excise and transfer taxes, as well as a non-cash charge of approximately $9.1 million related to the accelerated vesting of the options held by employees of one of the acquired companies. The remaining $5.3 million consisted of the write-off of deferred license fees and the accrual of a liability to resolve outstanding litigation. Both the write-off of deferred fees and the accrual of the liability were recorded due to changes in fact which resulted from acquisitions in 1997.


     Interest Expense. SNC recorded $1.8 million of interest expense in 1998 and $3.2 million of interest expense in 1997. The interest expense recorded in both 1998 and 1997 consists primarily of interest on debt at acquired companies prior to their acquisition by SNC. SNC generally repaid the debt of acquired companies.

     Interest Income. SNC recorded $3.6 million of interest income in 1998 and $2.9 million of interest income in 1997. The increase in interest income corresponds to the increase in funds available for investment. SNC's average cash balance was greater in 1998 than in 1997 due primarily to public stock offerings and stock option exercises.

     Income Tax Provision. SNC recorded a $15.0 million tax provision in 1998, consisting of a $27.2 million provision for our income from recurring operations less interest, a $9.6 million benefit from the $39.5 million in non-recurring costs, and a $2.6 million benefit from the S corporation status of certain entities prior to their respective acquisitions by SNC. SNC's effective tax rate for the year ended December 31, 1998 differs from the Federal statutory rate due primarily to the non-deductibility of certain of the non-recurring costs and state income taxes. Pro forma net income discussed below includes a provision for income taxes as if all operations of SNC had been taxed as a C corporation for the year ended December 31, 1998. SNC recorded a $4.0 million tax provision in 1997, consisting of a $14.5 million provision for our income from recurring operations less interest, an $8.5 million benefit from the $49.0 million in non-recurring costs, and a $2.0 million benefit from the S corporation status of certain entities prior to their respective acquisitions by SNC. SNC's effective tax rate for the year ended December 31, 1997 differs from the Federal statutory rate due primarily to the non-deductibility of certain of the non-recurring costs and state income taxes. Pro forma net income discussed below includes a provision for income taxes as if all operations of SNC had been taxed as a C corporation for the year ended December 31, 1997.

     Income (Loss) from Continuing Operations. SNC's income from continuing operations increased $37.9 million to income of $21.4 million in 1998 from a loss of $16.5 million in 1997, due primarily to the overall growth in revenues and the containment of costs.

     Discontinued Operations. In June 1999, Snyder Communications' board of directors approved the spin-off of Snyder Communications' healthcare services business through a distribution to existing Snyder Communications stockholders. Therefore, the results of operations of Ventiv have been classified as discontinued operations. Ventiv reported net income of $1.4 million in 1998 and a net loss of $8.7 million in 1997. The increase in income (loss) from discontinued operations reflects the overall growth of Ventiv. Growth in revenues exceeded growth in total costs and expenses in 1998.

     In October 1997, the board of directors of one of the companies SNC acquired in a pooling of interests transaction in 1998 approved the spin-off of its sports management operations which were carried on by one of its wholly owned subsidiaries, BWA. The acquiree purchased BWA in May 1996. The spin-off was completed on October 31, 1997 through a distribution of shares to the common stockholders of the acquiree. BWA reported a net loss of $1.5 million in 1997.

     Net Income (Loss). SNC's net income increased $49.5 million to $22.8 million in 1998 from a loss of $26.7 million in 1997 which is consistent with SNC's growth in revenues and containment of costs.

     Pro Forma Net Income (Loss). Pro forma net income (loss) shows the effect on net income (loss) assuming all of SNC's operations were taxed as C corporations for all of 1998. Pro forma net income increased $50.1 million to income of $20.0 million in 1998 from a pro forma net loss of $30.1 million in 1997.

Liquidity and Capital Resources

     At December 31, 1999, SNC had $87.5 million in cash and equivalents. Cash and equivalents increased $39.6 million during 1999, due to the $80.3 million provided by operating activities of continuing operations, the $42.4 million net cash provided by financing activities of continuing operations, offset by the $51.7 million used in investing activities for continuing operations, the $30.6 million used by discontinued operations, and the $0.8 million effect of changes in the exchange rate. The cash provided by financing activities consists primarily of additional borrowings for acquisitions. The $51.7 million in cash used in investing activities consists primarily of cash used for business acquisitions and capital expenditures, including intangibles. Other than the $12.3 million of debt attributed to Circle.com at the October 22, 1999 Recapitalization date, all cash advances and businesses attributed to Circle.com prior to that time have been considered a capital contribution to Circle.com. Following the Recapitalization, Snyder Communications began to attribute each incurrence or issuance of external debt and the proceeds of that incurrence or issuance to SNC, to the extent the proceeds are used for the benefit of SNC, and to Circle.com, to the extent the proceeds are used for the benefit of Circle.com by SNC. As a result, with respect to the allocation of interest and debt, the historical financial statements will not be comparable to future periods.

     Our operating activities of continuing operations have provided positive cash flows for each of the three years ended December 31, 1999. SNC believes that its cash and equivalents, as well as the cash provided by operations and available financing, will be sufficient to fund its current operations, planned capital expenditures and anticipated growth of its existing business over the next 12 months and beyond. If SNC acquires additional businesses in transactions that include cash payments as part of the purchase price, both in the short-term and the long-term, we will first use excess cash available from operations and then pursue additional debt or equity financing as sources of cash necessary to complete the acquisitions. We currently do not have any significant contractual purchasing obligations other than existing facility and equipment operating leases.

     In August 1999, Snyder Communications entered into a $195 million unsecured revolving credit facility with a term of four years, which we will use for acquisitions and general corporate purposes, as well as the repurchase of up to $250 million of Snyder Communications' common stock that the Board of Directors has previously approved. Interest on amounts borrowed under the credit facility is based on the London Interbank Offered Rate, the lending bank's base rate of interest or the federal funds rate. Availability under the credit facility is subject to our compliance with various financial ratios, operating covenants and other customary conditions (see the Snyder Communications, Inc. discussion of Liquidity and Capital Resources). On December 31, 1999, there was $180 million in outstanding borrowings under the credit facility at a weighted average interest rate of 7.725% and $156.7 million of that debt was attributed to SNC.

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

     Private Securities Litigation Reform Act of 1995 -- A Caution Concerning Forward-Looking Statements

     Any statement made in this Form 10-K that deals with information that is not historical, such as statements concerning our anticipated financial results, are forward-looking statements. We wish to caution readers not to place undo reliance on any of these forward-looking statements, which speak only as of the date made. Forward-looking statements are subject to the occurrence of many events outside our control and to various risk factors that could cause results to differ materially from those expressed in Snyder Communications' periodic reports and registration statements filed with the Securities and Exchange Commission, and press releases or other public communications of Snyder Communications or SNC.

              CIRCLE.COM--MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                 FINANCIAL CONDITION AND RESULTS OF OPERATIONS


     The following discussion of Circle.com's results of operations and of its liquidity and capital resources is based upon Circle.com's combined financial statements. The entities with which Circle.com has entered into mergers accounted for as pooling of interests for financial reporting purposes will be collectively referred to as the "Pooled Entities" and their mergers will be referred to herein as the "Acquisitions". The combined financial statements have been retroactively restated to reflect the combined financial position and the combined results of operations and cash flows of the Pooled Entities for all periods presented, giving effect to the Acquisitions as if they had occurred at the beginning of the earliest period presented. The following discussion should be read in conjunction with the combined financial statements of Circle.com and the related notes thereto included elsewhere in this Annual Report on Form 10-K.

     On February 20, 2000, Havas Advertising ("Havas"), HAS Acquisition Corp. and Snyder Communications, Inc. entered into an Agreement and Plan of Merger, pursuant to which HAS Acquisition Corp. will be merged with and into Snyder Communications, with Snyder Communications surviving as a subsidiary of Havas (the "Merger"). The consummation of the Merger is subject to certain conditions, including approval by the stockholders of each of Snyder Communications and Havas and receipt of all required regulatory approvals. The items included in this Annual Report on Form 10-K discuss the business, results of operations, and financial condition of Snyder Communications without regard to the impact that the Merger could have on Snyder Communications, SNC, or Circle.com.

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

                                                                       For the Years Ended
                                                                          December 31,
                                               -----------------------------------------------------------
                                                       1999                 1998               1997
                                               -----------------------------------------------------------
                                                                    (dollars in thousands)
Net revenues                                   $ 35,726     100.0%    $13,514    100.0%  $ 5,567     100.0%

Operating expenses:
Professional services                            21,990      61.5       7,114     52.6     3,044      54.7
Office and general                               27,177      76.1       5,902     43.7     3,621      65.0
Non-recurring costs                               3,825      10.7         ---      ---       ---       ---
                                               --------    ------     -------   ------   -------   -------
Income (loss) from operations                   (17,266)    (48.3)        498      3.7    (1,098)    (19.7)
                                               --------    ------     -------   ------   -------   -------
Interest expense                                   (668)     (1.8)        ---      ---      ---       ---
Interest income                                      22       ---         ---      ---      ---       ---
                                               --------    ------     -------   ------   -------   -------
Income (loss) before income taxes               (17,912)    (50.1)        498      3.7    (1,098)    (19.7)
                                               --------    ------     -------   ------   -------   -------
Income tax provision (benefit)                   (3,522)     (9.8)        500      3.7      (968)    (17.4)
                                               --------    ------     -------   ------   -------   -------
Net loss                                       $(14,390)    (40.3)%   $    (2)     ---%  $  (130)     (2.3)%
                                               ========    ======     =======   ======   =======   =======
Pro forma net income (loss)                    $(14,390)    (40.3)%   $   123      0.9%  $  (741)    (13.3)%
                                               ========    ======     =======   ======   =======   =======

Year Ended December 31, 1999 Compared to Year Ended December 31, 1998.

     Net Revenues. Circle.com's net revenues increased $22.2 million, or 164.4%, to $35.7 million in 1999 from $13.5 million in 1998. This includes approximately $9.4 million of revenue growth from purchase transactions completed during 1998 and 1999. In addition, Circle.com has accelerated its hiring which has caused growth in its client base, size and scope of client engagements and headcount in both the U.S. and the U.K. from 1998 to 1999, as more companies recognize that the Internet is an increasingly important marketing tool and an effective way to reach customers.

     Professional Service Expenses. Circle.com's professional service expenses increased $14.9 million, or 209.9%, to $22.0 million in 1999 from $7.1 million in 1998. Professional service expenses as a percentage of net revenues increased to 61.5% in 1999 from 52.6% in 1998. The increase in professional service expenses is consistent with the purchase transactions and increase in personnel at Circle.com necessary to support the increased level of business in 1999. We have grown our infrastructure and personnel level at a faster rate than our revenue level has increased in order to accommodate our growth. We believe that our existing infrastructure can absorb additional business without added cost. However, if we continue to pursue an aggressive growth strategy our costs could continue to grow at a faster rate than our revenues as we pursue this strategy.

     Office and General Expenses. Office and general expenses increased $21.3 million, or 361.0%, to $27.2 million in 1999 from $5.9 million in 1998. Office and general expenses as a percentage of net revenues increased to

76.1% in 1999 from 43.7% in 1998. The increase in office and general expenses both as a percentage of revenues and in absolute dollars is directly related to the expansion of our infrastructure to support increased revenue and from $3.9 million of goodwill amortization which results from the purchase transactions which were completed during the fourth quarter of 1998 and 1999. The office and general expenses reported through September 30, 1999 did not include any amounts related to the costs of having a publicly traded security.

     Non-Recurring Costs. Circle.com recorded $3.8 million in non-recurring costs in 1999 and none in 1998. The costs represent costs associated with recapitalization of the Snyder Communications in 1999 in which the Snyder Communications, Inc. common stock was replaced by the SNC common stock and the Circle.com common stock.

     Interest Expense. Circle.com recorded $0.7 million of interest expense in 1999. There was no interest expense recorded in 1998. Interest expense is related to the debt attributed to Circle.com by Snyder Communications for certain acquisitions and for amounts advanced to Circle.com by SNC following the October 22, 1999 recapitalization.

     Interest Income. Circle.com recorded $0.02 million of interest income in 1999. There was no interest income recorded for 1998. Circle.com had low cash balances throughout the year of 1999.

     Income Tax Provision (Benefit). Circle.com recorded a tax benefit of $3.5 million in 1999. The effective rate differs from the statutory rate due primarily to non-deductible differences resulting from goodwill amortization and the non-deductible recapitalization costs. Circle.com recorded a $0.5 million tax provision in 1998 which includes the impact of the S corporation status of certain aspects of Circle.com operations prior to their acquisitions by Snyder Communications in pooling of interests transactions.

     Net Loss. Net loss increased to a loss of $14.4 million in 1999 from net loss of $2 thousand in 1998 due to the decreased operating margin in 1999 which results from higher levels of personnel necessary to accommodate growth of the business and due to increased goodwill amortization. Pro forma net income (loss) decreased to a $14.4 million loss in 1999 from $0.1 million income in 1998. Pro forma net loss includes a benefit for federal and state income taxes as if Circle.com had been a taxable C corporation for all periods presented. To facilitate growth, we intend to make investments in Circle.com to promote the business and its name, to further enhance the skills of our employees, to further business development efforts and to make further investment in technology. We expect that this additional investment in Circle.com will cause our expenses to be higher than our revenues for the foreseeable future.

Year Ended December 31, 1998 Compared to Year Ended December 31, 1997.

     Net Revenues. Circle.com's net revenues increased $7.9 million, or 141.1%, to $13.5 million in 1998 from $5.6 million in 1997. This includes approximately $2.4 million of revenue growth from purchase transactions completed during 1998. The remainder of the increase in revenues is the result of an increase in services provided to both new and existing clients of $3.3 million and $2.2 million, respectively, consisting of multiple projects. Circle.com experienced growth in its client base in both the U.S. and the U.K. Revenues from services provided in the U.S. grew by approximately $4.8 million and revenues from services in the U.K. grew by approximately $0.7 million, excluding purchase transactions. We believe that more companies recognize the Internet as an increasingly important marketing tool and an effective way to reach customers.

     Professional Service Expenses. Circle.com's professional service expenses increased $4.1 million, or 136.7%, to $7.1 million in 1998 from $3.0 million in 1997. Professional service expenses as a percentage of net revenues decreased to 52.6% in 1998 from 54.7% in 1997. Professional service expenses as a percentage of net revenues decreased due to increased utilization of client services personnel. The increase in professional services is consistent with the increase in personnel providing services at Circle.com.

     Office and General Expenses. Office and general expenses increased $2.3 million, or 63.9%, to $5.9 million in 1998 from $3.6 million in 1997. Office and general expenses as a percentage of net revenues decreased to 43.7% in 1998 from 65.0% in 1997. Office and general expenses as a percentage of net revenues decreased because the infrastructure was expanded and was able to support increased services.

     Income Tax Provision. Circle.com recorded a $0.5 million tax provision on its income in 1998 and a $1.0 million tax benefit on its loss in 1997. The actual income tax provision includes the impact of the S corporation status of certain aspects of Circle.com's operations prior to their acquisitions by Snyder Communications in pooling of interests transactions.

     Net Loss. Net loss decreased $128,000, or 98.5%, to $2,000 in 1998 from a loss of $130,000 in 1997 due primarily to Circle.com's overall growth and improved operating margins. Pro forma net income was $0.1 million in 1998. Pro forma net income and loss include a provision or benefit for federal and state income taxes as if Circle.com had been a taxable C corporation for all periods presented.

Liquidity and Capital Resources

     Circle.com has incurred cumulative losses of $14.8 million from its inception through December 31, 1999. Circle.com recorded a 1999 net loss of $14.4 million. Circle.com has relied on investments and advances from SNC in order to build its business, acquire Internet services companies, and to fund its operating and net losses.

     SNC has invested $77.7 million in Circle.com cumulatively through the October 22, 1999 Recapitalization date, with $68.2 million of that investment having been made during 1999. In addition to the $68.2 million investment, SNC also loaned $7.6 million to Circle.com between October 22, 1999 and December 31, 1999. The $7.6 million loan is interest bearing. Of the combined $68.2 million investment made in 1999 and the $7.6 million loan made following the Recapitalization, $47.7 million represents Snyder Communications common stock issued for acquisitions contributed to Circle.com, $13.9 million was used in operating activities, $6.0 million was used for the purchase of computers and office equipment, and $1.5 million for additional cost to purchase a subsidiary, offset by $4.9 million of cash acquired in purchase transactions. In addition, Snyder Communications incurred $23.3 million in debt on behalf of Circle.com which was related to the acquisitions of Tsunami, Natural Intelligence, Interactive Bureau, and Net Marquee. Until May 1999, the operations of Circle.com were contained within the Brann Worldwide and Arnold Communications networks, and the operations which became Circle.com did not have separately identified cash. As December 31, 1999, Circle.com had $2.0 million of cash.

     We believe that cash on hand as of December 31, 1999 will not be sufficient to fund the operations of Circle.com through the end of 2000. We currently expect that Circle.com will require additional cash to fund its growth and operating losses over the next year and beyond. Accordingly, Circle.com will need to obtain additional funding from SNC, borrow money from a third party, or Snyder Communications may need to issue more shares of Circle.com common stock. If Snyder Communications issues additional shares of Circle.com stock in order to fund Circle.com's operating losses, the result could be a dilution of the interests of existing Circle.com stockholders and SNC's retained interest. Circle.com does not have any borrowing arrangement in place with a third party and, therefore, relies on Snyder Communications as its source of cash. Other than the $12.3 million of external debt allocated to Circle.com at the October 22, 1999 Recapitalization date, the funding provided to Circle.com by Snyder Communications prior to the issuance of the Circle.com common stock is considered an investment in Circle.com by Snyder Communications. Following the issuance of the Circle.com common stock, further cash provided to Circle.com by Snyder Communications has been considered an interest-bearing loan from SNC, and external borrowing for the purpose of acquisitions by Circle.com has continued to be allocated to Circle.com. As a result, with respect to interest and debt allocation to Circle.com, the historical financial statements will not be comparable to future periods.

     In August 1999, Snyder Communications closed on a $195 million unsecured revolving credit facility with a term of four years, which will be used for acquisitions and general corporate purposes, as well as the repurchase of up to $250 million of Snyder Communications' common stock that the board of directors has previously approved. Interest on amounts borrowed under the $195 million credit facility is based on the London Interbank Offered Rate or the lending bank's base rate of interest. Availability under this credit facility is subject to Snyder Communications' compliance with various financial ratios, operating covenants and other customary conditions (see the Snyder Communications, Inc. discussion of Liquidity and Capital Resources). On December 31, 1999, there was $180 million in outstanding borrowings under the credit facility at a weighted average interest rate of 7.725% and $23.3 million of that debt was attributed to Circle.com.

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

Private Securities Litigation Reform Act of 1995 -- A Caution Concerning Forward-Looking Statements

  Any statement made in this Form 10-K that deals with information that is not historical, such as statements concerning our anticipated financial results, are forward-looking statements. We wish to caution readers not to place undo reliance on any of these forward-looking statements, which speak only as of the date made. Forward-looking statements are subject to the occurrence of many events outside our control and to various risk factors that could cause results to differ materially from those expressed in Snyder Communications' periodic reports and registration statements filed with the Securities and Exchange Commission, and press releases or other public communications of Circle.com or Snyder Communications.

Item 7A. Quantitative and Qualitative Disclosures about Market Risk.
         ----------------------------------------------------------

                          SNYDER COMMUNICATIONS, INC.

     We are exposed to market risk from changes in market interest rates and foreign currency exchange rates. We are subject to interest rate risk on our debt for changes in the fair value of our debt caused by changes in the interest rates. We are subject to foreign currency exchange rate risk related to our international operations. We do not currently engage in hedging or other market risk management tools.


Long-Term Debt Exposure

     Fixed Rate Debt. For purposes of quantifying our potential loss on fair value of our long-term rate debt due to changes in interest rates, we used a sensitivity analysis model. While there is exposure related to the fair market value of our fixed rate debt, we believe that changes in market interest rates over the next year would not materially impact our earning or cash flows. The weighted average maturities of all outstanding long-term fixed rate debt as of December 31, 1999 is 4 years. To determine potential changes in the fair value of our fixed rate long-term debt, we assumed a hypothetical 150 basis point increase/decrease to all interest rates on our outstanding long-term debt at December 31, 1999. If interest rates change as hypothetically assumed, the fair value of our debt will change as follows (in thousands):

                                                     Carrying                      Fair Value        Fair Value
                                                      Amount                    with 150 Basis       with 150
                                                   December 31,      Fair           Point           Basis Point
                                                      1999         Value(1)       Increase(2)        Decrease(2)
                                                   -----------     --------     --------------      ------------
Long-term debt (fixed rate)....................       $10,964      $11,137          $10,695           $11,603

(1)  Fair value is calculated using the discounted cash flows method.
(2)  Basis point change is assumed on all interest rates of outstanding debt.

     Variable Rate Debt. Changes in interest rates would not materially effect the fair value of our variable long-term debt. Changes in interest rates on our long-term variable rate debt would have a material impact on our earnings and cash flows as changes in interest rates directly impact our interest payments. In order to determine the impact that a change in interest rates would have on our earnings and cash flows, we calculated the impact of a 150 basis point increase/decrease to the December 31, 1999 weighted average interest rate of the variable rate long-term debt outstanding. If interest rates change as hypothetically assumed, the interest expense on our variable rate long-term debt will change as follows (in thousands):

                                         Interest Expense based
                                          on December 31, 1999     150 Basis Point     150 Basis Point
                                          Weighted Average Rate       Increase             Decrease
                                         ----------------------    ---------------     ---------------
Long-term debt (variable rate).........           $13,905              $16,605             $11,205


Foreign Currency Exchange Rate Exposure

     Fluctuations in foreign currency exchange rates affect the reported amounts of our assets, liabilities and operations. For purposes of quantifying the risk associated with fluctuations in the foreign exchange rate, we used a sensitivity analysis model. We assumed a hypothetical detrimental change of 10% in the exchange rates on our assets, liabilities and revenues denominated in a foreign currency. A 10% fluctuation was assumed for all exchange rates at December 31, 1999. However, our material exposure to foreign exchange rate fluctuations on continuing operations is the British pound. Approximately 91.7% of the Company's 1999 continuing revenues from international operations were conducted in the United Kingdom. The amounts below represent the impact of all exchange rates on our total assets, liabilities and revenues.

                                                                  10% Decrease in value
                                                Balance at       of Local Currencies to
                                             December 31, 1999         U.S. Dollar
                                             -----------------   ----------------------
Assets.....................................       $786,463              $772,351
Liabilities................................        514,945               505,850
Revenue....................................        638,480               620,740

The following illustrates the impact on the fair value of all of our long-term fixed rate debt assuming 10% fluctuations in all of our foreign exchange rates (in thousands):

                                                          Fair Value with     Fair Value with
                                                          10% increase in     10% decrease in
                                      Fair Value          strength of U.S.    strength of U.S.
                                  December 31, 1999      dollar to foreign    dollar to foreign
                                  -----------------      -----------------    -----------------
Long-term debt (fixed rate)....         $11,137                $10,458              $11,967

                                      SNC

     We are exposed to market risk from changes in market interest rates and foreign currency exchange rates. We are subject to interest rate risk on our debt for changes in the fair value of our debt caused by changes in the interest rates. We are subject to foreign currency exchange rate risk related to our international operations. We do not currently engage in hedging or other market risk management tools.


Long-Term Debt Exposure

     Fixed Rate Debt. For purposes of quantifying our potential loss on fair value of our long-term rate debt due to changes in interest rates, we used a sensitivity analysis model. While there is exposure related to the fair market value of our fixed rate debt, we believe that changes in market interest rates over the next year would not materially impact our earning or cash flows. The weighted average maturities of all outstanding long-term fixed rate debt as of December 31, 1999 is 4 years. To determine potential changes in the fair value of our fixed rate long-term debt, we assumed a hypothetical 150 basis point increase/decrease to all interest rates on our outstanding long-term debt at December 31, 1999. If interest rates change as hypothetically assumed, the fair value of our debt will change as follows (in thousands):

                                             Carrying
                                              Amount                    Fair Value with     Fair Value with
                                             December        Fair       150 Basis Point     150 Basis Point
                                             31, 1999       Value(1)      Increase(2)         Decrease(2)
                                           -----------    -----------   ---------------     ---------------
Long-term debt (fixed rate)............      $10,563         $10,612         $10,187            $11,060

     (1)  Fair value is calculated using the discounted cash flows method.
     (2) Basis point change is assumed on all interest rates of outstanding debt.

     Variable Rate Debt. Changes in interest rates would not materially effect the fair value of our variable long-term debt. Changes in interest rates on our long-term variable rate debt would have a material impact on our earnings and cash flows as changes in interest rates directly impact our interest payments. In order to determine the impact that a change in interest rates would have on our earnings and cash flows, we calculated the impact of a 150 basis point increase/decrease to the December 31, 1999 weighted average interest rate of the variable rate long-term debt outstanding. If interest rates change as hypothetically assumed, the interest expense on our variable rate long-term debt will change as follows (in thousands):

                                          Interest Expense based
                                           on December 31, 1999      150 Basis Point       150 Basis Point
                                           Weighted Average Rate        Increase              Decrease
                                          ----------------------     ---------------       ---------------
Long-term debt (variable rate).........            $12,101               $14,451                $9,752

Foreign Currency Exchange Rate Exposure

     Fluctuations in foreign currency exchange rates affect the reported amounts of our assets, liabilities and operations. For purposes of quantifying the risk associated with fluctuations in the foreign exchange rate, we used a sensitivity analysis model. We assumed a hypothetical detrimental change of 10% in the exchange rates on our assets, liabilities and revenues denominated in a foreign currency. A 10% fluctuation was assumed for all exchange rates at December 31, 1999. However, our material exposure to foreign exchange rate fluctuations on continuing operations is the British pound. Approximately 98.2% of the Company's 1999 continuing revenues from international operations were conducted in the United Kingdom. The amounts below represent the impact of all exchange rates on our total assets, liabilities and revenues.

                                                                       10% Decrease in value
                                                  Balance at          of Local Currencies to
                                              December 31, 1999             U.S. Dollar
                                              -----------------       ----------------------
Assets.....................................        $683,673                   $669,859
Liabilities................................         474,347                    465,424
Revenue....................................         603,550                    586,306

The following illustrates the impact on the fair value of all of our long-term fixed rate debt assuming 10% fluctuations in all of our foreign exchange rates (in thousands):

                                                          Fair Value with     Fair Value with
                                                          10% increase in     10% decrease in
                                      Fair Value          strength of U.S.    strength of U.S.
                                  December 31, 1999       dollar to foreign   dollar to foreign
                                  -----------------       -----------------   -----------------
Long-term debt (fixed rate)....         $10,612                  $9,933              $11,442


                                  CIRCLE.COM

     We are exposed to market risk from changes in market interest rates and foreign currency exchange rates. We are subject to interest rate risk on our debt for changes in the fair value of our debt caused by changes in the interest rates. We are subject to foreign currency exchange rate risk related to our international operations. We do not currently engage in hedging or other market risk management tools.

Long-Term Debt Exposure

     Fixed Rate Debt. For purposes of quantifying our potential loss on fair value of our long-term rate debt due to changes in interest rates, we used a sensitivity analysis model. While there is exposure related to the fair market value of our fixed rate debt, we believe that changes in market interest rates over the next year would not materially impact our earning or cash flows. The weighted average maturities of all outstanding long-term fixed rate debt as of December 31, 1999 is 4 years. To determine potential changes in the fair value of our fixed rate long-term debt, we assumed a hypothetical 150 basis point increase/decrease to all interest rates on our outstanding long-term debt at December 31, 1999. If interest rates change as hypothetically assumed, the fair value of our debt will change as follows (in thousands):

                                         Carrying
                                          Amount                 Fair Value with   Fair Value with
                                         December      Fair      150 Basis Point   150 Basis Point
                                         31, 1999     Value(1)     Increase(2)       Decrease(2)
                                        ----------   ----------  ---------------   ---------------
Long-term debt (fixed rate)............     $401        $524           $506              $542

     (1)  Fair value is calculated using the discounted cash flows method.
     (2) Basis point change is assumed on all interest rates of outstanding debt.

     Variable Rate Debt. Changes in interest rates would not materially effect the fair value of our variable long-term debt. Changes in interest rates on our long-term variable rate debt would have a material impact on our earnings and cash flows as changes in interest rates directly impact our interest payments. In order to determine the impact that a change in interest rates would have on our earnings and cash flows, we calculated the impact of a 150 basis point increase/decrease to the December 31, 1999 weighted average interest rate of the variable rate long-term debt outstanding. If interest rates change as hypothetically assumed, the interest expense on our variable rate long-term debt will change as follows (in thousands):

                                          Interest Expense based
                                           on December 31, 1999      150 Basis Point       150 Basis Point
                                           Weighted Average Rate         Increase              Decrease
                                           ---------------------     ---------------       ---------------
Long-term debt (variable rate).........            $1,804                 $2,154                 $1,453

Foreign Currency Exchange Rate Exposures

     Fluctuations in foreign currency exchange rates affect the reported amounts of our assets, liabilities and operations. For purposes of quantifying the risk associated with fluctuations in the foreign exchange rate, we used a sensitivity analysis model. We assumed a hypothetical detrimental change of 10% in the exchange rates on our assets, liabilities and revenues denominated in a foreign currency. A 10% fluctuation was assumed for all exchange rates at December 31, 1999. Our material exposures to foreign exchange rate fluctuations on continuing operations are the British pound, [100]% of our foreign operations are located in the United Kingdom. The amounts below represent the impact of all exchange rates on the Company's total assets, liabilities and revenues.

                                                                      10% Decrease in value
                                                  Balance at          of Local Currencies to
                                              December 31, 1999              U.S.Dollar
                                              -----------------       ----------------------
Assets.....................................        $112,975                  $112,677
Liabilities................................          50,783                    50,611
Revenue....................................          35,726                    35,231

Item 8.  Financial Statements and Supplementary Data
         -------------------------------------------

                          SNYDER COMMUNICATIONS, INC.
                  INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

                                                                                                     Page
                                                                                                     ----
Snyder Communications, Inc.
Consolidated Financial Statements
The consolidated financial statements of Snyder Communications, Inc. include all of the accounts and operating results of the corresponding SNC and Circle.com combined financial statements.
    Holders of SNC common stock and Circle.com common stock are stockholders of Snyder
    Communications, Inc. and are subject to all risks associated with an investment in Snyder
    Communications, Inc.
Report of Independent Public Accountants............................................................   47
Consolidated Balance Sheet as of December 31, 1999 and 1998.........................................   48
Consolidated Statement of Income, including unaudited pro forma data, for the years ended December
    31, 1999, 1998 and 1997.........................................................................   50
Consolidated Statement of Equity and Comprehensive Income for the years ended
    December 31, 1999, 1998 and 1997.............................................................
Consolidated Statement of Stockholders' Equity and Comprehensive Income for the years ended
    December 31, 1999, 1998 and 1997................................................................   51
Consolidated Statement of Cash Flows for the years ended December 31, 1999, 1998
    and 1997........................................................................................   53
Notes to Consolidated Financial Statements..........................................................   56


SNC
Combined Financial Statements
The combined financial statements of SNC comprise the combined financial position, results of operations and cash flows of the businesses that comprise Snyder Communications Inc.'s direct marketing and advertising agency. Accordingly, the SNC combined financial statements are supplemental financial statements and should be read in conjunction with the Snyder
    Communications, Inc. consolidated financial statements and the Circle.com combined financial statements.
Report of Independent Public Accountants............................................................   89
Combined Balance Sheet as of December 31, 1999 and 1998.............................................   90
Combined Statement of Income for the years ended December 31, 1999, 1998 and 1997...................   92
Combined Statement of Changes in Group Equity for the years ended December 31, 1999, 1998 and 1997..   93
Combined Statement of Cash Flows for the years ended December 31, 1999, 1998 and 1997...............   94
Notes to Combined Financial Statements..............................................................   97

Circle.com
Combined Financial Statements
The combined financial statements of Circle.com comprise the combined financial position, results of operations and cash flows of the businesses that comprise Snyder Communications, Inc.'s
    Internet professional services business. Accordingly, the Circle.com combined financial statements are supplemental financial statements and should be read in conjunction with the
    Snyder Communications, Inc. consolidated financial statements and the SNC combined financial statements.
Report of Independent Public Accountants............................................................  122

                          SNYDER COMMUNICATIONS, INC.
            INDEX TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)


Circle.com
Combined Financial Statements (continued)
Combined Balance Sheet as of December 31, 1999 and 1998.............................................   123
Combined Statement of Operations for the years ended December 31, 1999, 1998 and 1997...............   124
Combined Statement of Changes in Group Equity for the years ended December 31, 1999, 1998 and 1997..   125
Combined Statement of Cash Flows for the years ended December 31, 1999, 1998 and 1997...............   126
Notes to Combined Financial Statements..............................................................   127

                   REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS



To the Stockholders of Snyder Communications, Inc.:

     We have audited the accompanying consolidated balance sheets of Snyder Communications, Inc. and subsidiaries (the "Company") as of December 31, 1999 and 1998, and the related consolidated statements of income, stockholders' equity and comprehensive income and cash flows for each of the years in the three year period ended December 31, 1999. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

     We conducted our audits in accordance with auditing standards generally accepted in the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

     In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Snyder Communications, Inc. and subsidiaries as of December 31, 1999 and 1998, and the results of their operations and their cash flows for each of the years in the three year period ended December 31, 1999, in conformity with accounting principles generally accepted in the United States.


                                             ARTHUR ANDERSEN LLP

Vienna, Virginia
February 18, 2000 (except with respect to the matter discussed in Note 21, as to which the date is February 20, 2000)

                          SNYDER COMMUNICATIONS, INC.
                                 (See Note 1)

                          CONSOLIDATED BALANCE SHEET
                                (in thousands)

                                                                                           December 31,
                                                                                       --------------------
                                                                                         1999       1998
                                                                                       ---------  ---------
                                       ASSETS
Current assets:
     Cash and equivalents.........................................................     $  89,545  $  47,931
     Marketable securities........................................................             9        612
     Accounts receivable, net of allowance for doubtful accounts of $7,524 and
       $7,031 at December 31, 1999 and 1998, respectively.........................       101,466     78,901
     Receivables from pass-through costs..........................................       114,750     86,015
     Related party receivables....................................................           636        190
     Unbilled services............................................................        18,867     22,070
     Current portion of deferred tax asset........................................        10,865     13,671
     Other current assets.........................................................        22,450     11,560
     Net current assets of discontinued operations................................            --     24,447
                                                                                       ---------  ---------
     Total current assets.........................................................       358,588    285,397
                                                                                       ---------  ---------
Property and equipment, net.......................................................        85,241     70,367
Goodwill and other intangible assets, net.........................................       240,903     72,288
Deferred tax asset................................................................        92,312     86,637
Deposits and other assets.........................................................         9,419      5,645
Net long-term assets of discontinued operations...................................            --     95,280
                                                                                       ---------  ---------
        Total assets..............................................................     $ 786,463  $ 615,614
                                                                                       =========  =========
                        LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
     Lines of credit..............................................................     $     970  $   1,825
     Current maturities of long-term debt.........................................           551      1,085
     Accrued payroll..............................................................        17,140     13,423
     Accounts payable.............................................................       165,702    114,541
     Accrued expenses.............................................................       105,556     80,547
     Client advances..............................................................        11,208     11,753
     Unearned revenue.............................................................        19,176     16,897
                                                                                       ---------  ---------
         Total current liabilities................................................       320,303    240,071
                                                                                       ---------  ---------
Related party borrowings..........................................................         8,731      8,924
Long-term obligations under capital leases........................................         1,202      1,743
Long-term debt, net of current maturities.........................................       181,031      1,616
Other liabilities.................................................................         3,678      2,922
Commitments and contingencies
Redeemable ESOP stock, 88 shares outstanding December 31, 1998....................            --      2,960

Stockholders' Equity:
     Preferred stock, $.001 par value per share, 5,000 shares authorized, none
         issued and outstanding at December 31, 1999 and 1998.....................            --         --
     Common Stock
         SNC, $.001 par value per share, 320,000 shares authorized, 75,791 and
          71,480 shares issued and outstanding at December 31, 1999 and
          1998, respectively (See Note 14)........................................            76         71

     Circle.com, $.001 par value per share, 80,000 shares authorized, 23,660 and
          17,870 shares issued and outstanding at December 31, 1999 and
          1998, respectively (See Note 14)........................................            24         18

     Additional paid-in capital...................................................       530,638    375,096

                          SYNDER COMMUNICATIONS, INC.
                                 (See Note 1)

                          CONSOLIDATED BALANCE SHEET
                                (in thousands)

     Deferred compensation........................................................        (2,220)        --
     Treasury stock, at cost, 4,659 SNC shares and 1,045 Circle.com shares at
       December 31, 1999..........................................................       (81,974)        --
     Accumulated other comprehensive income (loss)................................        (2,434)     1,829
     Retained deficit.............................................................      (172,592)   (19,636)
                                                                                       ---------  ---------
              Total stockholders' equity..........................................       271,518    357,378
                                                                                       ---------  ---------
              Total liabilities and stockholders' equity..........................     $ 786,463  $ 615,614
                                                                                       =========  =========

The accompanying notes are an integral part of this consolidated balance sheet.

                          SNYDER COMMUNICATIONS, INC.
                                 (See Note 1)

                       CONSOLIDATED STATEMENT OF INCOME
                   (in thousands, except per share amounts)

                                                                              For the Years Ended December 31,
                                                                            -----------------------------------
                                                                               1999        1998         1997
                                                                            ---------    ---------    ---------
Net revenues......................................................          $ 638,480    $ 493,803    $ 403,072
Operating expenses:
    Cost of services...................................................       437,672      322,980      273,899
    Selling, general and administrative expenses.......................       127,898       96,362       93,371
    Non-recurring costs................................................        23,395       39,514       49,222
                                                                            ---------    ---------    ---------
Income (loss) from operations..........................................        49,515       34,947      (13,420)
Interest expense, including amounts to related parties of $500
  $541 and $1,491 the years ended 1999, 1998 and 1997, respectively....        (5,795)      (1,753)      (3,178)
Investment income......................................................         2,873        3,638        2,944
                                                                            ---------    ---------    ---------
Income (loss) from continuing operations before income taxes...........        46,593       36,832      (13,654)
Income tax provision ..................................................        29,495       15,472        2,982
                                                                            ---------    ---------    ---------

Income (loss) from continuing operations...............................        17,098       21,360      (16,636)
Income (loss) from discontinued operations (net of income taxes).......       (11,562)       1,446      (10,225)
                                                                            ---------    ---------    ---------
            Net income (loss)..........................................     $   5,536    $  22,806    $ (26,861)
                                                                            =========    =========    =========
SNC:
Historical net income (loss) per share (Notes 3 and 14):
    Basic net income (loss) per share:
        Continuing operations..........................................     $    0.40    $    0.31    $   (0.26)
        Discontinued operations........................................         (0.16)        0.02        (0.16)
                                                                            ---------    ---------    ---------
    Total basic net income (loss) per share............................     $    0.24    $    0.33    $   (0.42)
                                                                            =========    =========    =========

    Diluted net income (loss) per share:
        Continuing operations..........................................     $    0.39    $    0.30    $   (0.26)
        Discontinued operations........................................         (0.16)        0.02        (0.16)
                                                                            ---------    ---------    ---------
    Total diluted net income (loss) per share..........................     $    0.23    $    0.32    $   (0.42)
                                                                            =========    =========    =========

Pro forma net income (loss) per share (unaudited) (Notes 3 and 14)
    Basic net income (loss) per share:
        Continuing operations..........................................     $    0.41    $    0.27    $   (0.29)
                                                                            =========    =========    =========
    Diluted net income (loss) per share:
        Continuing operations..........................................     $    0.40    $    0.26    $   (0.29)
                                                                            =========    =========    =========

Circle.com:
Historical net loss per share (Notes 3 and 14)
    Basic and diluted net loss per share...............................     $   (0.59)   $      --    $   (0.01)
                                                                            =========    =========    =========
Pro forma net income (loss) per share (unaudited) (Notes 3 and 14)
    Basic net income (loss) per share..................................     $   (0.59)   $    0.01    $   (0.04)
                                                                            =========    =========    =========
    Diluted net income (loss) per share................................     $   (0.59)   $    0.01    $   (0.04)
                                                                            =========    =========    =========

   The accompanying notes are an integral part of this statement of income.

                          SNYDER COMMUNICATIONS, INC.

    CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY AND COMPREHENSIVE INCOME
                                (in thousands)

                                                                      SNC       Circle.Com   Circle.Com
                                                          SNC        Common       Common      Common      Additional    Retained
                                                         Common       Stock        Stock     Stock Par      Paid-In      Earnings
                                                      Stock Shares  Par Value     Shares       Value        Capital     (Deficit)
                                                      ------------  ---------   ----------   ----------   -----------   ---------
                                                                               (in thousands, except share data)
Balance, December 31, 1996.........................     63,938,000  $      64   15,984,500   $      16    $   58,983    $ 18,907
  Distributions and dividends......................             --         --           --          --            --      (8,968)
  Net proceeds from stock issuances................      1,850,000          2      462,500           1        42,710          --
  Exercise of stock options and subsidiary stock
    appreciation rights............................      1,789,000          2      447,250          --        39,179          --
  Issuance of shares for purchase of subsidiaries..        644,000          1      161,000          --        14,013          --
  Foreign currency translation adjustment..........             --         --           --          --            --          --
  Unrealized gain on marketable securities.........             --         --           --          --            --          --
  Purchases and retirements of treasury stock......       (740,000)        (1)    (185,000)         --        (4,241)       (151)
  Reissuance of treasury stock.....................        105,000         --       26,250          --         3,950          --
  Release of ESOP shares...........................             --         --           --          --         1,971          --
  Reclassification of redeemable ESOP stock........             --         --           --          --        (2,826)         --
  Recapitalization of certain subsidiaries
    acquired in 1998...............................        364,000         --       91,000          --        20,827      (1,250)
  Capital contribution - acquired subsidiary.......             --         --           --          --         5,503          --
  Net loss.........................................             --         --           --          --            --     (26,861)
  Impact from differing fiscal year end (Note 1) ..             --         --           --          --            --      (1,505)
                                                      ------------  ---------   ----------   ---------    ----------    --------
  Comprehensive loss...............................
Balance, December 31, 1997.........................     67,950,000         68   16,987,500          17       180,069     (19,828)
  Distributions and dividends......................             --         --           --          --            --      (7,316)
  Net proceeds from secondary stock issuances......        500,000         --      125,000          --        17,329          --
  Exercise of stock options and subsidiary stock
     appreciation rights...........................      1,094,000          1      273,500          --        32,259          --
  Issuance of shares for purchase of subsidiaries
     and property..................................      1,906,000          2      476,500           1        59,664          --
  Foreign currency translation adjustment..........             --         --           --          --            --          --
  Unrealized loss on marketable securities.........             --         --           --          --            --          --
  Purchases and retirements of treasury stock......     (1,152,000)        (1)    (288,000)         --        (2,471)    (17,617)
  Reissuance of treasury stock.....................      1,064,000          1      266,000          --         7,065          --
  Reclassification of redeemable ESOP stock........             --         --           --          --            --       2,319
  Tax benefit from taxable merger transactions.....             --         --           --          --        76,927          --
  Issuance of warrants by acquired subsidiary......             --         --           --          --           219          --
  Shares and options issued by acquired
     subsidiaries as compensation..................        118,000         --       29,500          --         4,035          --
  Net income.......................................             --         --           --          --            --      22,806
  Comprehensive income.............................

                                                                                       Accumulated
                                                                                          Other
                                                            Deferred       Treasury    Comprehensive             Comprehensive
                                                          Compensation       Stock     Income (Loss)    Total    Income (Loss)
                                                          ------------     ---------   -------------    -----    -------------
Balance, December 31, 1996.........................         $ (1,566)       (9,543)    $    262         67,123    $      --
  Distributions and dividends......................               --            --           --         (8,968)          --
  Net proceeds from stock issuances................               --            --           --         42,713           --
  Exercise of stock options and subsidiary stock
    appreciation rights............................               --            --           --         39,181           --
  Issuance of shares for purchase of subsidiaries..               --            --           --         14,014           --
  Foreign currency translation adjustment..........               --            --          356            356          356
  Unrealized gain on marketable securities.........               --            --           22             22           22
  Purchases and retirements of treasury stock......               --         3,011           --         (1,382)          --
  Reissuance of treasury stock.....................               --           947           --          4,897           --
  Release of ESOP shares...........................            1,566            --           --          3,537           --
  Reclassification of redeemable ESOP stock........               --            --           --         (2,826)          --
  Recapitalization of certain subsidiaries
    acquired in 1998...............................               --       (37,120)          --        (17,543)          --
  Capital contribution - acquired subsidiary.......               --            --           --          5,503           --
  Net loss.........................................               --            --           --        (26,861)     (26,861)
  Impact from differing fiscal year end (Note 1) ..               --            --           --         (1,505)          --
                                                          ----------       -------     --------         ------   ----------
   Comprehensive loss..............................                                                                $(26,483)
                                                                                                                 ==========
Balance, December 31, 1997.........................               --       (42,705)         640        118,261           --
  Distributions and dividends......................               --            --           --         (7,316)          --
  Net proceeds from secondary stock issuances......               --            --           --         17,329           --
  Exercise of stock options and subsidiary stock
     appreciation rights...........................               --            19           --         32,279           --
  Issuance of shares for purchase of subsidiaries
     and property..................................               --            --           --         59,667           --
  Foreign currency translation adjustment..........               --            --        1,242          1,242        1,242
  Unrealized loss on marketable securities.........               --            --          (53)           (53)         (53)
  Purchases and retirements of treasury stock......               --        14,742           --         (5,347)          --
  Reissuance of treasury stock.....................               --        27,944           --         35,010           --
  Reclassification of redeemable ESOP stock........               --            --           --          2,319           --
  Tax benefit from taxable merger transactions.....               --            --           --         76,927           --
  Issuance of warrants by acquired subsidiary......               --            --           --            219           --
  Shares and options issued by acquired
     subsidiaries as compensation..................               --            --           --          4,035           --
  Net income.......................................               --            --           --         22,806       22,806
                                                          ----------       -------     --------         ------   ----------
  Comprehensive income.............................                                                                  23,995
                                                                                                                 ==========

  The accompanying notes are an integral part of this consolidated statement of stockholders' equity and comprehensive income.

                          SNYDER COMMUNICATIONS, INC.

   CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY AND COMPREHENSIVE INCOME
                                (in thousands)

                                                                  SNC        Circle.com    Circle.com
                                                    SNC          Common        Common        Common      Additional     Retained
                                                   Common        Stock         Stock         Stock        Paid-In       Earnings
                                                Stock Shares   Par Value       Shares      Par Value      Capital       (Deficit)
                                                ------------  ------------  ------------  ------------  ------------  ------------
Balance, December 31, 1998.....................   71,480,000            71    17,870,000            18       375,096       (19,636)
  Exercise of stock options....................      681,000             1            --            --        16,942            --

  Issuance of shares for purchase of
    subsidiaries and property..................    3,573,000             4     5,623,000             6       143,509            --
  Foreign currency translation adjustment......           --            --            --            --            --            --
  Unrealized loss on marketable securities.....           --            --            --            --            --            --
  Reclassification of redeemable ESOP stock....           --            --            --            --            --         2,960
  Tax benefit for taxable merger transactions..           --            --            --            --           972            --
  Purchase of treasury stock...................           --            --            --            --            --            --
  Issuance of restricted stock.................       57,000            --        167,000           --         2,399            --

  Distributions of Ventiv to stockholders......           --            --            --            --            --      (161,452)
  Reissuance of treasury stock.................           --            --            --            --        (7,739)           --
  Loan to employees for purchases of stock.....           --            --            --            --          (541)           --
  Net income...................................           --            --            --            --            --         5,536
                                                ------------  ------------  ------------  ------------  ------------  ------------
Balance December 31, 1999...................... $ 75,791,000  $         76  $ 23,660,000  $         24  $    530,638  $   (172,592)
                                                ============  ============  ============  ============  ============  ============

                                                                            Accumulated
                                                                               Other
                                                                           Comprehensive
                                                  Deferred      Treasury       Income                   Comprehensive
                                                Compensation      Stock        (Loss)        Total      Income (Loss)
                                                ------------  ------------  ------------  ------------  ------------
Balance, December 31, 1998.....................           --            --         1,829       357,378            --
  Exercise of stock options....................           --         3,823            --        20,766            --

  Issuance of shares for purchase of
    subsidiaries and property..................           --            --            --       143,519            --
  Foreign currency translation adjustment......           --            --        (5,525)       (5,525)       (5,525)
  Unrealized loss on marketable securities.....           --            --            (7)           (7)           (7)
  Reclassification of redeemable ESOP stock....           --            --            --         2,960            --
  Tax benefit for taxable merger transactions..           --            --            --           972            --
  Purchase of treasury stock...................           --      (108,081)           --      (108,081)           --
  Issuance of restricted stock.................       (2,220)           --            --           179            --

  Distributions of Ventiv to stockholders......           --            --         1,269      (160,183)        2,260
  Reissuance of treasury stock.................           --        22,284            --        14,545            --
  Loan to employees for purchases of stock.....           --            --            --          (541)           --
  Net income ..................................           --            --            --         5,536         5,536
                                                ------------  ------------  ------------  ------------  ------------
Balance December 31, 1999...................... $     (2,220) $    (81,974) $     (2,434) $    271,518  $      2,264
                                                ============  ============  ============  ============  ============

 The accompanying notes are an integral part of this consolidated statement of stockholders' equity and comprehensive income.

                          SNYDER COMMUNICATIONS, INC.
                                 (see Note 1)
                     CONSOLIDATED STATEMENT OF CASH FLOWS
                                (in thousands)

                                                                     For the Years Ended December 31,
                                                                 ---------------------------------------
                                                                    1999           1998         1997
                                                                 -----------   -----------   -----------
Cash flows from operating activities of continuing operations:
     Income (loss) from continuing operations..................  $    17,098   $    21,360   $   (16,636)
     Adjustments to reconcile net income (loss) from
        continuing operations to net cash provided by
        operating activities of continuing operations:
          Depreciation and amortization........................       28,566        17,527        13,517
          Noncash expense for stock issuance...................       14,274            --            --
          Noncash expense for restricted stock and option
             vesting...........................................          179         1,862         9,097
          Noncash ESOP expense.................................           --            --         4,851
          Deferred taxes.......................................         (645)      (13,327)       (7,501)
          Loss on disposal of assets...........................        2,256           600         3,011
          Other noncash amounts................................          (11)           (9)        2,114
     Changes in assets and liabilities:
          Accounts receivable, net.............................       (6,719)       (1,433)      (26,298)
          Receivables from pass-through costs..................      (28,735)       (8,794)      (11,592)
          Related party receivables............................         (446)        1,238           776
          Unbilled services....................................        6,351        (7,175)       (3,182)
          Deposits and other assets............................       (3,185)        2,592         1,065
          Other current assets.................................       (4,154)          632         1,252
          Accrued payroll, accounts payable and
             accrued expenses..................................       41,609        13,577        46,659
          Client advances......................................       (1,038)       (2,137)           --
          Unearned revenue.....................................        1,035           (18)        4,652
          Impact from differing fiscal year ends...............           --            --        (2,761)
                                                                 -----------   -----------   -----------
          Net cash provided by operating
             activities of continuing operations...............       66,435        26,495        19,024
                                                                 -----------   -----------   -----------
Cash flows from investing activities of continuing
   operations:
     Purchase of subsidiaries, net of cash acquired............      (15,806)      (14,408)      (22,518)
     Purchase of property and equipment........................      (31,083)      (35,654)      (18,735)
     Proceeds from sale of equipment...........................           --             7            50
     Net sales of marketable securities........................          612           575         5,807
     Purchase of intangible assets.............................       (7,974)       (1,480)         (729)
     Note and net advances to stockholders of acquired
        subsidiaries...........................................           --           942         1,467
     Impact from differing fiscal year ends....................           --            --          (446)
                                                                 -----------   -----------   -----------
     Net cash used in investing activities of continuing
        operations.............................................      (54,251)      (50,018)      (35,104)
                                                                 -----------   -----------   -----------

                          SNYDER COMMUNICATIONS, INC.
                                 (see Note 1)
                     CONSOLIDATED STATEMENT OF CASH FLOWS
                                (in thousands)

 The accompanying notes are an integral part of this consolidated statement of cash flows.

                          SNYDER COMMUNICATIONS, INC.

                                (in thousands)

                                                                                         For the Years Ended December 31,
                                                                                     ---------------------------------------
                                                                                        1999           1998         1997
                                                                                     -----------   -----------   -----------
Cash flows from financing activities of continuing operations:
    Repayment of long-term notes payable to limited partners and others...........           (70)       (1,740)      (29,795)
    Proceeds from issuance of subordinated debentures due to related parties......            --            --           425
    Loans to employees for purchase of stock......................................          (541)           --            --
    Distributions and dividends...................................................            --        (6,161)       (7,755)
    Proceeds (repayment) from long-term debt......................................        47,268        (8,723)        5,902
    Redemption of mandatorily redeemable preferred stock..........................            --            --        (6,183)
    Net borrowings (repayments) on lines of credit................................        (1,819)       (7,595)       (1,306)
    Payments on capital lease obligations.........................................        (1,933)       (2,087)       (2,102)
    Proceeds from exercise of options.............................................        17,683        21,053        25,128
    Proceeds from stock issuances.................................................            --        52,339        43,250
    Proceeds from employee stock purchase plan....................................           270            --            --
    Purchase and retirement of treasury stock.....................................            --        (5,347)       (1,382)
    Redemption/issuance of stock in connection with recapitalization of
      acquired subsidiary.........................................................            --            --       (16,769)
    Capital contribution--acquired subsidiary.....................................            --            --         5,503
    Impact from differing fiscal year ends........................................            --            --         3,704
                                                                                     -----------   -----------   -----------
        Net cash provided by financing activities of continuing operations........        60,858        41,739        18,620
                                                                                     -----------   -----------   -----------
    Effect of exchange rate changes...............................................          (832)          679           383
                                                                                     -----------   -----------   -----------
    Net increase in cash and equivalents of continuing operations.................        72,210        18,895         2,923
    Investments and advances (to) from discontinued operations....................       (30,596)      (42,753)          167
    Cash and equivalents, beginning of period.....................................        47,931        71,789        68,699
                                                                                     -----------   -----------   -----------
    Cash and equivalents, end of period...........................................   $    89,545   $    47,931   $    71,789
                                                                                     ===========   ===========   ===========
Disclosure of supplemental cash flow information:
    Cash paid for interest including dividends on mandatorily redeemable
      preferred stock.............................................................         3,002         2,681         2,667
    Cash paid for income taxes....................................................        29,343        13,811         7,726
Disclosure of noncash activities:
    Equipment purchased under capital leases......................................            --         1,693           817
    Issuance of shares of common stock for purchase of subsidiaries...............       143,519        54,443        13,320
    Issuance of note for purchase of treasury stock...............................            --         5,242           215
    Redemption of common stock in exchange for note payable.......................            --            --           457
    Distribution of non-operating assets and distribution payable by Subsidiary...            --         1,155            --
    Issuance of common stock related to stock appreciation rights.................            --         3,484            --
    Tax benefit from exercise of stock options....................................         3,083         7,742         5,312
    Issuance of common stock for conversion of subsidiary debt....................            --         1,741            --
    Acquisition of property and assumption of debt for common stock...............            --         1,945            --
    Issuance of notes for purchase of subsidiary..................................            --         1,350            --
    Tax benefit from taxable merger transactions..................................           972        76,927            --
    Treasury stock acquired through the assumption of debt........................       108,081           --             --
    Distribution of Ventiv Health, Inc. to stockholders...........................       119,727           --             --
    Assumption of debt for the acquisition of subsidiaries........................        23,349           --             --

 The accompanying notes are an integral part of this consolidated statement of cash flows.

                          SNYDER COMMUNICATIONS, INC.

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.   Organization, Basis of Presentation and Business:

   Organization

     Snyder Communications, Inc., a Delaware corporation (the "Company"), was incorporated on June 25, 1996, to continue the business operations of Collegiate Marketing and Communications, L.P., which was founded in 1988. The Company completed an initial public offering of its common stock on September 24, 1996 (the "Reorganization"). Snyder Communications provides direct marketing, advertising and communications services and Internet professional services to its clients.

     On June 22, 1999, the Board of Directors of the Company approved a plan to effect the distribution (the "Distribution") of the Company's discontinued healthcare services business which was spun-off to Snyder Communications' stockholders on September 27, 1999 through a special dividend of one share of common stock of a newly formed subsidiary, Ventiv Health, Inc., for every three shares of existing common stock of the Company.

     On October 22, 1999, the Company completed a recapitalization (the "Recapitalization") in which the existing Snyder Communications, Inc. common stock was replaced by two new series of common stock: the "Circle.com common stock" and the "SNC common stock". The Circle.com common stock separately tracks the performance of the Company's Internet professional services business unit, which it refers to as "Circle.com," and the SNC common stock separately tracks the performance of the remaining businesses of the Company, which it refers to as its "SNC" business unit, and a retained interest in Circle.com. Each share of existing common stock of the Company was converted at the time of the Recapitalization into one share of SNC common stock and .25 of a share of Circle.com common stock.

     The SNC common stock and the Circle.com common stock constitute common stock of the Company, and the issuance of these classes of stock did not result in any transfer of assets or liabilities of the Company or any of its affiliates. The Company initially issued 80% of the equity value attributed to Circle.com. The remaining 20% equity value attributed to Circle.com initially constituted SNC's "retained interest" in Circle.com. The SNC retained interest decreased to 16.6% at December 31, 1999 as a result of the issuance of additional shares of Circle.com common stock following the Recapitalization. This retained interest in Circle.com is represented by a number of shares of Circle.com common stock that Snyder Communications could issue for the account of SNC in respect of the retained interest. 17,885,018 Circle.com shares were issued in the Recapitalization (which was based on the number of Snyder Communications common shares outstanding on October 22, 1999), 4,471,254 shares could have been issued to SNC in respect of the retained interest. However, the retained interest has no voting rights and no actual shares of Circle.com common stock are outstanding in respect of the retained interest. If any dividends or distributions are made on the Circle.com common stock, a portion of the dividends or distributions equal to the percentage of Circle.com's equity value represented by this retained interest will be retained by Snyder Communications for the benefit of the holders of the SNC common stock. These amounts may be used in the SNC business or distributed as dividends on the SNC common stock.

     The percentage of Circle.com's equity value represented by the retained interest will change in the future if the total number of outstanding shares of Circle.com common stock changes or if transfers of cash or other property between SNC and Circle.com occur that are accounted for as either capital contributions to Circle.com or as a return of capital by Circle.com. For example, if the number of outstanding shares of Circle.com common stock increases, or if a transfer of cash or other property from Circle.com to SNC occurs that is accounted for as a return of capital to SNC, the retained interest will be reduced. Conversely, if the number of outstanding shares of Circle.com common stock decreases, or if a transfer of cash or other property from SNC to Circle.com occurs that is accounted for as a capital contribution to Circle.com, the

                           SNYDER COMMUNICATIONS, INC.

retained interest will be increased. Adjustments to the retained interest based on transfers of cash or other property between the groups will be made based on the market value of the Circle.com common stock on the date of the transfer. There is no maximum or minimum limitation on the size of SNC's retained interest in Circle.com.

     Under the terms of the Recapitalization, holders of SNC common stock and Circle.com common stock generally do not have stockholder rights specific to their corresponding groups. Instead, holders have customary stockholder rights relating to Snyder Communications as a whole. If Snyder Communications sells all or substantially all of the assets attributed to Circle.com, Snyder Communications must either: (1) pay a dividend to holders of Circle.com common stock equal to a proportionate interest in the net proceeds of that sale; (2) redeem outstanding shares of Circle.com from their holders for an amount equal to a proportionate interest in the net proceeds of that sale; or (3) issue SNC common stock in exchange for outstanding Circle.com common stock at a 10% premium to the value of the Circle.com common stock being exchanged. Snyder Communications will not be required to do any of the above if: (1) the sale is in connection with the liquidation of Snyder Communications; (2) the sale is a spin-off of Circle.com to the holders of Circle.com common stock; (3) the sale is to a person or entity controlled by Snyder Communications; or (4) the sale results in Snyder Communications receiving primarily equity securities of any entity that acquires the assets and is primarily engaged in a business similar or complementary to the business engaged in by Circle.com.

     At any time, Snyder Communications may convert the Circle.com common stock into SNC common stock at a premium. If there are adverse U.S. federal income tax law developments, Snyder Communications may convert the Circle.com common stock and SNC common stock without any premium. Snyder Communications may redeem this stock for stock of one of the subsidiaries that holds all of the assets and liabilities attributed to Circle.com. Holders will share assets remaining for distribution to holders of common stock on a per share basis in proportion to the liquidation units per share.

     The amended and restated certificate of incorporation of Snyder Communications, Inc. permits Snyder Communications to pay dividends on the SNC common stock out of assets of Snyder Communications legally available for the payment of dividends under Delaware law, but the total amount paid as dividends cannot exceed the available dividend amount for SNC.

     The amended and restated certificate of incorporation also permits Snyder Communications to pay dividends on Circle.com common stock, and to transfer corresponding amounts to SNC in respect of its retained interest in Circle.com, out of the assets legally available for payment of dividends under Delaware law. However, the total amount paid as dividends, plus the corresponding amounts transferred to SNC in respect of SNC's retained interest in Circle.com, cannot exceed the available dividend amount for Circle.com. The amended and restated certificate of incorporation provides that the available dividend amount for SNC and Circle.com, respectively, at any time is the amount that would then be legally available for payment of dividends on SNC common stock and Circle.com common stock under Delaware law as if SNC were a separate Delaware corporation and Circle.com were a separate Delaware corporation. The amount legally available for payment of dividends is generally limited to the total assets of the corporation less its total liabilities less the aggregate par value of the outstanding shares of its common stock and preferred stock. At the time of any dividend on the outstanding shares of Circle.com common stock, SNC will be credited, and Circle.com will be charged, a corresponding amount in respect of SNC's retained interest in Circle.com.

   Basis of Presentation

     Throughout 1998 and 1997, the Company completed acquisitions that were accounted for as poolings of interests for financial reporting purposes. The accompanying consolidated financial statements have been retroactively restated to reflect the pooling of interests transactions. During 1999, 1998 and 1997, the Company also made several acquisitions that have been accounted for as purchase business combinations.

                           SNYDER COMMUNICATIONS, INC.

The entities with which the Company has entered into mergers accounted for as poolings of interests for financial reporting purposes will be collectively referred to as the "Pooled Entities," and their mergers will be referred to herein as the "Acquisitions." The accompanying consolidated financial statements have been retroactively restated to reflect the combined financial position and combined results of operations and cash flows of the Company and the Pooled Entities, after elimination of all significant intercompany transactions, for all periods presented, giving effect to the Acquisitions as if they had occurred at the beginning of the earliest period presented. Prior to its merger with the Company in July 1997, American List Corporation utilized a February 28 fiscal year end. Concurrent with the merger, American List Corporation changed its fiscal year end to December 31. The accompanying consolidated statements of income, stockholders' equity and comprehensive income and cash flows for the year ended December 31, 1997 reflect the combination of the American List Corporation statements of income, stockholders' equity and comprehensive income and cash flows beginning March 1, 1997. Certain amounts previously presented have been reclassified to conform to the December 31, 1999 presentation. The consolidated balance sheets for all periods presented give effect to the conversion of the shares of the Pooled Entities' common stock into 19,643,112 shares of SNC's common stock and 4,910,778 shares of Circle.com common stock.

   Discontinued Operations

     The Company's consolidated financial statements reflect the net assets and operating results of the healthcare services business, which was spun off to Snyder Communications' shareholders on September 27, 1999, as discontinued operations (see Note 15). The net current and long-term assets of the healthcare services business have been separately presented in the accompanying consolidated balance sheet for 1998. The healthcare services operating results up to the date of the spin-off are reflected in the accompanying consolidated statement of income as income (loss) from discontinued operations. The accompanying notes, except Note 15, relate only to the continuing operations of the Company.

   Business

     The Company provides fully integrated marketing solutions for its clients and characterizes its service offerings into two types: direct marketing, advertising and communications services and Internet professional services. The direct marketing, advertising and communications services are provided by SNC through its Brann Worldwide, Bounty SCA Worldwide and Arnold Communications networks. The Internet professional services are provided by Circle.com. During 1998, the Company issued 8,604,293 shares of SNC common stock and 2,151,073 shares of Circle.com common stock and during 1997, the Company issued 10,414,888 shares of SNC common stock and 2,603,722 shares of Circle.com common stock in pooling of interests transactions with companies in the direct marketing, advertising and communications industry. Of the total SNC and Circle.com common stock shares issued in pooling of interests transactions, 6,545,928 SNC shares and 1,636,483 Circle.com shares were to companies that operate through Brann Worldwide, 8,983,714 SNC shares and 2,245,929 Circle.com shares were to companies that operate through Bounty SCA Worldwide and 3,489,539 SNC shares and 872,385 Circle.com shares were to companies that operate through Arnold Communications. The Company's operations are conducted throughout the United States, the United Kingdom and continental Europe.

The following details revenues and net income (loss) from continuing operations for each of the years ended December 31, 1999, 1998 and 1997, of the Company and the Pooled Entities through the dates of their respective Acquisitions:

                           SNYDER COMMUNICATIONS, INC.

                                                For the Years Ended December 31,
                                                -------------------------------
                                                  1999        1998       1997
                                                --------    --------   --------
                                                         (in thousands)
Revenues:
  The Company................................   $638,480    $402,688   $160,783
  Pooled Entities............................         --      91,115    242,289
                                                --------    --------   --------
                                                $638,480    $493,803   $403,072
                                                ========    ========   ========

Net income (loss) from continuing operations:
  The Company................................   $ 17,098    $ 32,206   $  5,589
  Pooled Entities............................         --     (10,846)   (22,225)
                                                --------    --------   --------
                                                $ 17,098    $ 21,360   $(16,636)
                                                ========    ========   ========

     During 1998, the Company completed several purchase business combinations for total consideration paid of approximately $5.6 million (152,411 shares of Snyder common stock and $438,750 in cash). Based upon an allocation of purchase consideration, these purchase business combinations have resulted in additional goodwill of approximately $6.6 million.

     During 1999, the Company completed several purchase business combinations including Media Syndication Global ("MSG") (March 30, 1999), Broadwell Marketing Group ("Broadwell") (May 21, 1999), Natural Intelligence, Inc. ("Natural Intelligence") (June 24, 1999), Tsunami Consulting Group, Inc. ("Tsunami") (June 25, 1999), Interactive Bureau (October 29, 1999) and NetMarquee (December 2,
1999) for total consideration paid of approximately $155.8 million (2,882,250 shares of Snyder common stock, 4,555,217 shares of Circle.com common stock and $31.3 million of cash). These purchase business combinations have resulted in additional goodwill of $158.7 million.

     The following table presents pro forma financial information as if the 1999 and 1998 purchase business combinations had been consummated at the beginning of each of the periods presented and all of the Company's operations had been taxed as a C corporation. The Company's other purchase business combinations are immaterial to the consolidated financial statements.

                                                         For the Years Ended
                                                             December 31,
                                                      --------------------------
                                                             (unaudited)
                                                            (in thousand)
                                                          1999          1998
                                                      ------------  ------------
Pro forma revenues................................        $671,946      $574,368
Pro forma net income .............................        $  7,075      $ 21,793

   Business Considerations

     There are important risks associated with the Company's business and financial results. These risks include (i) the Company's reliance on significant clients (see Note 2); (ii) the Company's ability to sustain and manage future growth; (iii) the Company's ability to manage and successfully integrate the businesses it has acquired and may acquire in the future; (iv) the Company's ability to successfully manage its international operations; (v) the potential adverse effects of fluctuations in foreign exchange rates; (vi) the Company's dependence on industry trends toward outsourcing of marketing services; (vii) the risks associated with the Company's reliance on technology and the risk of business interruption resulting from a

                           SNYDER COMMUNICATIONS, INC.

temporary or permanent loss of such technology; (viii) the entrance of new competitors with greater resources than the Company; (ix) the Company's ability to recruit and retain qualified personnel; and (x) the dependence of the Company's success on its executive officers and other key employees, in particular, its Chairman of the Board of Directors and Chief Executive Officer.

2.   Significant Clients:

     The Company had no clients that represented more than 7.0% of the Company's total revenues for the year ended December 31, 1999, one client that represented 10.4% of the Company's total revenues for the year ended December 31, 1998 and one client that represented 15.6% of the Company's total revenues for the year ended December 31, 1997.

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

   Property and Equipment

     Property and equipment is stated at cost. The Company depreciates furniture, fixtures and office and telephone equipment on a straight-line basis over three to ten years; computer equipment over two to five years and buildings over forty years. Leasehold improvements are amortized on a straight-line basis over the shorter of the term of the lease or the estimated useful lives of the improvements.

     When assets are retired or sold, the cost and related accumulated depreciation and amortization are removed from the accounts, and any gain or loss is reflected in income.

   Revenue Recognition

     SNC--SNC provides direct marketing, advertising and communications services for its clients, including database management, creative design, direct response marketing, WallBoard(R) information displays, sampling programs, print production, field sales, teleservices, advertising, public relations and media placements. Revenues are recognized as services are rendered in accordance with the terms of the contracts. Certain of these contracts provide for payments based on accepted customers and the type of service purchased by the customer. Revenues related to these sales are recognized on the date the

                           SNYDER COMMUNICATIONS, INC.

application for service is accepted by the Company's clients. At this point, the Company has no further performance obligation related to the submitted customer and is contractually entitled to payment. Revenues from the sale of lists are recognized upon the shipment to customers of lists on computerized labels, magnetic tape or computer diskettes for a one-time usage. Additional billings are made by the Company for additional usage by the customers. Certain of the contracts include media, postage and other pass-through costs purchased by the Company on behalf of its clients. For these contracts, the Company records as revenue the net billings to its clients.

     Circle.com--Revenues from Internet professional services are recognized based on the nature of the contract. Revenues from fixed price contracts are recognized using the proportional performance method based on the ratio of costs incurred to total estimated costs. Revenue from time-and-materials contracts are recognized as time and expenses are incurred. Provisions for estimated losses on uncompleted contracts are made in the period in which such losses are determined.

     Unbilled receivables represent amounts due from customers for services performed but not yet billed. Unearned revenue represents revenue collected in advance that is not earned and will be recognized in future periods as it is earned through the performance of services. Client advances represent deposits or funds received in advance from clients for payments to be made to third parties on behalf of clients.

   Goodwill and Other Intangible Assets

     Goodwill equal to the fair value of consideration paid in excess of the fair value of net assets purchased has been recorded in conjunction with several of the Company's purchase business combinations and is being amortized on a straight-line basis over periods of four to thirty years.

     The costs of customer lists that were acquired in conjunction with certain of the Company's purchase business combinations are amortized on a straight-line basis over seven years. The contractual covenants are amortized over the term of the related agreements, which is two to five years.

     Costs of purchased lists are amortized on a straight-line basis over their estimated useful lives, generally one to five years. The Company determines the useful lives of its lists based upon the estimated period of time such lists are marketable. The Company periodically reviews the marketability of its lists and, accordingly, their respective estimated useful lives.

     The costs of licenses to use, reproduce and distribute lists are amortized on a straight-line basis over the term of the related license agreement.

     When conditions or events occur that management believes might indicate that the goodwill or any other intangible asset is impaired, an analysis of estimated future undiscounted cash flows is undertaken to determine if any write down in the carrying value of the asset is required.

   Income Taxes

     Prior to their merger with the Company, certain of the U.S.-based Pooled Entities were treated as S corporations or limited liability companies for income tax purposes. Accordingly, no provision for federal or state income taxes, except in certain states that do not recognize S corporations or limited liability companies, has been made for these entities through the date of their mergers with the Company in the accompanying consolidated financial statements.

     The Company's subsidiaries with operations in the U.K. and continental Europe pay taxes in their respective countries, on a corporate level similar to a Corporation in the U.S.

                          SYNDER COMMUNICATIONS, INC.

     Unaudited Pro Forma Income (Loss) Data

     The unaudited pro forma net income (loss) amounts include a provision for federal and state income taxes as if the Company had been a taxable C corporation for all periods presented. The shares used in computing pro forma net income (loss) per share assume that the Reorganization and the Acquisitions had occurred at the beginning of each of the periods presented, reflect the issuance of additional shares as a result of issuances of stock, the exercise of stock options, and the repurchase of outstanding shares by certain subsidiaries of the Company prior to their mergers with the Company. The pro forma income tax rate on the Company's recurring operations reflects the combined federal, state and foreign income taxes of approximately 61.1%, 49.2% and (40.55)%, for the years ended December 31, 1999, 1998 and 1997, respectively.

     The table below presents this pro forma calculation of net income (loss):

                                                             For the Years Ended December 31,
                                                            ---------------------------------
                                                               1999        1998        1997
                                                            ----------   ---------   --------
                                                                      (in thousands)
Pro forma net income (loss) data (unaudited):
Historical income (loss) from continuing operations
   Before income taxes..................................   $  46,593    $  36,832    $(13,654)
Pro forma provision for income taxes....................     (28,462)     (18,133)     (5,537)
                                                           ---------    ---------    --------
Pro forma income (loss) from continuing operations......   $  18,131    $  18,699    $(19,191)
                                                           =========    =========    ========

Net Income (Loss) Per Share

     Statement of Financial Accounting Standards No. 128, "Earnings Per Share" ("SFAS No. 128") has been applied to all periods presented in these financial statements. SFAS No. 128 requires disclosure of basic and diluted EPS. Basic EPS is computed by dividing reported earnings available to common stockholders by the weighted average number of shares outstanding without consideration of common stock equivalents and other potentially dilutive securities. Diluted EPS gives effect to common stock equivalents and other potentially dilutive securities outstanding during the period.

     Upon effectiveness of the Recapitalization on October 22, 1999, Snyder Communications no longer presents a single earnings per share of common stock for any period in the consolidated financial statements as Snyder Communications shares are no longer outstanding. Earnings per share of common stock is presented separately for SNC common stock and Circle.com common stock using the two-class method in accordance with SFAS No. 128. The two-class method is an earnings allocation formula that determines the earnings per share for each class of common stock according to participation rights in undistributed earnings. For SNC common stock, earnings per share is calculated using earnings applicable to the SNC common stockholders, which includes SNC's retained interest in Circle.com. For Circle.com common stock, earnings per share is calculated using earnings applicable to Circle.com, which excludes earnings allocable to SNC's retained interest.

     SNC Net Income (Loss) Per Share. For all periods presented, basic EPS has been computed using the shares of SNC common stock that would have been outstanding in all prior periods assuming the Recapitalization of Snyder Communications common stock into SNC common stock and Circle.com common stock occurred at the earliest date presented in accordance with SFAS No. 128. The shares of SNC common stock used to calculate basic EPS in the fourth quarter of 1999 is based on a conversion of

                          SYNDER COMMUNICATIONS, INC.

Snyder Communications common stock into SNC common stock from October 1, 1999 through the date of the Recapitalization and the actual SNC common stock activity from the date of the Recapitalization through the end of the year. For all periods presented, diluted EPS has been computed using the incentive stock options, nonqualified stock options, restricted stock awards and stock appreciation rights of SNC that would have been outstanding in all prior periods assuming the Recapitalization of Snyder Communications occurred at the earliest date presented in accordance with SFAS No. 128. Earnings per share is calculated using 100% of the income from continuing operations, discontinued operations and net income of SNC as well as SNC's retained interest in Circle.com. The following table summarizes the information required to calculate earnings per share for SNC for all periods presented:

                                                              For the Years Ended December 31,
                                                            ------------------------------------
                                                               1999          1998        1997
                                                            ----------    ----------  ----------
                                                                        (in thousands)
SNC income (loss) from continuing operations............    $  31,488    $  21,362     $(16,506)
Loss related to retained interest in Circle.com.........       (2,739)          --          (26)
                                                            ---------    ---------     --------
                                                               28,749       21,362      (16,532)
                                                            ---------    ---------     --------
SNC income (loss) from discontinued operations..........      (11,562)       1,446      (10,225)
                                                            ---------    ---------     --------
SNC net income (loss) ..................................    $  17,187    $  22,808     $(26,757)
                                                            =========    =========     ========

     Circle.com Net Loss Per Share. For all periods presented, basic EPS has been computed using the shares of Circle.com common stock that would have been outstanding in all prior periods assuming the Recapitalization of Snyder Communications common stock into SNC common stock and Circle.com common stock occurred as the earliest date presented in accordance with SFAS No. 128. The shares of Circle.com common stock used to calculate basic EPS in the fourth quarter of 1999 is based on a conversion of Snyder Communications common stock into Circle.com common stock from October 1, 1999 through the date of the Recapitalization and the actual Circle.com common stock activity from the date of the Recapitalization through the end of the year. The outstanding shares of Circle.com do not include any shares attributable to SNC's retained interest. Earnings per share is computed using the net loss attributable to the stockholders of Circle.com. The following table summarizes the information required to calculate earnings per share for Circle.com for all periods presented:

                                                             For the Years Ended December 31,
                                                            ----------------------------------
                                                              1999         1998        1997
                                                            ---------   ---------  ------------
                                                                       (in thousands)
Circle.com net loss.....................................    $(14,390)   $     (2)   $     (130)
Income attributable to SNC's retained interest..........       2,739          --            26
                                                            --------    --------    ----------
                                                            $(11,651)   $     (2)   $     (104)
                                                            ========    ========    ===========

     Pro Forma SNC Net Income (Loss) Per Share. The unaudited pro forma net income (loss) amounts include a provision for federal and state income taxes as if SNC had been a taxable C corporation for all periods presented. For all periods presented, basic EPS has been computed using the shares of SNC common stock that would have been outstanding in all prior periods assuming the Recapitalization of Snyder Communications common stock into SNC common stock and Circle.com common stock occurred as of the earliest date presented in accordance with SFAS No. 128. The shares of SNC common stock and Circle.com common stock used to calculate basic EPS in the fourth quarter of 1999 is based on a conversion of Snyder Communications common stock into SNC common stock from October 1, 1999 through the date of the Recapitalization and the actual SNC common stock activity from the date of the Recapitalization through the end of the year. For all periods presented, diluted EPS has been computed using the incentive stock options, nonqualified stock options, restricted stock awards and stock appreciation rights of SNC that would have been outstanding in all prior periods assuming the Recapitalization of

                          SYNDER COMMUNICATIONS, INC.

Snyder Communications occurred at the earliest date presented in accordance with SFAS No. 128. Pro forma earnings per share is calculated using 100% of the pro forma income from continuing operations and pro forma net income of SNC as well as SNC's retained interest in Circle.com. The following table summarizes the information required to calculate pro forma earnings per share for SNC for all periods presented:

                                                             For the Years Ended December 31,
                                                           -----------------------------------
                                                              1999         1998        1997
                                                           ----------    ---------   ---------
                                                                     (in thousands)
SNC pro forma income (loss) from continuing operations..   $  32,521     $  18,576   $ (18,450)
Pro forma income (loss) related to retained interest in
    Circle.com..........................................      (2,739)           25        (148)
                                                           ---------     ---------   ---------
                                                           $  29,782     $  18,601   $ (18,598)
                                                           =========     =========   =========

     Pro Forma Circle.com Net Income (Loss) Per Share: The unaudited pro forma net income (loss) amounts include a provision for federal and state income taxes as if Circle.com had been a taxable C corporation for all periods presented. For all periods presented, basic EPS has been computed using the shares of Circle.com common stock that would have been outstanding in all prior periods assuming the Recapitalization of Snyder Communications common stock into SNC common stock and Circle.com common stock occurred as of the earliest date presented in accordance with SFAS No. 128. The shares of Circle.com common stock used to calculate basic EPS in the fourth quarter of 1999 is based on a conversion of Snyder Communications common stock into Circle.com common stock from October 1, 1999 through the date of the Recapitalization and the actual Circle.com common stock activity from the date of the Recapitalization through the end of the year. For all periods presented, diluted EPS has been computed using the incentive stock options, nonqualified stock options, restricted stock awards and stock appreciation rights of Circle.com that would have been outstanding in all prior periods assuming the Recapitalization of Snyder Communications occurred at the earliest date presented in accordance with SFAS No. 128. The outstanding shares of Circle.com do not include any shares attributable to SNC's retained interest. Earnings per share is computed using the pro forma net income (loss) allocable to the stockholders of Circle.com.

                                                             For the Years Ended December 31,
                                                           -----------------------------------
                                                              1999         1998         1997
                                                           ----------   -----------   --------
                                                                     (in thousands)
Circle.com pro forma net income (loss)..................   $(14,390)    $       123   $  (741)

Pro forma income (loss) attributable to SNC's retained
     interest...........................................     (2,739)             25      (148)
                                                           ---------    -----------   -------
                                                           $(11,651)    $        98      (593)
                                                           ========     ===========   =======

   Accounting for Stock Options

     The Company accounts for its stock-based compensation plan using the intrinsic value based method in accordance with the provisions of APB Opinion No. 25, "Accounting for Stock Issued to Employees." Pro forma disclosure of net income, calculated as if SNC and Circle.com accounted for their stock-based compensation plan using the fair value based method in accordance with the provisions of Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation" ("SFAS No. 123"), is detailed below.

                          SYNDER COMMUNICATIONS, INC.

SNC

     The fair value of each option grant is estimated on the date of grant using a Black-Scholes option pricing model with the following weighted average assumptions used for grants in 1999 and 1998: risk free interest rate of 6.36% and 4.56%, expected dividend yield of zero, expected life of 4 years and expected volatility of 30.0% and 20.0%.

     The weighted average option fair value on the grant date was $4.95 for options issued during the year ended December 31, 1999.

Circle.com

     The fair value of each option grant is estimated on the date of grant using a Black-Scholes option pricing model with the following weighted average assumptions used for grants in 1999 and 1998: risk free interest rate of 6.36% and 4.56%, expected dividend yield of zero, expected life of 4 years and expected volatility of 117.0% and 58.0%.

     The weighted average option fair value on the grant date was $10.55 for options issued during the year ended December 31, 1999.

     If the Company had recorded compensation expense using the fair value based method prescribed by SFAS No. 123, the Company's 1999 and 1998 pro forma net income, which reflects a pro forma adjustment for income taxes, would have been reduced to the following as adjusted amounts:

                                                As of December 31,
                                             ----------------------
                                                1999         1998
                                             ----------- ----------
                                                  (in thousands)
          Pro forma net income (loss):
                   As reported.............    18,131     $  18,699
                   As adjusted.............    (3,026)        9,235

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

   Fair Value of Financial Instruments

     SFAS No. 107, "Disclosures about Fair Value of Financial Instruments," requires disclosure of the fair value of certain financial instruments. For purposes of this disclosure, the fair value of a financial instrument is the amount at which the instrument could be exchanged in a current transaction between willing parties. Cash and equivalents, accounts receivable, unbilled services, accounts payable and related party borrowings approximates fair value because of the relatively short maturity of these instruments. Long-term debt approximates fair value as the majority of this debt has a variable interest rate.

                          SYNDER COMMUNICATIONS, INC.

     Concentration of credit risk is limited to cash and equivalents, marketable securities, accounts receivable and unbilled services. The Company places its investments in highly rated financial institutions, U.S. Treasury bills, investment grade short-term debt instruments and state and local municipalities, while limiting the amount of credit exposure to any one entity. The Company's receivables are concentrated with customers in the telecommunications and consumer packaged goods industries. The Company does not require collateral or other security to support clients' receivables.

     New Accounting Pronouncements

     During 1997, the Company adopted Statement of Financial Accounting Standards No. 128, "Earnings Per Share" ("SFAS No. 128") and has applied its provisions to all periods presented in these financial statements. SFAS No. 128 requires primary earnings per share ("EPS") to be replaced with basic EPS. Basic EPS is computed by dividing reported earnings available to common stockholders by the weighted average number of shares outstanding without consideration of common stock equivalents or other potentially dilutive securities. Diluted EPS gives effect to common stock equivalents and other potentially dilutive securities outstanding during the period.

     During 1998, the Company adopted Statement of Financial Accounting Standards No. 130, "Reporting Comprehensive Income" ("SFAS No. 130"), and the accompanying consolidated financial statements have been restated to conform to the SFAS No. 130 requirements. Included within accumulated other comprehensive income are the cumulative amounts for foreign currency translation adjustments and unrealized gains and losses on marketable securities. The cumulative foreign currency translation adjustment was a $2.4 million loss and a $1.8 million gain as of December 31, 1999 and 1998, respectively. The cumulative unrealized gain on marketable securities was $4,000 and $11,000 as of December 31, 1999 and 1998, respectively.

     During 1998, the Company adopted Statement of Financial Accounting Standards No. 131, "Disclosures About Segments of an Enterprise and Related Information" ("SFAS No. 131"). The disclosures required by SFAS No. 131 are disclosed in Note 19. SNC's networks provide services used to develop and deliver messages to both broad and targeted audiences through a wide range of communications channels. The operations within SNC's networks exhibit similar economic characteristics driven from their consistent efforts to build brands and increase market penetration for their clients. These operations are reported as one operating segment. Circle.com provides Internet professional services. The Circle.com common stock is intended to separately track the performance of Circle.com. Therefore, Circle.com is reported as an operating segment.

     During 1998, the Company adopted Statement of Financial Accounting Standards No. 132, "Employers' Disclosures about Pensions and Other Postretirement Benefits" ( "SFAS No. 132 "). The disclosures required by SFAS No. 132 are provided in Note 13.

     During 1998, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities" (SFAS No. 133). This statement was originally effective for all fiscal quarters of fiscal years beginning after June 15, 1999; however, during the second quarter of 1999 the FASB deferred the effective date. The Company believes that the adoption of SFAS No. 133 will not have a significant impact on its consolidated financial statements.

                          SYNDER COMMUNICATIONS, INC.

4.   Marketable Securities:

     The amortized cost, unrealized gains and losses, and market values of the Company's held-to-maturity and available-for-sale securities are summarized as follows (in thousands):

                                                                      Amortized    Unrealized    Unrealized    Market
                                                                         Cost         Gains        Losses       Value
                                                                      ---------    ----------    ----------    ------
December 31, 1999
Available for sale:
Equity securities ..........................................          $       5    $        4    $        --    $    9
                                                                      =========    ==========    ===========    ======
December 31, 1998
Held to maturity, maturing in less than one year:
State and municipal bonds...................................          $       6    $       --    $        --    $    6
                                                                      =========    ==========    ===========    ======
Available for sale:
Equity securities ..........................................          $     104    $       --    $       (14)   $   90
Government income securities................................                555            --            (39)      516
                                                                      ---------    ----------    -----------    ------
                                                                      $     659    $       --    $       (53)   $  606
                                                                      =========    ==========    ===========    ======

5.   Property and Equipment:
     Property and equipment consist of the following:

                                                                 As of December 31,
                                                                --------------------
                                                                  1999        1998
                                                                ---------   --------
                                                                    (in thousands)
     Buildings and leasehold improvements..................     $ 43,181    $ 49,871
     Computers and equipment...............................       65,364      55,253
     Furniture and fixtures................................       38,613      12,999
                                                                 --------    --------
                                                                  147,158     118,123
     Accumulated depreciation..............................       (61,917)    (47,756)
                                                                 --------    --------
                                                                 $ 85,241    $ 70,367
                                                                 ========    ========

     Depreciation expense totaled $17.0 million, $12.8 million and $10.5 million in 1999, 1998 and 1997, respectively.

6.   Goodwill and Other Intangible Assets:

     Goodwill and other intangible assets consist of the following:

                                                          As of December 31,
                                                       ----------------------
                                                        1999            1998
                                                       -------         ------
                                                            (in thousands)
     Goodwill....................................      $243,982        $68,877
     Costs of lists and contractual covenant.....        12,571         15,661
     License agreements..........................         3,253          2,284
                                                       --------        -------
                                                        259,806         86,822
     Accumulated amortization....................       (18,903)       (14,534)
                                                       --------        -------
                                                       $240,903        $72,288
                                                       ========        =======

                          SYNDER COMMUNICATIONS, INC.

     Goodwill arose from purchase acquisitions at certain of the Pooled Entities prior to their respective mergers with the Company and from the Company's 1999, 1998 and 1997 purchase business combinations.

     Amortization expense of goodwill and other intangible assets totaled $11.5 million, $4.7 million and $3.0 million in 1999, 1998 and 1997, respectively.

7.   Debt:

   Long-Term Borrowings

     Long-term borrowings consist of the following:

                                                                                     As of December 31,
                                                                                    -------------------
                                                                                      1999        1998
                                                                                    -------      ------
                                                                                       (in thousands)
     Notes, principally acquisition related, 7%-8%, due January
      2000 and 2002.............................................................     $ 1,488    $  1,297
     Belgian bank debt, 6.6% weighted average rate, due various dates
      through March 31, 2002....................................................          73         346
     Obligations under license agreement, 7.25% imputed rate....................          --       1,058
     Other......................................................................          21          --
                                                                                     -------    --------
                                                                                       1,582       2,701
     Current maturities of long-term borrowings.................................        (551)     (1,085)
                                                                                     -------    --------
                                                                                     $ 1,031    $  1,616
                                                                                     =======    ========

     In addition to the debt listed above, approximately $4.5 million in debt with a weighted average interest rate of 8.6%, primarily classified as current as of December 31, 1996, was paid in full during 1997.

     Both foreign and domestic term debt from banking and financing institutions is secured by the assets of those subsidiaries.

     Future minimum payments as of December 31, 1999, on long-term borrowings, excluding capital leases, are as follows (in thousands):

                         2000 .........................   $    551
                         2001 .........................        429
                         2002 .........................        373
                         2003 .........................        110
                         2004 .........................        119
                                                          --------
                            Total......................   $  1,582
                                                          ========

                          SYNDER COMMUNICATIONS, INC.

     Related Party Borrowings

     Related party borrowings consist of the following:

                                                                                          As of December 31,
                                                                                        ---------------------
                                                                                           1999       1998
                                                                                        ----------  ---------
                                                                                           (in thousands)
     Note payable, acquisition related, 7%, due September 30, 2002....................  $   7,381   $  7,504
     Note payable, acquisition related, 5% for first two years and 7% during third
        year, due February 18, 2001...................................................      1,350      1,420
                                                                                        ---------   --------
                                                                                            8,731      8,924
     Current maturities of related party borrowings...................................         --         --
                                                                                        ---------   --------
                                                                                        $   8,731   $  8,924
                                                                                        =========   ========

     In addition to the debt listed above, approximately $10.6 million in related party debt with a weighted average interest rate of 8.3% and with maturities that extended to 2008 was paid in full during 1997.

   Lines of Credit

     Lines of credit consist of the following:

                                                                                         As of December 31,
                                                                                      -----------------------
                                                                                         1999         1998
                                                                                      ----------    ---------
                                                                                           (in thousands)
     U.S. bank line of credit, prime rate plus 0.5% (9% at December 31, 1999), $2.3
         million maximum borrowing limit, maturing January 1, 2000..................  $      192    $  1,825
     Belgian bank line of credit, 3.9% interest rate, $31.5 million BEF maximum borrowing limit (approximately $785,000 at December 31,
         1999) renewable monthly....................................................         778          --
     U.S. bank line of credit, prime rate or LIBOR plus a margin ranging from
         0.875% to 1.875% (average weighted interest rate of 7.725% at December 31,
         1999), $195 million maximum borrowing limit, maturing August 27, 2003......     180,000          --
                                                                                        --------    --------
                                                                                         180,970       1,825
     Current maturities of lines of credit.........................................         (970)     (1,825)
                                                                                        --------    --------
                                                                                        $180,000    $     --
                                                                                        ========    ========

     In addition to the above lines of credit, one subsidiary maintains an unsecured line of credit that is used exclusively for the issuance of letters of credit. The facility has a $10 million maximum limit that is guaranteed by Snyder Communications, Inc. Letters of credit totaling $8.6 million are currently outstanding under the agreement, which expires on December 31, 2003.

     The Company maintains various lines of credit with banking and financial institutions, requiring the consolidated group to meet restrictive covenants concerning net worth and debt service coverage. In aggregate, the Company had lines of credit available for $208.1 million with interest rates ranging from 3.9% to 9.0% at December 31, 1999.

8.   Capital Stock:

     On October 22, 1999, the Company completed a recapitalization in which all outstanding shares of Snyder Communications Commoncommon stock were replaced with one share of SNC common stock and 0.25 of a share of Circle.com common stock. All historic periods in the accompanying consolidated

                          SNYDER COMMUNICATIONS, INC.

Balance Sheet and Statement of Stockholders' Equity and Comprehensive Income have been restated as though the Recapitalization had occurred at the beginning of the earliest period presented. The Company's amended and restated Certificate of Incorporation provides for the issuance of up to 320 million shares of SNC common stock and up to 80 million shares of Circle.com common stock.

     On May 21, 1998, the Company completed the public offering of 7,068,006 shares of Snyder Communications Commoncommon stock, par value $0.001 per share, at an offering price of $42.00 per share. The offering included 500,064 newly issued shares of common stock sold by the Company and 6,567,942 previously outstanding shares of common stock sold by selling stockholders. The Company received net proceeds of approximately $17.3 million from the offering, net of offering costs. The Company did not receive any proceeds from the sale of shares of common stock in the offering by the selling stockholders.

     On September 24, 1997, the Company completed the public offering of 8,776,334 shares of Snyder Communications Commoncommon stock, par value $0.001 per share, at an offering price of $25.8125 per share. The offering included 1,850,000 newly issued shares of common stock sold by the Company and 6,926,334 previously outstanding shares of common stock sold by selling stockholders. The Company received net proceeds of approximately $42.7 million from the offering, net of offering costs. The Company did not receive any proceeds from the sale of shares of common stock in the offering by the selling stockholders.

9.   Income Taxes:

     The Company's income tax provision includes the following components:

                                                               For the Years Ended December 31,
                                                               ---------------------------------
                                                                 1999        1998        1997
                                                               ---------   ---------    --------
                                                                        (in thousands)
     Current:
        U.S.--Federal.......................................    $ 16,345    $ 11,371     $ 4,719
        U.S.--State and city................................       3,729       2,837       2,323
        Foreign.............................................       2,729       6,778       2,299
                                                               ---------   ---------    --------
                                                                  22,803      20,986       9,341
                                                               ---------   ---------    --------
     Deferred:
        U.S.--Federal.......................................       5,602      (5,496)     (4,509)
        U.S.--State and city................................       1,284      (1,429)     (1,224)
        Foreign.............................................        (194)      1,411        (626)
                                                               ---------   ---------    --------
                                                                   6,692      (5,514)     (6,359)
                                                               ---------   ---------    --------
        Income tax provision................................    $ 29,495    $ 15,472     $ 2,982
                                                               =========   =========    ========

                          SNYDER COMMUNICATIONS, INC.

     The provision for taxes on income from continuing operations differs from the amount computed by applying the U.S. federal income tax rate as a result of the following:

                                                                          For the Years Ended December 31,
                                                                          ---------------------------------
                                                                            1999         1998        1997
                                                                            ----         ----        ----
                                                                                   (in thousands)
     Taxes at statutory U.S. federal income tax rate...................      35.00%      35.00%       35.00%
     Income taxed directly to owners...................................       2.21       (7.22)       18.11
     State and city income taxes, net of federal tax benefit...........       6.25        4.11        (9.76)
     Foreign tax rate differential.....................................     (12.71)      (9.36)       10.28
     Dividends on mandatorily redeemable preferred stock...............         --          --        (1.23)
     Goodwill amortization.............................................       6.21        0.76        (1.04)
     Acquisition costs and other permanent differences.................      26.33       18.72       (73.20)
                                                                             -----       -----        -----
     Effective tax rate................................................      63.29%      42.01%      (21.84)%
                                                                             =====       =====        =====

     Deferred income taxes are recorded based upon differences between the financial statement and tax bases of assets and liabilities. As of December 31, 1999 and 1998, temporary differences that give rise to the deferred tax assets and liabilities consist of the following (in thousands):

                                                                       As of December 31,
                                                                     -----------------------
                                                                       1999         1998
                                                                       ----         ----
                        Reserve for doubtful accounts...........     $    1,736   $    3,778
                        Accrued expenses........................          5,641        4,349
                        Intangible assets.......................         80,199       85,093
                        Deferred compensation...................          4,072        4,102
                        Tax losses of subsidiaries..............          6,055        1,964
                        Tax benefit of capital losses...........          1,202        1,202
                        Other...................................         14,035        7,932
                                                                     ----------   ----------
                        Gross deferred tax assets...............        112,940      108,420
                                                                     ----------   ----------
                        Property and equipment..................         (3,077)      (1,172)
                        Revenue recognition.....................           (746)      (1,180)
                        Other...................................         (2,773)      (2,593)
                                                                     ----------   ----------
                        Gross deferred tax liabilities..........         (6,596)      (4,945)
                                                                     ----------   ----------
                        Valuation allowance.....................         (3,167)      (3,167)
                                                                     ----------   ----------
                        Net deferred tax asset..................     $  103,177   $  100,308
                                                                     ==========   ==========

     Several of the Company's subsidiaries have capital and operating loss tax carryforwards that can be realized only if these subsidiaries generate taxable capital gains or operating income, respectively. The amounts and respective expiration dates of operating loss tax carryforwards are as follows: net operating losses generated between 1989 and 1999 of approximately $21.0 million expiring between 2004 and 2019 (approximately $9.4 million expires in 2019 and approximately $6.4 expires in 2013, representing 75% of the net operating loss carryforward). At December 31, 1999 and 1998, management determined that a valuation allowance against the deferred tax asset associated with these tax losses was required for one of these subsidiaries. Management continually assesses whether the Company's deferred tax asset is realizable and believes that the deferred tax asset, net of the valuation allowance, is realizable at December 31, 1999.

     The Company will receive a future benefit arising from the tax treatment of three of its taxable mergers completed in 1998. In accordance with generally accepted accounting principles, as a result of the mergers being accounted for as poolings of interests, the Company recorded a net estimated future tax benefit of approximately $76.9 million as a credit to stockholders' equity during the year ended December 31, 1998.

                          SNYDER COMMUNICATIONS, INC.

     At December 31, 1999, cumulative consolidated undistributed earnings of the Company's foreign subsidiaries were approximately $43.4 million. No provision for U.S. income taxes or foreign withholding taxes has been made since the Company considers the undistributed earnings to be permanently invested in the foreign countries. Determination of the amount of unrecognized deferred tax liability, if any, for the cumulative undistributed earnings of the foreign subsidiaries is not practicable since it would depend upon a number of factors which cannot be known until such time as a decision to repatriate the earnings is made.

10.  Non-Recurring Costs:

     The Company recorded $23.4 million of non-recurring costs during 1999. These costs include (a) a $14.3 million non-cash charge related to a payment made to the former owners of Media Syndication Global in the form of 1,171,223 shares of Snyder Communications common stock in exchange for the release of any and all claims against Snyder Communications, Inc. relating to the merger transaction; the payment was not provided for in the purchase agreement and is not part of the purchase price for accounting purposes; (b) $9.6 million of costs related to the October 22, 1999 Recapitalization of Snyder Communications, Inc., consisting of investment banking fees, legal and accounting fees, employee bonuses, SEC filing fees, printing fees and other related costs; (c) a reduction of $2.0 million in previously recorded acquisition and related costs due to a revision of estimated amounts; and (d) a $1.5 million charge for consulting and related costs necessary to consolidate and integrate certain of SNC's acquired operations in the U.S. under the plan initiated in the fourth quarter of 1998 as discussed below.

     The Company recorded $39.5 million in non-recurring costs during 1998. $36.3 million of these costs are related to the consummation of 1998 mergers and consist of investment banking fees, expenses associated with the accelerated vesting of options held by employees of certain of the Company's acquirees, other professional service fees, transfer taxes and other contractual payments. In addition, $2.6 million was recorded for costs necessary to consolidate and integrate certain of the Company's acquired operations in the U.S. Four locations have been combined into two. The $2.6 million charge consists of approximately $1.6 million of severance and other costs associated with the termination of 42 employees, and $1.0 million of fees incurred for other costs related to these integration activities. The integration did not result in a headcount reduction. Most of the terminated employees elected not to relocate and were replaced. As of December 31, 1999, 46 employees had terminated employment with the Company and there is no remaining liability. 1998 non-recurring costs also include compensation to stockholders of $0.6 million. Prior to their merger with the Company, certain stockholders of the acquired companies received annual compensation in their roles as managers in excess of amounts that they will receive pursuant to employment agreements they have entered into with Snyder. The excess amount is recorded as non-recurring costs in the periods prior to the mergers and the Company records no compensation to stockholders following an acquisition.

     The Company recorded $49.2 million in non-recurring costs during 1997. $31.4 million of these costs relate to the consummation of the 1997 mergers and consist primarily of investment banking fees, other professional service fees, certain U.K. excise and transfer taxes, a noncash charge of approximately $9.1 million related to the accelerated vesting of the options held by employees of one of the Company's acquirees, $5.3 million for the write-off of deferred license fees and the accrual of a liability to resolve outstanding litigation. Both the write-off of the deferred fees and the accrual of the liability were recorded due to changes in fact that resulted from the mergers. Non-recurring costs also includes $12.4 million in compensation to stockholders and $5.4 million in ESOP expense for employees of one of the acquired companies.

     The integration costs recorded in 1998 were recorded in accordance with Emerging Issues Task Force No. 94-3 "Liability Recognition for Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring)" ("EITF 94-3"). Additional expenses for the Company's integration activities recorded in

                          SNYDER COMMUNICATIONS, INC.

1999 represent additional costs incurred that did not qualify for accrual at December 31, 1998 in accordance with EITF 94-3.

     The following table summarizes the activity in the integration activities liability account:

                                        Beginning                      Deductions for    Balance at End
                                         Balance         Additions     Amounts Paid        of Period
                                        ----------     ------------   ---------------    --------------
Year Ended December 31, 1999........       $ 2,320        $ 1,540        $ 3,860           $     --
Year Ended December 31, 1998........       $    --        $ 2,625        $   305           $  2,320

11.  Employee Stock Ownership Plan:

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

     All dividends and contributions received by the ESOP were used to pay debt service for the period which the ESOP was leveraged. As the debt was repaid, shares were released and allocated to active participants based on the proportion of debt service paid in the year. The ESOP was accounted for in accordance with Statement of Position No. 93-6 "Employers' Accounting for Employee Stock Ownership Plans." As shares were committed to be released, the Company recorded compensation expense equal to the then current market price of the shares committed to be released, and the shares were treated as outstanding for earnings-per-share (EPS) computations. Dividends on allocated ESOP shares were recorded as a reduction of retained earnings; dividends on unallocated ESOP shares were recorded as a reduction of debt and accrued interest. ESOP compensation expense was $5.4 million in 1997. The status of ESOP shares as of December 31, after giving retroactive effect for recapitalization, is as follows:

SNC
                                                 As of December 31,
                                               ----------------------
                                                  1999         1998
                                                  ----         ----
      Allocated shares.....................      409,431     710,890
      Distribution to participants.........      (71,614)         --
      Shares sold..........................           --    (301,459)
                                                 -------     -------
      Total ESOP shares....................      337,817     409,431
                                                 =======     =======

Circle.com

                                                 As of December 31,
                                               ----------------------
                                                  1999         1998
                                                  ----         ----
      Allocated shares.....................      102,358     177,723
      Distribution to participants.........      (17,903)         --

                          SNYDER COMMUNICATIONS, INC.

               Shares sold..........................         --     (75,365)
                                                         ------     -------
               Total ESOP shares....................     84,455     102,358
                                                         ======     =======

     All ESOP shares had been released as of December 31, 1999 and 1998.

     At December 31, 1998, certain ESOP plan participants could, at their option, require the Company to repurchase their vested shares held by the ESOP for fair value. The balance necessary to satisfy this repurchase obligation at December 31, 1998 has been classified as Redeemable ESOP stock in the accompanying consolidated balance sheet with a like amount shown as a reduction of paid-in capital. No such repurchase obligation existed at December 31, 1999.

12.  Stock Incentive Plan:

     In October 1999, concurrent with the Recapitalization, the Company's Second Amended and Restated Stock Incentive Plan ("Amended Stock Plan") became effective. The Amended Stock Plan authorizes the Company to grant incentive stock options, nonqualified stock options, restricted stock awards and stock appreciation rights based on SNC common stock and Circle.com common stock. The outstanding awards previously granted under the stock incentive plan based upon shares of then existing Snyder Communications common stock were adjusted so that each holder of an outstanding award received corresponding awards based upon shares of SNC common stock, Circle.com common stock, or both. In all cases, the exercise prices of options were adjusted in order to maintain the economic position of option holders. The aggregate intrinsic value of the options outstanding and the ratio of the exercise price per option to the market value per share did not change as a result of the option adjustments.

SNC
---

     The aggregate number of shares of SNC common stock that may be issued under the Amended Stock Plan upon exercise of options, SARs or in the form of restricted stock is 18 million, increased by 17.5% of the number of additional shares of SNC stock issued following the Recapitalization. The exercise price of SNC options granted under the Amended Stock Plan may not be less than 100% of the fair market value per share of SNC common stock on the date of the option grant. The vesting and other provisions of the options are determined by Snyder Communications, Inc.'s Board of Directors or their designee.

     A summary of the SNC option activity within the Amended Stock Plan, for the three years ended December 31, 1999, after giving retroactive effect for the Recapitalization, is as follows:

                                                                         Options Outstanding
                                                                   --------------------------------
                                                                   1999         1998          1997
                                                                   --------------------------------
                                                                           (in thousands)
     Beginning of year.........................................      14,569      8,491        5,694
          Granted                                                     6,466     10,463        5,371
          Exercised............................................        (607)      (590)      (1,238)
          Forfeited or expired.................................      (7,004)    (3,795)      (1,336)
                                                                     ------     ------        -----
     End of year...............................................      13,424     14,569        8,491
                                                                     ======     ======        =====

          Exercisable at end of year...........................       3,546      1,550        1,159
                                                                     ======     ======        =====

                          SNYDER COMMUNICATIONS, INC.

                                                                     Weighted Average Exercise Price
                                                                     -----------------------------------
                                                                        1999         1998          1997
                                                                        ----         ----          ----
    Beginning of year.........................................       $ 16.55       $ 15.67      $  15.49
         Granted..............................................         14.89         19.53         16.69
         Exercised............................................         18.04         20.41         17.60
         Forfeited or expired.................................         17.50         22.08         17.25
                                                                     -------       -------      --------
    End of year...............................................       $ 15.19       $ 16.59      $  15.67
                                                                     =======       =======      ========

    Exercisable at end of year                                       $ 13.89       $ 15.74      $  15.96
                                                                     =======       =======      ========

    The SNC options outstanding at December 31, 1999 have exercise prices that range from $0.01 to $24.73. The weighted average remaining contractual life on the SNC options outstanding at December 31, 1999 is 8.40 years.

Circle.com
----------

    The aggregate number of shares of Circle.com common stock that may be issued under the Amended Stock Plan upon exercise of options, SARs or in the form of restricted stock is 5.4 million, increased by 30% of the number of additional shares of Circle.com common stock issued following the Recapitalization. The exercise price of Circle.com options granted under the Amended Stock Plan may not be less than 100% of the fair market value per share of Circle.com common stock on the date of the option grant. The vesting and other provisions of the options are determined by Snyder Communications, Inc.'s Board of Directors.

    A summary of the Circle.com option activity within the Amended Stock Plan for the three years ended December 31, 1999, after giving retroactive effect for the Recapitalization, is as follows:

                                                                         Options Outstanding
                                                                   ------------------------------
                                                                   1999         1998        1997
                                                                   ----         ----        ----
                                                                           (in thousands)
    Beginning of year.........................................      3,535        1,474        418
         Granted                                                    3,328        2,856      1,111
         Exercised............................................        (24)         (16)        --
         Forfeited or expired.................................     (1,381)        (779)       (55)
                                                                    -----        -----      -----
    End of year...............................................      5,458        3,535      1,474
                                                                    =====        =====      =====

         Exercisable at end of year...........................      1,023          145         44
                                                                    =====        =====      =====

                                                                   Weighted Average Exercise Price
                                                                   --------------------------------
                                                                    1999         1998        1997
                                                                    ----         ----        ----
    Beginning of year.........................................    $ 22.33      $ 18.62    $ 13.60
         Granted..............................................      15.05        26.40      20.62
         Exercised............................................      12.44        20.33         --
         Forfeited or expired.................................      23.54        30.28      20.52
                                                                  -------      -------    -------
    End of year...............................................    $ 17.58      $ 22.33    $ 18.63
                                                                  =======      =======    =======

    Exercisable at end of year................................    $ 19.33      $ 21.35    $ 17.21
                                                                  =======      =======    =======

                          SNYDER COMMUNICATIONS, INC.

     The Circle.com options outstanding at December 31, 1999 have exercise prices that range from $0.01 to $31.66. The weighted average remaining contractual life on the Circle.com options outstanding at December 31, 1999 is
8.81 years.

     During 1999, the Company granted 56,994 Restricted Shares of SNC common stock and 167,584 Restricted Shares of Circle.com common stock at a purchase price of $0.001 per share, to certain employees. The Restricted Shares will vest ratably over the four years following the grant date. During 1999, the Company recognized $179,000 in expense related to these Restricted Shares.

13.  Employee Benefits:

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

     For purposes of these consolidated financial statements, the actuarial value of the plan's liabilities has been estimated using the available actuarial valuations, and the plan's asset values reflect the actual market value of those assets at each balance sheet date based on records maintained by the plan's trustees. The most recent actuarial update of the plan's liabilities was performed as of December 31, 1999. The significant assumptions used and the funded status of the plan are set out in the tables below.

                                                                             Significant Assumptions
                                                                         -----------------------------
                                                                           1999      1998       1997
                                                                         --------  --------   --------
      Discount rate..................................................        6.25%      5.5%      6.75%
      Expected long-term rate of return on plan
             Assets..................................................        7.25       6.5       7.75
      Rate of increase in compensation...............................        4.25       4.0       5.25

   Net Periodic Pension Cost

     Net periodic pension cost is determined using the assumptions as of the beginning of the year and is comprised of the following:

                                                                                 For the Years Ended December 31,
                                                                              --------------------------------------
                                                                                   1999        1998        1997
                                                                              -----------  -----------  ------------
                                                                                          (in thousands)
     Service cost...............................................              $     1,420  $     1,375  $      1,360
     Interest cost on projected benefit obligation..............                    1,145        1,177         1,065
     Expected return on plan assets.............................                   (1,436)      (1,392)       (2,899)
     Net amortization of unrecognized net loss and deferral of
      actual return on plan assets..............................                       --           --         1,638
                                                                              -----------  -----------  ------------
     Net periodic pension cost..................................              $     1,129  $     1,160  $      1,164
                                                                              ===========  ===========  ============

                          SNYDER COMMUNICATIONS, INC.

   Funded Status

     The funded status is determined using the assumptions as of the end of the year and is reflected as follows:

                                                                                      As of December 31,
                                                                                  ---------------------------
                                                                                       1999          1998
                                                                                  ------------   ------------
                                                                                        (in thousands)
     Change in benefit obligation:
     Benefit obligation at beginning of year..............................        $     20,947   $     17,502
     Service cost.........................................................               1,420          1,375
     Interest cost........................................................               1,145          1,177
     Plan participants' contributions.....................................                 567            646
     Actuarial gain.......................................................               1,129          1,143
     Benefits paid........................................................                (890)          (464)
                                                                                  ------------   ------------
     Benefit obligation at end of year....................................        $     24,318   $     21,379
                                                                                  ============   ============

     Change in plan assets:
     Fair value of plan assets at beginning of year.......................           $  21,319   $     17,321
     Actual return on plan assets.........................................               5,597          2,913
     Employee contribution................................................                 567            646
     Employer contribution................................................               1,488          1,342
     Benefits paid........................................................                (890)          (464)
                                                                                  ------------   ------------
     Fair value of plan assets at end of year.............................           $  28,081   $     21,758
                                                                                  ============   ============

     The Company and certain of its subsidiaries maintain defined contribution benefit plans. Pension and profit sharing costs related to these plans amounted to approximately $4.0 million, $1.6 million, and $1.2 million for 1999, 1998 and 1997, respectively.

     During 1999, Snyder Communications established an employee stock purchase plan (the "ESPP") pursuant to which Snyder may make available for sale to its employees shares of both SNC and Circle.com common stock at a price equal to 85% of the lower of the market value on the first or last day of each quarter. The ESPP is intended to give Snyder employees the opportunity to purchase shares of SNC and Circle.com common stock through payroll deductions. A maximum of 2.5 million SNC shares and 625,000 Circle.com shares may be purchased by Snyder employees under the ESPP. During 1999 a total of 21,250 SNC shares and 5,315 Circle.com shares of common stock were issued under the ESPP.

14.  Net Income Per Share:

     A reconciliation of the shares used to compute basic and diluted earnings per share for SNC and Circle.com follows. Shares have been restated for periods prior to the October 22, 1999 Recapitalization to reflect the number of SNC and Circle.com shares and stock equivalents which would have been outstanding during these periods if the Recapitalization had occurred at the beginning of the earliest period presented. For each of the years presented, the same net income used to compute basic earnings per share was used to compute diluted earnings per share.

                          SNYDER COMMUNICATIONS, INC.

        SNC                                                                               For the Years Ended December 31,
        ---                                                                          ------------------------------------------
                                                                                           1999          1998         1997
                                                                                     --------------  ------------  ------------
                                                                                                    (in thousands)
        Weighted average shares outstanding for the period
           used in computation of basic net income per share.....                            72,851        69,587        63,752
        Diluted impact of stock options and other dilutive
           securities............................................                             1,186         2,756           --
                                                                                     --------------  ------------  ------------
        Shares used in computation of diluted net income per
           share.................................................                            74,037        72,343        63,752
                                                                                     ==============  ============  ============

     For the years ended December 31, 1999, 1998 and 1997, there existed weighted average common stock equivalents of 11,887,203, 1,050,809, and 3,588,113, respectively, which are not included in the calculation of diluted net income per share because they were antidilutive for the period.

                                                                                ----------------------------------------
        Circle.com                                                                   For the Year Ended December 31,
        ----------                                                              ----------------------------------------
                                                                                     1999          1998         1997
                                                                                ------------  -------------  -----------
                                                                                              (in thousands)
        Weighted average shares outstanding for the period
           used in computation of basic net income per share.....                     19,787         17,397       15,938
        Diluted impact of stock options and other dilutive
           securities............................................                         --             --           --
                                                                                ------------  -------------  -----------
        Shares used in computation of diluted net income per
           share.................................................                     19,787         17,397       15,938
                                                                                ============  =============  ===========

     For the years ended December 31, 1999, 1998 and 1997, there existed weighted average common stock equivalents of 4,607,798, 2,220,068, and 905,813, respectively, which are not included in the calculation of diluted net income per share because they were antidilutive for the period.

15.   Discontinued Operations:

   Ventiv Health, Inc.

     On June 22, 1999, the Company's Board of Directors approved a plan to effect the Distribution of 100% of the shares of common stock of a newly formed wholly owned subsidiary, Ventiv Health, Inc. ("Ventiv"), to the Company's common stockholders (the "Spin-off"). Shares of Ventiv common stock were distributed on the basis of one share of Ventiv for every three shares of the Company's existing common stock on September 27, 1999 to stockholders of record as of September 20, 1999. Following the distribution, Ventiv became an independent, publicly traded corporation. Accordingly, the results of Ventiv have been reclassified from amounts previously reported, and are stated separately in the accompanying consolidated financial statements as discontinued operations. Summarized financial information of the discontinued Ventiv operations is presented in the following tables:

                          SNYDER COMMUNICATIONS, INC.

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS-(Continued

     Earnings from discontinued Ventiv operations included in the Consolidated Statement of Income are as follows (in thousands):

                                                                                 For the Years Ended
                                                                                     December 31,
                                                                                 ---------------------
                                                                   January 1,
                                                                      1999
                                                                    through
                                                                    spin-off        1998        1999
                                                                   ---------     ---------   ---------
     Revenues.................................................     $ 254,159     $ 321,500   $ 208,967
     Operating expenses:
        Cost of services......................................       208,393       236,047     156,346
        Selling, general and administrative expenses..........        35,253        43,029      32,787
        Non-recurring costs...................................         7,435        27,664      25,569
                                                                   ---------     ---------   ---------
     Income (loss) from operations............................         3,078        14,760      (5,735)
     Interest income (expense), net...........................           315          (465)     (1,049)
                                                                   ---------     ---------   ---------

     Income (loss) from operations before income taxes........         3,393        14,295      (6,784)
     Income tax provision.....................................         1,635        12,849       1,934
                                                                   ---------     ---------   ---------
     Net income (loss)........................................     $   1,758     $   1,446   $  (8,718)
                                                                   =========     =========   =========

     Ventiv distribution costs, net of tax....................       (13,320)           --          --
     Loss of BWA (discussed below)............................            --            --      (1,507)
                                                                   ---------     ---------   ---------
      Net income (loss) from discontinued operations..........     $ (11,562)    $   1,446   $ (10,225)
                                                                   =========     =========   =========

     The components of net assets of discontinued Ventiv operations included in the Consolidated Balance Sheet are as follows (in thousands):

                                                                           December 31, 1998
                                                                           -----------------
     Cash and equivalents...............................................         $    25,664
     Accounts receivable, net...........................................              43,521
     Unbilled services..................................................              15,212
     Other                                                                            11,052
                                                                                 -----------
          Total current assets..........................................              95,449
                                                                                 -----------
     Lines of credit....................................................                 198
     Accounts payable and accrued expenses..............................              60,393
     Unearned revenue...................................................               8,446
     Other                                                                             1,965
                                                                                 -----------
          Total current liabilities.....................................              71,002
                                                                                 -----------
          Net current assets ...........................................              24,447
                                                                                 -----------
     Property and equipment, net........................................              10,028
     Goodwill and other intangibles.....................................              80,728
     Other                                                                             7,439
                                                                                 -----------
          Total long-term assets........................................              98,195
          Total long-term liabilities...................................               2,915
                                                                                 -----------
          Net long-term assets..........................................              95,280
                                                                                 -----------
          Total net assets of discontinued operations...................         $   119,727
                                                                                 ===========

                          SNYDER COMMUNICATIONS, INC.

The cash flow provided by discontinued Ventiv operations was as follows (in thousands):

                                                                                        For the Years Ended
                                                                                            December 31,
                                                                                        ---------------------
                                                                         January 1,
                                                                           1999
                                                                          through
                                                                          spin-off        1998         1997
                                                                         ---------      --------     --------
Operating activities of discontinued operations:
Income (loss) from discontinued operations...........................    $    (342)     $  1,446     $ (8,718)
Adjustments to reconcile income (loss) from discontinued
   operations to net cash provided by (used in) operating
   activities........................................................       13,780         9,133       (2,308)

Net change in assets and liabilities.................................      (14,630)      (11,800)       9,102
                                                                          --------      --------     --------
Net cash used in operating activities................................       (1,192)       (1,221)      (1,924)
                                                                          --------      --------     --------
Net cash used in investing activities ...............................       (5,575)       (7,190)      (3,576)
                                                                          --------      --------     --------
Investments and advances from Snyder.................................       22,636        42,753         (167)
Other financing activities...........................................       (2,307)      (26,917)      16,618
                                                                          --------      --------     --------
Net cash provided by financing activities............................       20,329        15,836       16,451
                                                                          --------      --------     --------
Net cash provided by discontinued operations
   before effect of exchange rate changes on cash and equivalents....       13,562         7,425       10,951
Effect of exchange rate changes on cash and equivalents..............       (1,430)          199         (177)
                                                                          --------      --------     --------
Cash flow provided by discontinued operations........................     $ 12,132      $  7,624     $ 10,774
                                                                          ========      ========     ========

     During 1999 through the date of the spin-off, Ventiv recorded $7.4 million in non-recurring acquisition and related costs. Included in this amount is $5.7 million related to a payment made by Ventiv, in the form of 695,304 shares of Ventiv common stock to the prior owners of PromoTech Research Associates ("PromoTech") in exchange for the release of any and all claims against Snyder or Ventiv related to the purchase of PromoTech. The payment was not provided for in the purchase agreement and is not part of the purchase price for accounting purposes. In addition, the $7.4 million expense includes a charge of approximately $1.7 million for costs necessary to consolidate and integrate certain of Ventiv's acquired operations in the U.S., U.K. and France under the plan initiated in 1998. The charge recorded in 1999 consists of $1.3 million in severance and related costs associated with the termination of 23 employees and $0.4 million in consulting services and other costs related to these integration activities.

     During the year ended December 31, 1998, Ventiv recorded a charge of approximately $10.7 million for costs necessary to consolidate and integrate certain of its acquired operations in the U.S., the U.K. and France. Approximately nine locations were combined into four, and the efforts did not have a significant impact on Ventiv's workforce. The charge consists of approximately $4.1 million to consolidate and terminate lease obligations, $5.3 million of severance and other costs associated with the termination of 142 employees, and $1.3 million of fees incurred for consulting services and other costs related to these integration activities. The employees who were terminated are primarily redundant operations and administrative personnel, as well as one underutilized sales team in the U.K. As of the date of the spin-off 165 employees had terminated employment with SNC and $11.4 million had been charged against the total liability, including $6.6 million in severance and related payments.

                          SNYDER COMMUNICATIONS, INC.

The following table summarizes the activity in the Ventiv integration activities liability account:

                                           Beginning                 Deductions  for   Balance at
                                            Balance      Additions     Amounts Paid   End of Period
                                           ---------     ---------   ---------------  -------------
1999 through the spin-off............        $7,971        $ 1,696        $ 8,679         $  988
Year Ended December 31, 1998.........        $   --        $10,654        $ 2,683         $7,971

                          SNYDER COMMUNICATIONS, INC.

     During 1999, Ventiv completed the acquisition of PromoTech Research Associates, Inc. ("PromoTech") (March 25, 1999). The total consideration paid was $16.3 million and consisted of 583,431 shares of Snyder common stock. This purchase business combination has resulted in additional goodwill of $18.1 million. During 1998, Ventiv completed purchase business combinations, including CLI Pharma S.A. ("CLI Pharma") (March 25, 1998) and Healthcare Promotions, LLC ("HCP") (February 13, 1998), for total consideration paid of approximately $64.0 million (1,211,029 shares of Snyder common stock and $4.3 million in net cash). Based upon an allocation of purchase consideration, these purchase business combinations have resulted in additional goodwill of approximately $55.7 million. The following table presents pro forma financial information as if the 1999 purchase of PromoTech and the 1998 purchases of HCP and CLI Pharma had been consummated at the beginning of each of the periods presented and all of the Company's operations had been taxed as a C corporation.

                                                         January 1, 1999    For the Year Ended
                                                         through spin-off   December 31, 1998
                                                         ----------------   ------------------
                                                                      (unaudited)
                                                                     (In thousands)
Pro forma revenues................................          $   256,086         $   335,628
Pro forma net income (loss).......................          $       (53)        $     2,113

   Bob Woolf Associates, Inc.

     On October 24, 1997, the Board of Directors of one of the 1998 acquirees approved the spin-off of its sports management operations, which were carried on by Bob Woolf Associates, Inc. ("BWA"), a wholly owned subsidiary. The acquiree purchased BWA in May 1996. The spin-off was executed in the form of a dividend to the acquiree's stockholders of record on October 31, 1997, whereby each stockholder received one share of BWA for each share of the acquiree's common stock held.

     The net losses of BWA prior to October 31, 1997 are included in the accompanying Consolidated Statement of Income as discontinued operations and totaled $1.5 million in 1997. Revenues from BWA were approximately $2.0 million for the ten months ended October 31, 1997.

16.  Leases:

     The Company leases certain facilities, office equipment and other assets. The following is a schedule of future minimum lease payments for capital leases and for operating leases at December 31, 1999 (in thousands):

                          SNYDER COMMUNICATIONS, INC.

                                                             Capital    Operating
     Years Ending December 31,                               Leases       Leases
     ---------------------------------------------------    ---------   ----------
     2000...............................................    $  1,342    $  24,524
     2001...............................................         798       22,077
     2002...............................................         400       20,180
     2003...............................................         175       15,643
     2004...............................................          --       10,743
     Thereafter.........................................          --       42,026
                                                            --------    ---------
     Total minimum lease payments.......................       2,715    $ 135,193
                                                                        =========
     Less: Amount representing interest.................        (396)
     Total obligation under capital leases..............       2,319
     Less: Current portion..............................      (1,117)
                                                            --------
     Long-term portion..................................    $  1,202
                                                            ========

     Property and equipment, net, on the consolidated balance sheet includes $2.3 million and $3.7 million for equipment purchased under capital leases as of December 31, 1999 and 1998, respectively.

     Rental expense for all operating leases was approximately $24.8 million, $18.7 million and $15.2 million for the years ended December 31, 1999, 1998 and 1997, respectively.

17.  Commitments and Contingencies:

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

     The Company is subject to lawsuits, investigations and claims arising out of the conduct of its business, including those related to commercial transactions, contracts, government regulation and employment matters. Certain claims, suits and complaints have been filed or are pending against the Company. In the opinion of management and based on the advice of legal counsel, all matters are without merit or are of such kind, or involve such amounts, as would not have a material effect on the financial position or results of operations of the Company if disposed of unfavorably.

18.  Related Parties:

     The Company's headquarters office space is leased from a third party, in which one of the nonemployee directors of the Company has a minority ownership interest. Rent paid under this lease was $1.2 million, $1.1 million and $2.4 million in 1999, 1998 and 1997, respectively.

                          SNYDER COMMUNICATIONS, INC.

     The Company produced a WallBoard(R) for which a publication beneficially owned by certain nonemployee directors of the Company is one of the sponsors. Revenues earned under this program were $2.0 million in 1997.

     In December 1997, the Company entered into a software license agreement with a company in which certain nonemployee directors of the Company are directors and in which they own a minority interest. The Company paid approximately $2.5 million for the license and related equipment.

     The Company performs certain administrative functions, under an interim services agreement, on behalf of Ventiv Health, Inc., a company in which certain directors of the Company are directors. The balance owed from Ventiv Health, Inc. at December 31, 1999 is approximately $0.6 million. No interest is being charged on these outstanding amounts.

19.  Segment Information:

     SNC develops and delivers messages to both broad and targeted audiences through a broad range of communication channels. Circle.com provides Internet professional services. The SNC common stock and Circle.com common stock is intended to separately track the performance of SNC and Circle.com respectively, and each is reported as an operating segment.

                                                                      For the Years Ended December 31,
                                                                      --------------------------------
                                                                         1999        1998      1997
                                                                      ----------  ---------  ---------
Revenues:
     Circle.com.................................................      $  35,726   $  13,514  $   5,567
     SNC........................................................        603,550     480,289    397,505
     Elimination of intersegment revenues ......................           (796)         --         --
                                                                      ---------   ---------  ---------
        Total...................................................      $ 638,480   $ 493,803  $ 403,072
                                                                      ---------   ---------  ---------
EBIT (excluding non-recurring costs):
     Circle.com.................................................      $ (13,441)  $     498  $    (880)
     SNC........................................................         86,351      73,963     36,682
                                                                      ---------   ---------  ---------
        Total...................................................      $  72,910   $  74,461  $  35,802
                                                                      ---------   ---------  ---------
Total Assets:
     Circle.com.................................................      $ 112,975   $  13,697  $   2,932
     SNC........................................................        683,673     482,230    345,681
     Discontinued operations....................................             --     119,727     33,541
     Other unallocated amounts..................................             --         (40)       (17)
     Elimination of intersegment activity.......................        (10,185)         --         --
                                                                      ---------   ---------  ---------
        Total...................................................      $ 786,463   $ 615,614  $ 382,137
                                                                      ---------   ---------  ---------
Reconciliation of EBIT to Income (Loss)
   from Operations:
     Total EBIT for operating groups...........................       $  72,910   $  74,461  $  35,802
     Non-recurring costs.......................................          23,395      39,514     49,222
                                                                      ---------   ---------  ---------
     Income (loss) from operations.............................       $  49,515   $  34,947  $ (13,420)
                                                                      ---------   ---------  ---------
Geographic Information:
Revenues:
     United States.............................................       $ 459,254   $ 335,728  $ 296,774
     Europe....................................................         179,226     158,075    106,298
                                                                      ---------   ---------  ---------
        Total..................................................       $ 638,480   $ 493,803  $ 403,072
                                                                      ---------   ---------  ---------

                          SNYDER COMMUNICATIONS, INC.

20.  Selected Quarterly Financial Data (unaudited, in thousands):

     The following table summarizes financial data by quarter for the Company for 1999 and 1998, giving effect to the Acquisitions as if they had occurred at the beginning of the earliest period presented.

                                                                                        1999 Quarter Ended
                                                                  --------------------------------------------------------------
                                                                   March 31   June 30    September 30   December 31     Total
                                                                  ---------- ---------- -------------  -------------  ----------
Revenues.......................................................   $ 138,082  $ 161,344    $ 165,977     $  173,077     $ 638,480
Gross profit...................................................      47,143     51,547       45,668         56,450       200,808
Income (loss) from continuing operations.......................      13,824     13,703       (8,632)        (1,797)       17,098
SNC income (loss) from continuing operations
   per share (diluted).........................................        0.20       0.20        (0.09)          0.08          0.39
Income (loss) from discontinued operations.....................       5,090      7,549      (24,201)             -       (11,562)
SNC income (loss) from discontinued operations
   per share (diluted).........................................        0.07       0.10        (0.33)             -         (0.16)
Net income (loss)..............................................      18,914     21,252      (32,833)        (1,797)        5,536
SNC net income (loss) per share (diluted)......................        0.27       0.30        (0.42)          0.08          0.23
Circle.com net income (loss) per share (diluted)(a)............       (0.05)     (0.08)       (0.13)         (0.43)        (0.73)
Pro forma net income (loss) from continuing
   operations..................................................      13,824     13,703       (7,600)        (1,796)       18,131
SNC pro forma net income (loss) from continuing
   operations per share (diluted)(a)...........................        0.20       0.20        (0.07)          0.10          0.44
Circle.com pro forma net income (loss) per
   share (diluted)(a)..........................................       (0.05)     (0.08)       (0.13)         (0.43)        (0.73)

                                                                                        1998 Quarter Ended
                                                                  ----------------------------------------------------------------
                                                                    March 31    June 30    September 30    December 31     Total
                                                                  ----------- ----------  --------------  -------------  ---------
Revenues.......................................................   $  109,584  $ 118,605    $   129,587     $  136,027     $493,803
Gross profit...................................................       38,087     40,610         45,021         47,105      170,823
Income (loss) from continuing operations.......................       (4,576)    11,124         14,435            377       21,360
SNC income (loss) from continuing operations
   per share (diluted)(a)......................................        (0.06)      0.15           0.19           0.01         0.30
Income (loss) from discontinued operations.....................       (4,052)     6,670         (3,771)         2,599        1,446
SNC income (loss) from discontinued operations
   per share (diluted).........................................        (0.06       0.09          (0.05)          0.04         0.02
Net income (loss)..............................................       (8,628)    17,794         10,664          2,976       22,806
SNC net income (loss) per share (diluted)(a)...................        (0.12)      0.24           0.14           0.04         0.32
Circle.com net income (loss) per share (diluted)(a)............        (0.02)      0.01           0.01          (0.01)           -
Pro forma net income (loss) from continuing
operations.....................................................       (6,572)    10,721         13,953            597       18,699
SNC pro forma net income (loss) from continuing
   operations per share (diluted)..............................        (0.09)      0.15           0.19           0.01         0.26
Circle.com pro forma net income (loss) per
   share (diluted).............................................        (0.01)      0.01           0.02          (0.01)        0.01

     The pro forma amounts include a provision for federal and state income taxes as if the Company had been a taxable C corporation for all periods presented.

(a) The sum of these amounts does not equal the annual amount because the quarterly calculations are based on varying numbers of shares outstanding.

                          SNYDER COMMUNICATIONS, INC.

21.  Subsequent Events to December 31, 1999 Financial Statements:

     On February 20, 2000, Havas Advertising ("Havas"), HAS Acquisition Corp. and Snyder Communications, Inc. entered into an Agreement and Plan of Merger (the "Merger Agreement"), pursuant to which HAS Acquisition Corp. will be merged with and into Snyder Communications, with Snyder Communications surviving as a subsidiary of Havas (the "Merger"). Under the terms of the Merger Agreement, holders of SNC common stock will receive American Depositary Shares of Havas ("Havas ADSs"), the number of which will be based on a formula which values the SNC common stock at $29.50 per share, and which will value the Havas ADSs (one ADS to be equal to a fraction of a share of Havas stock) based on an average closing sale price of the Havas stock on the Premier Marche of the Bourse de Paris for the 20 days ending on the date immediately prior to the Merger, subject to a minimum and maximum amount. The Circle.com common stock will remain outstanding. The consummation of the Merger is subject to certain conditions, including approval by the stockholders of each of Snyder Communications and Havas and receipt of all required regulatory approvals. The items included in the notes to the financial statements do not address any impact that the Merger could have on the financial condition or results of operation of Snyder Communications.

                   REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS



To the Stockholders of Snyder Communications, Inc.:

     We have audited in accordance with auditing standards generally accepted in the United States, the consolidated financial statements of Snyder Communications, Inc. included in this Form 10-K and have issued our report thereon dated February 18, 2000. Our audits were made for the purpose of forming an opinion on the basic consolidated financial statements taken as a whole.
Schedule II Valuation and Qualifying Accounts included in this Form 10-K is the responsibility of the Company's management and is presented for purposes of complying with the Securities and Exchange Commission's rules and is not part of the basic consolidated financial statements. This schedule has been subjected to the auditing procedures applied in the audits of the basic consolidated financial statements and, in our opinion, fairly states in all material respects the financial data required to be set forth therein in relation to the basic consolidated financial statements taken as a whole.



                                         ARTHUR ANDERSEN LLP

Vienna, Virginia
February 18, 2000

                           SNYDER COMMUNICATIONS, INC.

                  SCHEDULE II VALUATION AND QUALIFYING ACCOUNTS
                  YEARS ENDED DECEMBER 31, 1999, 1998, AND 1997
                                 (In thousands)

                                   ----------    ----------    ---------------   -----------   -----------
                                                               Deductions from
                                                  Additions      Reserve For
                                    Balance at    Charged to     Purpose for
                                    Beginning      Cost and     Which Reserve    Translation    Balance at
                                     of Year       Expense       was Created      Adjustment   End of Year
                                   ----------    ----------    ---------------   -----------   -----------
1999 allowance for
   doubtful accounts...........        $7,031        $5,833          $5,320        $    (20)       $7,524
1998 allowance for
   doubtful accounts...........         3,893         3,775             731              94         7,031
1997 allowance for
   doubtful accounts...........         2,001         3,191           1,430             131         3,893

                                    Balance at
                                    Beginning                   Deductions for   Translation    Balance at
                                     of Year      Additions      Amounts Paid     Adjustment   End of Year
                                   ----------    ----------    ---------------   -----------   -----------
1999 accrual for integration
   activities..................        $2,320        $1,540          $3,860         $    --       $    --
1998 accrual for integration
   activities..................            --         2,625             305              --         2,320
1997 accrual for integration
   activities..................            --            --              --              --            --


                                      SNC

                   REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS



To the Stockholders of Snyder Communications, Inc.:

     We have audited the accompanying combined balance sheets of SNC (a business unit of Snyder Communications, Inc. as defined in Note 1 to the combined financial statements), as of December 31, 1999 and 1998, and the related combined statements of income, changes in group equity and cash flows for each of the years in the three year period ended December 31, 1999. These combined financial statements are the responsibility of Snyder Communications, Inc.'s management. Our responsibility is to express an opinion on these combined financial statements based on our audits.

     We conducted our audits in accordance with auditing standards generally accepted in the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the combined financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the combined financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

     In our opinion, the combined financial statements referred to above present fairly, in all material respects, the financial position of SNC as of December 31, 1999 and 1998, and the results of their operations and their cash flows for each of the years in the three year period ended December 31, 1999, in conformity with accounting principles generally accepted in the United States.

     SNC is a business unit of Snyder Communications, Inc. whose consolidated financial statements are presented herein. Reference should be made to Note 1 of the accompanying combined financial statements.


                                                 ARTHUR ANDERSEN LLP

Vienna, Virginia
February 18, 2000 (except with respect to the matter discussed in Note 17, as to which the date is February 20, 2000)

                                      SNC

  (SNC represents the businesses that comprise Snyder Communications, Inc.'s direct marketing and advertising agency).

                            COMBINED BALANCE SHEET
                                (in thousands)

                                                                                                          December 31,
                                                                                                    ----------------------
                                                                                                       1999         1998
                                                                                                    ---------    ---------
                                     ASSETS
Current assets:
    Cash and equivalents.......................................................................     $  87,521    $  47,931
    Marketable securities......................................................................            --          612
    Accounts receivable, net of allowance for doubtful accounts of $6,666 and $6,629 at December 31, 1999 and 1998,
      respectively.............................................................................        89,484       76,750
    Receivables from pass-through costs........................................................       113,628       83,164
    Related party receivables, including Circle.com of $7,613 at December 31, 1999.............         8,249          190
    Unbilled services..........................................................................        17,785       21,819
    Current portion of deferred tax asset......................................................        10,679       13,549
    Other current assets.......................................................................        22,001       11,285
    Net current assets of discontinued operations..............................................            --       24,447
                                                                                                    ---------    ---------
        Total current assets...................................................................       349,347      279,747
                                                                                                    ---------    ---------
Property and equipment, net....................................................................        77,284       68,785
Goodwill and other intangible assets, net......................................................       157,061       65,863
Deferred tax asset.............................................................................        91,876       86,637
Deposits and other assets......................................................................         8,105        5,645
Net long-term assets of discontinued operations................................................            --       95,280
                                                                                                    ---------    ---------
        Total assets...........................................................................     $ 683,673    $ 601,957
                                                                                                    =========    =========

                              LIABILITIES AND INVESTMENTS AND ADVANCES
                                     FROM SNYDER COMMUNICATIONS
Current liabilities:
    Lines of credit..............................................................................   $     970    $   1,825
    Current maturities of long-term debt.........................................................         551        1,085
    Accrued payroll..............................................................................      14,538       12,337
    Accounts payable.............................................................................     162,568      113,066
    Accrued expenses.............................................................................      97,016       79,050
    Client advances..............................................................................       9,843       11,753
    Unearned revenue.............................................................................      17,969       16,404
                                                                                                    ---------    ---------
        Total current liabilities................................................................     303,455      235,520
                                                                                                    ---------    ---------
Related party borrowings.........................................................................       8,731        8,924
Long-term obligations under capital leases.......................................................         801        1,743
Long-term debt, net of current maturities........................................................     157,682        1,616
Other liabilities................................................................................       3,678        2,922
Commitments and contingencies
                                                                                                    ---------    ---------
Investments and advances from Snyder Communications..............................................     209,326      351,232
                                                                                                    ---------    ---------
        Total liabilities and investments and advances from Snyder Communications................   $ 683,673    $ 601,957
                                                                                                    =========    =========

                                      SNC

  (SNC represents the businesses that comprise Snyder Communications, Inc.'s direct marketing and advertising agency).

                         COMBINED BALANCE SHEET
                                (in thousands)

  The accompanying notes are an integral part of this combined balance sheet.

                                      SNC
  (SNC represents the businesses that comprise Snyder Communications, Inc.'s direct marketing and advertising agency).

                         COMBINED STATEMENT OF INCOME
                                (in thousands)


                                                                                          For the Years Ended December 31,
                                                                                              1999        1998      1997
                                                                                           ---------   --------  -------
Net revenues..........................................................................     $603,550   $480,289   $397,505
Operating expenses:
    Cost of services..................................................................      411,601    314,255    270,268
    Selling, general and administrative expenses......................................      105,598     92,071     90,555
    Non-recurring costs...............................................................       19,570     39,514     49,004
                                                                                           --------   --------   --------
Income (loss) from operations.........................................................       66,781     34,449    (12,322)
Interest expense, including amounts to related parties of $570, $541 and $1,491
  in the years ended December 31, 1999, 1998 and 1997, respectively...................       (5,217)    (1,753)    (3,178)
Investment income, including amounts from Circle.com of $71 for the year
  ended December 31, 1999.............................................................        2,941      3,638      2,944
                                                                                           --------   --------   --------
Income (loss) from continuing operations before income taxes..........................       64,505     36,334    (12,556)
Income tax provision..................................................................       33,017     14,972      3,950
                                                                                           --------   --------   --------

Income (loss) from continuing operations..............................................       31,488     21,362    (16,506)
Income (loss) from discontinued operations (net of income taxes)......................      (11,562)     1,446    (10,225)
                                                                                           --------   --------   --------
    Net income (loss).................................................................     $ 19,926   $ 22,808   $(26,731)
                                                                                           --------   --------   --------

  The accompanying notes are an integral part of this combined statement of income.

                                      SNC
  (SNC represents the businesses that comprise Snyder Communications, Inc.'s direct marketing and advertising agency.)

                 COMBINED STATEMENT OF CHANGES IN GROUP EQUITY
                                (in thousands)

                                                                               Retained         Other
                                                                               Earnings     Comprehensive
                                                                Other          (Deficit)    Income (Loss)       Total
                                                            -------------   -------------   -------------   -------------
Balance at December 31, 1996...........................     $      24,014   $      42,077   $         262   $      66,353
     Net loss..........................................                --         (26,731)             --         (26,731)
     Capital contribution..............................            76,726              --              --          76,726
     Foreign currency translation adjustment...........                --              --             360             360
     Unrealized gain/loss on marketable securities.....                --              --              22              22
                                                            -------------   -------------   -------------   -------------
Balance at December 31, 1997...........................           100,740          15,346             644         116,730
                                                            -------------   -------------   -------------   -------------
     Net income........................................                --          22,808              --          22,808
     Capital contribution..............................           210,496              --              --         210,496
     Foreign currency translation adjustment...........                --              --           1,251           1,251
     Unrealized gain/loss on marketable securities.....                --              --             (53)            (53)
                                                            -------------   -------------   -------------   -------------
Balance at December 31, 1998...........................           311,236          38,154           1,842         351,232
                                                            -------------   -------------   -------------   -------------
     Net income .......................................                --          19,926              --          19,926
     Capital contribution .............................             3,893              --              --           3,893
     Foreign currency translation adjustment...........                --              --          (5,531)         (5,531)
     Unrealized gain/loss on marketable securities.....                --              --             (11)            (11)
     Distribution to Ventiv stockholders...............                --        (161,452)          1,269        (160,183)
                                                            -------------   -------------   -------------   -------------
Balance at December 31, 1999...........................     $     315,129   $    (103,372)  $      (2,431)  $     209,326
                                                            =============   =============   =============   =============

   The accompanying notes are an integral part of this combined statement of changes in group equity.

                                      SNC
  (SNC represents the businesses that comprise Snyder Communications, Inc.'s direct marketing and advertising agency.)

                       COMBINED STATEMENT OF CASH FLOWS
                                (in thousands)

                                                                            For the Years Ended December 31
                                                                         -------------------------------------
                                                                            1999         1998         1997
                                                                         -----------  -----------  -----------
  Cash flows from operating activities of continuing operations:
       Income (loss) from continuing operations......................    $    31,488  $    21,362  $   (16,506)
       Adjustments to reconcile net income (loss) from
          continuing operations to net cash provided by
          operating activities of continuing operations:
           Depreciation and amortization.............................         23,742       16,970       13,324
           Noncash expense for stock issuances.......................         14,274           --           --
           Noncash expense for restricted stock and option
               vesting...............................................             68        1,862        9,097
           Noncash ESOP expense......................................             --           --        4,851
           Deferred taxes............................................           (225)     (13,223)      (7,483)
           Gain/loss on disposal of assets...........................          2,256          600        3,011
           Other noncash amounts.....................................            (11)          (9)       2,114
       Changes in assets and liabilities:
           Accounts receivable, net..................................            734         (510)     (25,656)
           Receivables from pass-through costs.......................        (30,464)      (7,924)     (11,217)
           Related party receivables.................................         (8,059)       1,238          776
           Unbilled services.........................................          7,014       (6,946)      (3,182)
           Deposits and other assets.................................         (2,041)       2,592        1,046
           Other current assets......................................         (4,219)         640        1,288
           Accrued payroll, accounts payable and accrued expenses....         47,071       13,189       45,821
           Client advances...........................................         (1,910)      (2,630)          --
           Unearned revenue..........................................            630          (18)       4,777
           Impact from differing fiscal year ends....................             --           --       (2,761)
                                                                         -----------  -----------  -----------
           Net cash provided by operating activities
               of continuing operations..............................         80,348       27,193       19,300
                                                                         -----------  -----------  -----------
  Cash flows from investing activities of continuing
     operations:
       Purchase of subsidiaries, net of cash acquired................        (19,219)     (13,862)     (22,518)
       Purchase of property and equipment............................        (25,118)     (34,422)     (18,129)
       Proceeds from sale of equipment...............................             --            7           50
       Net sales of marketable securities............................            612          575        5,807
       Purchase of intangible assets.................................         (7,974)      (1,480)        (729)
       Note and net advances to stockholders of acquired
          subsidiaries...............................................             --          942        1,467
       Impact from differing fiscal year ends........................             --           --         (446)
                                                                         -----------  -----------  -----------
       Net cash used in investing activities of continuing
          operations.................................................        (51,699)     (48,240)     (34,498)
                                                                         -----------  -----------  -----------

    The accompanying notes are an integral part of this combined statement of cash flows.

                                      SNC
  (SNC represents the businesses that comprise Snyder Communications, Inc.'s direct marketing and advertising agency.)

                 COMBINED STATEMENT OF CASH FLOWS (Continued)
                                (in thousands)

                                                                            For the Years Ended December 31
                                                                         -------------------------------------
                                                                            1999         1998         1997
                                                                         -----------  -----------  -----------
Cash flows from financing activities of continuing operations:
   Repayment of long-term notes payable to limited
     partners and others..............................................           (70)      (1,740)     (29,795)
   Proceeds from issuance of subordinated debentures
     due to related parties...........................................            --           --          425
   Proceeds (repayment) from long-term debt...........................        48,569       (8,723)       5,902
   Net borrowings (repayments) on lines of credit.....................        (1,819)      (7,595)      (1,306)
   Payments on capital lease obligations..............................        (1,723)      (2,087)      (2,102)
   Investments and advances from Snyder Communications................        (2,582)      59,393       40,897
   Impact from differing fiscal year ends.............................            --           --        3,704
                                                                         -----------  -----------  -----------
        Net cash provided by financing activities of continuing
          operations..................................................        42,375       39,248       17,725
                                                                         -----------  -----------  -----------
Effect of exchange rate changes.......................................          (838)         694          396
                                                                         -----------  -----------  -----------
Net increase in cash and equivalents of
   continuing operations..............................................        70,186       18,895        2,923
Investments and advances (to) from discontinued operations............       (30,596)     (42,753)         167
Cash and equivalents, beginning of period.............................        47,931       71,789       68,699
                                                                         -----------  -----------  -----------
Cash and equivalents, end of period...................................   $    87,521  $    47,931  $    71,789
                                                                         ===========  ===========  ===========

Disclosure of supplemental cash flow information:
     Cash paid for interest including dividends on mandatorily
        redeemable preferred stock....................................         3,000        2,681        2,667
     Cash paid for income taxes.......................................        29,417       13,811        7,726

Disclosure of noncash activities:
     Equipment purchased under capital leases.........................            --        1,693          817
     Issuance of shares of common stock for purchase of subsidiaries..        96,864       49,348       13,320
     Issuance of note for purchase of treasury stock..................            --        5,242          215
     Redemption of common stock in exchange for note payable..........            --           --          457
     Distribution of non-operating assets and distribution payable
        by subsidiary.................................................            --        1,155           --
     Issuance of common stock related to stock appreciation rights....            --        3,484           --
     Tax benefit from exercise of stock options.......................         3,083        7,742        5,312
     Tax benefit from taxable merger transactions.....................           972       76,927           --
     Acquisition of property and assumption of debt for
        common stock..................................................            --        1,945           --
     Issuance of common stock for conversion of subsidiary debt.......            --        1,741           --
     Distribution to Ventiv stockholders..............................       119,727           --           --
     Treasury stock acquired through the assumption of debt...........       108,081           --           --

                                      SNC
  (SNC represents the businesses that comprise Snyder Communications, Inc.'s direct marketing and advertising agency.)

                 COMBINED STATEMENTS OF CASH FLOWS (Continued)
                                (in thousands)


The accompanying notes are an integral part of this combined statement of cash flows

                                      SNC

                    NOTES TO COMBINED FINANCIAL STATEMENTS

1.   Organization, Basis of Presentation and Business:

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

     SNC is a business unit of Snyder Communications which consists of the assets and operations of the direct marketing, advertising and communications part of Snyder Communications' business. SNC also included Snyder Communications' discontinued healthcare marketing services business which was spun-off to Snyder Communications' stockholders on September 27, 1999 through a special dividend of one share of common stock of a newly formed subsidiary, Ventiv Health, Inc., for every three shares of existing Snyder Communications common stock.

     The combined financial statements of SNC should be read in conjunction with the consolidated financial statements of Snyder Communications and the combined financial statements of Circle.com.

   Capitalization of Snyder Communications, Inc.

     On October 22, 1999 Snyder Communications completed a recapitalization (the "Recapitalization") in which the existing Snyder Communications, Inc. common stock was replaced by two new series of common stock: the "Circle.com common stock" and the "SNC common stock." The Circle.com common stock separately tracks the performance of Snyder Communications' Internet professional services business unit, which Snyder Communications calls "Circle.com" and the SNC common stock separately tracks the performance of the remaining Snyder Communications' businesses, which Snyder calls its "SNC" business unit, and a retained interest in Circle.com. Each share of existing Snyder Communications common stock was converted at the time of the Recapitalization into one share of SNC common stock and .25 of a share of Circle.com common stock.

     The SNC common stock and the Circle.com common stock constitute common stock of Snyder Communications, and the issuance of these classes of stock did not result in any transfer of assets or liabilities of Snyder Communications or any of its affiliates. Snyder Communications issued shares of Circle.com common stock initially representing 80% of the equity value attributed to Circle.com. The remaining 20% equity value attributed to Circle.com initially constituted SNC's "retained interest" in Circle.com. The SNC retained interest had decreased to 16.6% at December 31, 1999 as a result of the issuance of additional shares of Circle.com common stock following the Recapitalization. The retained interest in Circle.com is not reflected in the accompanying SNC combined statement of income or SNC combined balance sheet. The retained interest is, however, considered in calculating earnings of Snyder Communications allocated to the SNC common stockholders.

     Holders of Circle.com common stock and SNC common stock are stockholders of a single company. Circle.com and SNC are not separate legal entities. As a result, stockholders are subject to all of the risks associated with an investment in Snyder Communications and all of its businesses, assets and liabilities. The issuance of Circle.com common stock and SNC common stock and the allocation of the assets and liabilities between Circle.com and SNC did not result in a distribution or spin-off of any assets or liabilities of Snyder Communications and will not affect ownership of any assets or responsibility for liabilities of Snyder Communications or any of its subsidiaries. The assets of Snyder Communications attributed to SNC

                                       SNC
could be subject to the liabilities of Circle.com, whether such liabilities arise from lawsuits, contracts, or indebtedness attributable to Circle.com. If Snyder Communications is unable to satisfy Circle.com's liabilities out of assets attributed to it, Snyder Communications may be required to satisfy these liabilities with assets attributed to SNC.

     Financial effects arising from one group that affect Snyder Communications' combined results of operations or financial condition could, if significant, affect the results of operations or financial condition of the other group and the market price of the common stock relating to the other group. Any net losses of Circle.com or SNC and dividends and distributions on, or repurchases of Circle.com common stock or SNC common stock will reduce the funds of Snyder Communications legally available for payment on SNC common stock.

   Basis of Presentation

     Throughout 1998 and 1997, SNC completed acquisitions that were accounted for as poolings of interests for financial reporting purposes. The accompanying combined financial statements have been retroactively restated to reflect the pooling of interests transactions. During 1999, 1998 and 1997, SNC also made several acquisitions that have been accounted for as purchase business combinations. The entities with which SNC has entered into mergers accounted for as poolings of interests for financial reporting purposes will be collectively referred to as the "Pooled Entities," and their mergers will be referred to herein as the "Acquisitions." The accompanying combined financial statements have been retroactively restated to reflect the combined financial position and combined results of operations and cash flows of SNC and the Pooled Entities, after elimination of all significant intercompany transactions, for all periods presented, giving effect to the Acquisitions as if they had occurred at the beginning of the earliest period presented. Prior to its merger with SNC in July 1997, American List Corporation utilized a February 28 fiscal year end. Concurrent with the merger, American List Corporation changed its fiscal year end to December 31. The accompanying combined statements of income and cash flows for the year ended December 31, 1997 reflect the combination of the American List Corporation statements of income and cash flows beginning March 1, 1997.

     The combined financial statements of Circle.com and SNC comprise all of the accounts included in the corresponding consolidated financial statements of Snyder Communications. The separate combined financial statements give effect to the accounting policies implemented with the consummation of the Recapitalization, including those applicable to the allocation of expenses. The separate Circle.com and SNC combined financial statements have been prepared on a basis that management believes to be reasonable and appropriate and reflect
(1) the combined financial position, results of operations and cash flows of the businesses that comprise the Snyder Communications' Circle.com and SNC business units, with all significant intracompany (within SNC and Circle.com, respectively) transactions and balances eliminated, (2) in the case of the Circle.com combined financial statements, corporate assets and liabilities of Snyder Communications and related transactions associated with or conducted by Circle.com, including allocated portions of Snyder Communications' overhead and administrative shared services and (3) in the case of SNC's combined financial statements, all other corporate assets and liabilities and related transactions of Snyder Communications, including allocated portions of Snyder Communications' overhead and administrative shared services. Intercompany transactions between Circle.com and SNC have not been eliminated in SNC's combined financial statements, except in instances where they have not been realized by Circle.com or SNC.

     SNC recorded $796,000 of expense associated with services purchased from Circle.com during 1999. There were no intercompany transactions in 1998 and 1997.

                                       SNC

   Investments and advances from Snyder Communications

     Changes in investments and advances from Snyder Communications represent the net income (loss) of SNC, the comprehensive income (loss) of SNC, the net change in cash transferred between SNC and Snyder Communications (or previous owners with respect to the Pooled Entities prior to their merger with SNC) and the effect of businesses acquired by Snyder Communications in purchase transactions and contributed to SNC.

     Discontinued Operations

     SNC's combined financial statements reflect the net assets and operating results of the healthcare services business, which was spun off to Snyder Communications' shareholders on September 27, 1999, as discontinued operations (see Note 11). The net current and long-term assets of the healthcare services business have been separately presented in the accompanying combined balance sheet for 1998. The healthcare services operating results up to the date of the spin-off are reflected in the accompanying combined statement of income as income (loss) from discontinued operations. The accompanying notes, except Note 11, relate only to continuing operations of SNC.

     Business

     SNC provides direct marketing, advertising and communications services through its Brann Worldwide, Bounty SCA Worldwide and Arnold Communications networks. These networks develop and deliver messages to both broad and targeted audiences through a wide range of communications channels. During 1998 and 1997, Snyder Communications issued 8,604,293 and 10,414,888 shares, respectively, in pooling of interests transactions with companies in the direct marketing, advertising and communications industry. Of the total shares issued in pooling of interests transactions, 6,545,928 were to companies that operate through Brann Worldwide, 8,983,714 were to companies that operate through Bounty SCA Worldwide and 3,489,539 were to companies that operate through Arnold Communications. The Company's operations are conducted throughout the United States, the United Kingdom and continental Europe.

     The following details revenues and net income (loss) from continuing operations for each of the years ended December 31, 1999, 1998 and 1997, of SNC and the Pooled Entities through the dates of their respective Acquisitions:

                                               For the Years Ended December 31,
                                               --------------------------------
                                                 1999        1998        1997
                                               --------    --------    --------
                                                          (unaudited)
                                                         (in thousands)
Revenues:
     SNC...................................... $603,550    $389,651    $159,564
     Pooled Entities..........................       --      90,638     237,941
                                               --------    --------    --------
                                               $603,550    $480,289    $397,505
                                               ========    ========    ========
Net income (loss) from continuing operations:
     SNC...................................... $ 31,488    $ 31,922    $  5,897
     Pooled Entities..........................       --     (10,560)    (22,403)
                                               --------    --------    --------
                                               $ 31,488    $ 21,362    $(16,506)
                                               ========    ========    ========

     During 1999, SNC completed several purchase business combinations including Media Syndication Global ("MSG") (March 30, 1999) and Broadwell Marketing Group ("Broadwell") (May 21, 1999) for total

                                      SNC
consideration paid of $87.0 million (2,882,250 shares of Snyder Communications common stock and $9.2 million in cash). These purchase business combinations have resulted in additional goodwill of approximately $85.2 million. SNC's other purchase business combinations are immaterial to the combined financial statements.

     The following table presents pro forma financial information as if the 1999 purchases had been consummated at the beginning of each of the periods presented and all of SNC's operations had been taxed as a C corporation.

                                               For the Years Ended
                                                   December 31,
                                               -------------------
                                                 1999       1998
                                               --------  ---------
                                                   (unaudited)
                                                 (in thousands)
Pro forma revenues.......................      $621,834  $ 544,070
Pro forma net income.....................      $ 22,803  $  21,871

   Business Considerations

     There are important risks associated with SNC's business and financial results. These risks include: (i) the reliance on significant clients (see Note
2); (ii) the ability to sustain and manage future growth; (iii) the ability to manage and successfully integrate the businesses it has acquired and may acquire in the future; (iv) the ability to successfully manage its international operations; (v) the potential adverse effects of fluctuations in foreign exchange rates; (vi) the dependence on industry trends toward outsourcing of marketing services; (vii) the risks associated with reliance on technology and the risk of business interruption resulting from a temporary or permanent loss of such technology; (viii) the entrance of new competitors with greater resources than SNC; (ix) potential competition between SNC and Circle.com; (x) the ability to recruit and retain qualified personnel; and (xi) the dependence of SNC's success on its executive officers and other key employees, in particular, SNC's Chief Executive Officer.

2.   Significant Clients:

     During the twelve months ended December 31, 1999, no one client represented more than 7.0% of SNC's total revenue. SNC had one client that represented 10.7% of total revenues for the year ended December 31, 1998 and one client that represented 15.8% of total revenues for the year ended December 31, 1997.

3.   Summary of Significant Accounting Policies:

   Allocation Policies

     Certain operations of SNC and Circle.com are conducted within the same subsidiary of Snyder Communications. Therefore, in the case where a subsidiary of Snyder Communications contains operations of both SNC and Circle.com, it is necessary to allocate certain operating costs as more fully described in the following sections. In addition, the Board of Snyder Communications has established allocation policies with respect to taxes and debt as discussed below. Any prospective change in the following allocation policies will be treated as a change in accounting principle and will not be made unless it is a preferable policy.

                                      SNC

     Specifically Identifiable Operating Expenses. Costs which relate entirely to the operations of SNC are attributed entirely to SNC. These expenses consist of costs of personnel who are 100% dedicated to the operations of SNC, all costs associated with Snyder Communications locations which conduct only the business of SNC and amounts paid to third parties for work which is specifically identifiable to the operations of SNC. All overhead costs which are incurred at locations which conduct only the business of SNC are also attributed entirely to SNC. These costs include on-site senior management, human resources, legal, information technology, accounting and auditing, tax, treasury, strategic planning, and any other overhead functions, which occur at the dedicated locations. In addition, any costs incurred in locations which conduct the business of both SNC and Circle.com, and which are specifically identifiable to the operations of SNC are attributed to SNC.

     Shared Operating Expenses. Certain company locations and personnel are involved in conducting the business of both SNC and Circle.com. In the case of employees which are involved in both businesses, the employee costs are allocated to SNC and Circle.com based on estimated time spent by the employees in the respective businesses. Facility costs fall into two categories: (1) facility costs for space in which the actual operations of SNC and Circle.com are conducted; and (2) facility costs for space in which the overhead activities of executive management, human resources, legal, information technology, accounting and auditing, tax, treasury, strategic planning functions and any other overhead functions occur. In the case of facility cost for space in which the actual operations of SNC and Circle.com are conducted, the cost of the space is allocated to SNC and Circle.com based on square footage used by each respective business. In the case of facility costs for space in which overhead activities occur, the cost of the space is allocated to SNC and Circle.com based on estimated time spent by the overhead employees on matters relating to SNC and Circle.com. Similarly, the other costs associated with the overhead employees, such as depreciation of computer and office equipment, employee travel and entertainment and other costs, are allocated to SNC and Circle.com based on estimated time spent by the overhead employees relating to matters of the respective divisions. As discussed above, overhead costs at shared locations which are specifically identifiable to the operations of SNC or Circle.com are attributed entirely to the respective business.

     Debt and Interest Expense. Snyder Communications incurs debt on behalf of SNC and Circle.com. As of December 31, 1999, $23.3 million of Snyder Communications' debt which was related to 1999 acquisitions was allocated to Circle.com and all other debt was allocated to SNC. Snyder Communications will attribute each future incurrence or issuance of external debt and the proceeds of that incurrence or issuance to SNC, to the extent the proceeds are used for the benefit of SNC, and to Circle.com, to the extent the proceeds are used for the benefit of Circle.com. Interest cost related to the debt attributed to SNC and Circle.com is allocated to those entities based on the amount of principle attributed to each business. In the case of pooled debt, such as a revolving credit facility, a weighted average interest rate is used in calculating interest expense for SNC and Circle.com. Other than the $12.3 million of debt allocated to Circle.com at the date of the Recapitalization, all cash advances and businesses attributed to Circle.com through that date have been considered a capital contribution to Circle.com by Snyder Communications. Following the Recapitalization, Snyder Communications is accounting for all cash transfers from one group to, or for the account of, the other group as inter-group interest-bearing revolving credit advances unless the Board determines that a given transfer or type of transfer should be accounted for as a long-term loan; Snyder Communications' Board determines that a given transfer or type of transfer should be accounted for as a capital contribution increasing SNC's retained interest in Circle.com, based on the fair market value of Circle.com common stock at the time of the additional capital contribution; or the Board determines that a given transfer or type of transfer should be accounted for as a return of capital reducing SNC's retained interest in Circle.com, based on the fair market value of Circle.com common stock at the time of the return of capital. Any cash transfer accounted for as an inter-group revolving credit advance bears interest at the rate at which Snyder Communications determines that it can borrow those funds on a revolving credit basis. As of December 31, 1999, SNC had advanced $7.6 million to Circle.com as a revolving credit advance. Any cash transfer accounted for as a long-term loan will have an interest rate, amortization, maturity, and

                                      SNC
other terms that generally reflect the then prevailing terms on which Snyder Communications determines that it could borrow those funds. Any cash transfer from Snyder Communications to Circle.com accounted for as a capital contribution will correspondingly increase Circle.com's stockholders' equity and SNC's retained interest in Circle.com. Any cash transfer from Circle.com to Snyder Communications accounted for as a return of capital will correspondingly reduce Circle.com's stockholders' equity and SNC's retained interest in Circle.com. As a result, with respect to the allocation of interest and debt, the historical financial statements will not be comparable to future periods.

     During 1999 until the date of the Recapitalization and during the year ended December 31, 1998, Snyder Communications advanced cash to Circle.com of $20.5 million and $2.5 million, respectively, which has been considered a capital contribution to Circle.com. The following table presents pro forma information as if the 1999 and 1998 cash advances were treated as inter-group interest bearing revolving credit advances from SNC to Circle.com, as this is the policy which is in effect following the Recapitalization.

                                                              For the years ended December 31,
                                                              --------------------------------
                                                                 1999                  1998
                                                              ----------            ----------
                                                              (unaudited)           (unaudited)
Income from operations...................................     $   66,781            $   34,449
Interest expense.........................................         (5,217)               (1,753)
Interest and investment income...........................          3,812                 3,748
                                                              ----------            ----------
Income from continuing operations before income taxes....         65,376                36,444
Income tax provision.....................................         33,348                15,016
                                                              ----------            ----------
Pro forma income from continuing operations..............     $   32,028            $   21,428
                                                              ==========            ==========

     Taxes. Snyder Communications determines its income taxes on a consolidated basis and allocates consolidated income tax provisions and related tax payments or refunds between SNC and Circle.com based on the taxable income and tax credits directly attributable to each group. These allocations reflect each groups' contribution, whether positive or negative, to Snyder Communications' consolidated taxable income and the consolidated tax liability and tax credit position.

     Unless otherwise noted above, these expense policies have been consistently applied on a historical basis and will continue to be Snyder Communications' policy for future periods, unless the Board augments, modifies, or rescinds these policies. In the opinion of management, the methods for allocating these costs are reasonable. It is not practicable to estimate the costs that would have been incurred by SNC if it had been operated on a stand-alone basis or as a separate legal entity. SNC's combined financial statements should be read in conjunction with Snyder Communications' consolidated financial statements.

   Cash and Equivalents

     Cash and equivalents are comprised principally of amounts in operating accounts, money market investments and other short-term instruments, stated at cost, which approximates market value, with original maturities of three months or less.

   Marketable Securities

     SNC's investments are classified into two categories. Those securities classified as "available-for-sale" are reported at market value. Debt securities consisting of state and municipal bonds are classified as "held-to-maturity" and are reported at amortized cost. Cost is determined using the specific identification method. Unrealized gains and losses from securities "available-for-sale" are reported as a separate component of

                                      SNC
investments and advances from Snyder Communications.

   Receivables From Pass-Through Costs

     Receivables from pass-through costs relate to services purchased from third parties, on behalf of clients, for which no revenue is recorded.

   Property and Equipment

     Property and equipment is stated at cost. SNC depreciates furniture, fixtures and office and telephone equipment on a straight-line basis over three to ten years; computer equipment over two to five years and buildings over forty years. Leasehold improvements are amortized on a straight-line basis over the shorter of the term of the lease or the estimated useful lives of the improvements.

     When assets are retired or sold, the cost and related accumulated depreciation and amortization are removed from the accounts, and any gain or loss is reflected in income.

   Revenue Recognition

     SNC performs direct marketing and advertising services on behalf of its clients, including database management, creative design, direct response marketing, WallBoard(R) information displays, sampling programs, print production, field sales, teleservices, advertising, public relations and media placements. Revenues are recognized as services are rendered in accordance with the terms of the contracts. Certain of these contracts provide for payments based on accepted customers and the type of service purchased by the customer. Revenues related to these sales are recognized on the date the application for service is accepted by SNC's clients. At that point, SNC has no further performance obligation related to the submitted customer and is contractually entitled to payment. Revenues from the sale of lists are recognized upon the shipment to customers of lists on computerized labels, magnetic tape or computer diskettes for a one-time usage. Additional billings are made by SNC for additional usage by the customers. Certain of the contracts include media, postage and other pass-through costs purchased by SNC on behalf of its clients. For these contracts, SNC records as revenue the net billings to its clients.

     Unbilled receivables represent amounts due from customers for services performed but not yet billed. Unearned revenue represents revenue collected in advance that is not earned and will be recognized in future periods as it is earned through the performance of services. Client advances represent deposits or funds received in advance from clients for payments to be made to third parties on behalf of clients.

   Goodwill and Other Intangible Assets

     Goodwill equal to the fair value of consideration paid in excess of the fair value of net assets purchased has been recorded in conjunction with several of SNC's purchase business combinations and is being amortized on a straight-line basis over periods of fifteen to thirty years.

     The costs of customer lists that were acquired in conjunction with certain of SNC's purchase business combinations are amortized on a straight-line basis over seven years. The contractual covenants are amortized over the term of the related agreements, which is two to five years.

     Costs of purchased lists are amortized on a straight-line basis over their estimated useful lives, generally one to five years. SNC determines the useful lives of its lists based upon the estimated period of time such lists are marketable. SNC periodically reviews the marketability of its lists and, accordingly, their respective estimated useful lives.

                                      SNC

     The costs of licenses to use, reproduce and distribute lists are amortized on a straight-line basis over the term of the related license agreement.

     When conditions or events occur that management believes might indicate that the goodwill or any other intangible asset is impaired, an analysis of estimated future undiscounted cash flows is undertaken to determine if any write down in the carrying value of the asset is required.

   Income Taxes

     Federal and state income tax provisions and related tax payments or refunds are allocated between Circle.com and SNC based principally on the taxable income and tax credits directly attributable to each group. Such allocations reflect each group's contribution, whether positive or negative, to Snyder Communications' consolidated federal taxable income and the consolidated federal tax liability and tax credit position. Tax benefits that cannot be used by the group generating those benefits but can be used on a consolidated basis are credited to the group that generated such benefits. Accordingly, the amounts of taxes payable or refundable allocated to each group may not necessarily be the same as that which would have been payable or refundable had each group filed a separate income tax return.

     Depending on the tax laws of the respective jurisdictions, foreign, state and local income taxes are calculated on either a consolidated or combined basis or on a separate corporation basis. State income tax provisions and related tax payments or refunds are allocated between the groups based on their respective contributions to such consolidated or combined state taxable incomes. State and local income tax provisions and related payments which are determined on a separate corporation basis are allocated between the groups in a manner designed to reflect the respective contributions of the groups to the subsidiary's separate foreign, state or local taxable income.

     Prior to their merger with SNC, certain of the U.S. based pooled entities were treated as S corporations or limited liability companies for income tax purposes. Accordingly, no provision for federal or state income taxes, except in certain states that do not recognize S corporations or limited liability companies, has been made for these entities through the date of their mergers within the accompanying combined financial statements of SNC.

     SNC's subsidiaries with operations in the U.K. and continental Europe pay taxes in their respective countries, on a corporate level similar to a C corporation in the U.S.

   Unaudited Pro Forma Income (Loss) Data

     The unaudited pro forma net income (loss) amounts include a provision for federal and state income taxes as if the operations of SNC had been a taxable C corporation for all periods presented. The pro forma income tax rate on SNC's recurring operations reflects the combined federal, state and foreign income taxes of approximately 49.6%, 48.9% and (46.9)% for the years ended December 31, 1999, 1998 and 1997, respectively. The following unaudited pro forma data also reflects the tax provision had SNC filed a separate tax return.

                                      SNC

     The table below presents this pro forma calculation of adjusted net income
(loss):

                                                                 For the Years Ended December 31,
                                                               ------------------------------------
                                                                 1999           1998         1997
                                                               ---------     ---------    ---------
                                                                            (unaudited)
                                                                          (in thousands)
     Pro form adjusted net income (loss) data (unaudited):
     Historical income (loss) from continuing operating
     before income taxes.....................................  $  64,505     $  36,334    $ (12,556)
     Pro forma provision for income taxes....................    (31,984)      (17,758)      (5,894)
                                                               ---------     ---------    ---------
     Pro forma net income (loss) from continuing operations..  $  32,521     $  18,576    $ (18,450)
                                                               =========     =========    =========

   Accounting for Stock Options

     SNC accounts for its stock-based compensation plan using the intrinsic value based method in accordance with the provisions of APB Opinion No. 25, "Accounting for Stock issued to Employees". Pro forma disclosure of net income, calculated as if SNC accounted for its stock-based compensation plan using the fair value based method in accordance with the provisions of Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation" ("SFAS No. 123"), is detailed below.

     The fair value of each option grant is estimated on the date of grant using a Black-Scholes option pricing model with the following weighted average assumptions used for grants in 1999 and 1998: risk-free interest rate of 6.36% and 4.56%, expected dividend yield of zero, expected life of 4 years and expected volatility of 30.0% and 20.0%.

     The weighted average option fair value on the grant date was $4.95 for options issued during the year ended December 31, 1999.

     If SNC had recorded compensation expense using the fair value based method prescribed by SFAS No. 123, SNC's 1999 and 1998 pro forma net income, which reflects a pro forma adjustment for income taxes, would have been reduced to the following as adjusted amounts:

                                                           As of December 31,
                                                          --------------------
                                                            1999        1998
                                                          --------    --------
                                                             (in thousands)

Pro forma net income (loss):
As reported...........................................     $32,521     $18,576
As adjusted...........................................      20,869      12,787

   Foreign Currency Translations

     Assets and liabilities of SNC's international operations are translated using the exchange rate in effect at the balance sheet date. Revenue and expense accounts for these subsidiaries are translated using the average exchange rate during the period. Foreign currency translation adjustments are reported as comprehensive income (loss) and included as a component of investment and advances from Snyder Communications.

                                      SNC

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

   Fair Value of Financial Instruments

     SFAS No. 107, "Disclosures about Fair Value of Financial Instruments," requires disclosure of the fair value of certain financial instruments. For purposes of this disclosure, the fair value of a financial instrument is the amount at which the instrument could be exchanged in a current transaction between willing parties. Cash and equivalents, accounts receivable, unbilled services, accounts payable and related party borrowings approximate fair value because of the relatively short maturity of these instruments. Long-term debt approximates fair value as the majority of this debt has a variable interest rate.

   Concentration of Credit Risk

     Concentration of credit risk is limited to cash and equivalents, accounts receivable and unbilled services. SNC places its investments in highly rated financial institutions, U.S. Treasury bills, investment grade short-term debt instruments and state and local municipalities, while limiting the amount of credit exposure to any one entity. SNC's receivables are concentrated with customers in the telecommunications and consumer packaged goods industries. SNC does not require collateral or other security to support clients' receivables.

   New Accounting Pronouncements

     During 1998, SNC adopted Statement of Financial Accounting Standards No. 130, "Reporting Comprehensive Income" ("SFAS No. 130"), and the accompanying combined financial statements have been restated to conform to the SFAS No. 130 requirements. Included within investments and advances from Snyder Communications are the cumulative amounts for foreign currency translation adjustments and unrealized gains and losses on marketable securities. The cumulative foreign currency translation adjustment was a $2.4 million loss and a $1.8 million gain as December 31, 1999 and 1998, respectively. The cumulative unrealized gain on marketable securities was $11,000 as of December 31, 1998.

     During 1998, SNC adopted Statement of Financial Accounting Standards No. 131, "Disclosures About Segments of an Enterprise and Related Information" ("SFAS No. 131"). SNC's geographic information is disclosed in Note 15. SNC's networks provide services used to develop and deliver messages to both broad and targeted audiences through a wide range of communications channels. The operations within SNC's networks exhibit similar economic characteristics driven from their consistent efforts to build brands and increase market penetration for their clients. These operations are reported as one operating segment.

     During 1998, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards No. 132, "Employers' Disclosures about Pensions and Other Postretirement Benefits" ( "SFAS No. 132 "). The disclosures required by SFAS No. 132 are provided in Note 10.

     During 1998, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities" (SFAS No. 133). This statement was originally effective for all fiscal quarters of fiscal years beginning after June

                                      SNC

15, 1999; however, during the second quarter of 1999 the FASB deferred the effective date. SNC believes that the adoption of SFAS No. 133 will not have a significant impact on its combined financial statements.

4.   Marketable Securities:

     The amortized cost, unrealized gains and losses, and market values of SNC's held-to-maturity and available-for-sale securities are summarized as follows (in thousands):

                                                     Amortized    Unrealized   Unrealized     Market
                                                       Cost         Gains        Losses       Value
                                                     ---------    ----------   ----------   ---------
       December 31, 1998
       Held to maturity, maturing in less
             than one year:
               State and municipal bonds.........      $     6       $    --      $    --     $     6
                                                       =======       =======      =======     =======
       Available for sale:
            Equity securities....................      $   105       $    --      $   (15)     $   90
            Government income securities.........          554            --          (38)        516
                                                       -------       -------      -------      ------
                                                       $   659       $    --      $   (53)     $  606
                                                       =======       =======      =======     =======

5.   Property and Equipment:

     Property and equipment consist of the following:

                                                          As of December 31,
                                                       ------------------------
                                                          1999          1998
                                                       -----------  -----------
                                                            (in thousands)
          Buildings and leasehold improvements......   $    41,044  $    49,596
          Computers and equipment...................        59,315       53,321
          Furniture and fixtures....................        36,167       12,893
                                                       -----------  -----------
                                                           136,526      115,810
          Accumulated depreciation..................       (59,242)     (47,025)
                                                       -----------  -----------
                                                       $    77,284  $    68,785
                                                       ===========  ===========

     Depreciation expense totaled $16.0 million, $12.4 million and $10.3 million in 1999, 1998 and 1997, respectively.

6.   Goodwill and Other Intangible Assets:

     Goodwill and other intangible assets consist of the following:

                                                          As of December 31,
                                                       ------------------------
                                                          1999          1998
                                                       -----------  -----------
                                                            (in thousands)
          Goodwill..................................   $   157,856  $    62,318
          Costs of lists and contractual covenant...        10,985       15,661
          License agreements........................         3,253        2,284
                                                       -----------  -----------
                                                           172,094       80,263
          Accumulated amortization..................       (15,033)     (14,400)
                                                       -----------  -----------
                                                       $   157,061  $    65,863
                                                       ===========  ===========

                                      SNC

     Goodwill arose from purchase acquisitions at certain of the Pooled Entities prior to their respective mergers with the Company and from the Company's 1999, 1998 and 1997 purchase business combinations.

     Amortization expense of goodwill and other intangible assets totaled $11.5 million, $4.7 million and $3.0 million in 1999, 1998 and 1997, respectively.

7.   Debt:

   Long-Term Borrowings

     Long-term borrowings consist of the following:

                                                                                           As of December 31,
                                                                                         ----------------------
                                                                                            1999        1998
                                                                                         ----------  ----------
                                                                                             (in thousands)
            Notes, principally acquisition related, 7%-8%, due January
             2000 and 2002.............................................................  $    1,488  $    1,297
            Belgian bank debt, 6.6% weighted average rate, due various dates
            through March 31, 2002.....................................................          73         346
            Obligations under license agreement, 7.25% imputed rate....................          --       1,058
            Other......................................................................          21          --
                                                                                         ----------  ----------
                                                                                              1,582       2,701
            Current maturities of long-term borrowings.................................        (551)     (1,085)
                                                                                         ----------  ----------
                                                                                         $    1,031  $    1,616
                                                                                         ==========  ==========

     In addition to the debt listed above, approximately $4.5 million in debt with a weighted average interest rate of 8.6%, primarily classified as current as of December 31, 1996, was paid in full during 1997.

     Both foreign and domestic term debt from banking and financing institutions is secured by the assets of those subsidiaries.

     Future minimum payments as of December 31, 1999, on long-term borrowings, excluding capital leases, are as follows (in thousands):

                    2000 .........................   $    551
                    2001 .........................        429
                    2002 .........................        373
                    2003 .........................        110
                    2004 .........................        119
                                                     --------
                      Total.......................   $  1,582
                                                     ========

                                      SNC

   Related Party Borrowings

     Related party borrowings consist of the following:

                                                                                                  As of December 31,
                                                                                                ---------------------
                                                                                                   1999       1998
                                                                                                ---------   ---------
                                                                                                   (in thousands)
             Note payable, acquisition related, 7%, due September 30, 2002....................  $   7,381   $   7,504
             Note payable, acquisition related, 5% for first two years and 7% during third
                year, due February 18, 2001...................................................      1,350       1,420
                                                                                                ---------   ---------
                                                                                                    8,731       8,924
             Current maturities of related party borrowings...................................         --          --
                                                                                                ---------   ---------
                                                                                                $   8,731   $   8,924
                                                                                                =========   =========

     In addition to the debt listed above, approximately $10.6 million in related party debt with a weighted average interest rate of 8.3% and with maturities that extended to 2008 was paid in full during 1997.

   Lines of Credit

Lines of credit consist of the following:

                                                                                                  As of December 31,
                                                                                                ---------------------
                                                                                                  1999         1998
                                                                                                ---------   ---------
                                                                                                   (in thousands)
             U.S. bank line of credit, prime rate plus 0.5% (9% at December 31, 1999), $2.3     $     192   $   1,825
                 million maximum borrowing limit, maturing January 1, 2000..................
             Belgian bank line of credit, 3.9% interest rate, $31.5million BEF maximum borrowing limit (approximately $785,000 at December 31, 1999) renewable
                 monthly....................................................................          778          --
             U.S. bank line of credit, prime rate or LIBOR plus a margin ranging from
                 0.875% to 1.875% (average weighted interest rate of 7.725% at December 31,
                 1999), $195 million maximum borrowing limit, maturing August 27, 2003.....       156,651          --
                                                                                                ---------   ---------
                                                                                                  157,621       1,825
             Current maturities of lines of credit.........................................          (970)     (1,825)
                                                                                                ---------   ---------
                                                                                                $ 156,651   $      --
                                                                                                =========   =========

     In addition to the above lines of credit, one subsidiary maintains an unsecured line of credit that is used exclusively for the issuance of letters of credit. The facility has a $10 million maximum limit that is guaranteed by Snyder Communications, Inc. Letters of credit totaling $8.6 million are currently outstanding under the agreement, which expires on December 31, 2003.

     SNC maintains various lines of credit with banking and financial institutions, requiring the consolidated group to meet restrictive covenants concerning net worth and debt service coverage. In aggregate, SNC had lines of credit available for $208.1 million with interest rates ranging from 3.9% to 9.0% at December 31, 1999.

                                      SNC

8.   Income Taxes:

     SNC's income tax provision includes the following components:

                                              For the Years Ended December 31,
                                              --------------------------------
                                                1999        1998        1997
                                              --------    --------    --------
                                                       (in thousands)
            Current:
                 U.S.--Federal.............   $ 18,792    $ 10,737    $  5,330
                 U.S.--State and city......      4,309       2,660       2,490
                 Foreign...................      3,071       6,984       2,462
                                              --------    --------    --------
                                                26,172      20,381      10,282
                                              --------    --------    --------
            Deferred:
                 U.S.--Federal.............      5,726      (5,398)     (4,492)
                 U.S.--State and city......      1,313      (1,402)     (1,217)
                 Foreign...................       (194)      1,391        (623)
                                              --------    --------    --------
                                                 6,845      (5,409)     (6,332)
                                              --------    --------    --------
                 Income tax provision.....    $ 33,017    $ 14,972    $  3,950
                                              ========    ========    ========

     The provision for taxes on income from continuing operations differs from the amount computed by applying the U.S. federal income tax rate as a result of the following:

                                                             For the Years Ended December 31,
                                                             --------------------------------
                                                               1999        1998        1997
                                                             --------    --------    ---------
     Taxes at statutory U.S. federal income tax rate.......     35.00%      35.00%      35.00%
     Income taxed directly to owners.......................      1.60       (7.67)      14.83
     State and city income taxes, net of federal tax
          benefit..........................................      5.21        3.95      (10.89)
     Foreign tax rate differential.........................     (9.27)      (9.55)      11.26
     Dividends on mandatorily redeemable preferred
          stock............................................        --          --       (1.34)
     Goodwill amortization.................................      2.43        0.63       (1.13)
     Acquisition costs and other permanent differences.....     16.22       18.85      (79.19)
                                                             --------    --------    --------
          Effective tax rate...............................     51.19%      41.21%     (31.46)%
                                                             ========    ========    ========

Deferred income taxes are recorded based upon differences between the financial statement and tax bases of assets and liabilities. As of December 31, 1999 and 1998, temporary differences that give rise to the deferred tax assets and liabilities consist of the following (in thousands):

                                      SNC

                                                         As of December 31,
                                                       ----------------------
                                                         1999         1998
                                                       ---------    ---------
                                                           (in thousands)
      Reserve for doubtful accounts...............     $   1,668    $   3,616
      Accrued expenses............................         5,449        4,349
      Intangible assets...........................        80,199       85,091
      Deferred compensation.......................         4,072        4,102
      Tax losses of subsidiaries..................         5,645        1,964
      Tax benefit of capital losses...............         1,202        1,202
      Other.......................................        13,916        7,934
                                                       ---------    ---------
      Gross deferred tax assets...................       112,151      108,258
                                                       ---------    ---------
      Property and equipment......................        (3,077)      (1,131)
      Revenue recognition.........................          (746)      (1,180)
      Other ......................................        (2,606)      (2,594)
                                                       ---------    ---------
      Gross deferred tax liabilities..............        (6,429)      (4,905)
                                                       ---------    ---------
      Valuation allowance.........................        (3,167)      (3,167)
                                                       ---------    ---------
      Net deferred tax asset......................     $ 102,555    $ 100,186
                                                       =========    =========

     Several of SNC's subsidiaries have capital and operating loss tax carryforwards that can be realized only if these subsidiaries generate taxable capital gains or operating income, respectively. At December 31, 1999 and 1998, management determined that a valuation allowance against the deferred tax asset associated with these tax losses was required for one of these subsidiaries. Management continually assesses whether SNC's deferred tax asset is realizable and believes that the deferred tax asset, net of the valuation allowance, is realizable at December 31, 1999.

     SNC will receive a future benefit arising from the tax treatment of three of SNC's taxable mergers completed in 1998. In accordance with generally accepted accounting principles, as a result of the mergers being accounted for as poolings of interests, SNC recorded a net estimated future tax benefit of approximately $76.9 million as a credit to stockholders' equity during the year ended December 31, 1998.

     At December 31, 1999, cumulative undistributed earnings of SNC's foreign subsidiaries were approximately $43.4 million. No provision for U.S. income taxes or foreign withholding taxes has been made since SNC considers the undistributed earnings to be permanently invested in the foreign countries. Determination of the amount of unrecognized deferred tax liability, if any, for the cumulative undistributed earnings of the foreign subsidiaries is not practicable since it would depend upon a number of factors which cannot be known until such time as a decision to repatriate the earnings is made.

9.   Non-Recurring Costs:

     SNC recorded $19.6 million of non-recurring costs during 1999. These costs include: (a) a $14.3 million non-cash charge related to a payment made to the former owners of Media Syndication Global in the form of 1,171,223 shares of Snyder Communications common stock in exchange for the release of any and all claims against Snyder Communications, Inc. relating to the merger transaction; the payment was not provided for in the purchase agreement and is not part of the purchase price for accounting purposes; (b) $5.8 million of costs related to the October 22, 1999 Recapitalization of Snyder Communications, Inc., consisting of investment banking fees, legal and accounting fees, employee bonuses, SEC filing fees, printing fees and other related costs; (c) a reduction of $2.0 million in previously recorded acquisition and related costs due to a revision of estimated amounts; and (d) a $1.5 million charge for consulting and related costs necessary to consolidate and integrate certain of SNC's acquired operations in the U.S. under the plan initiated in the

                                      SNC
fourth quarter of 1998 and discussed below.

     SNC recorded $39.5 million in non-recurring costs during 1998. $36.3 million of these costs are related to the consummation of 1998 mergers and consist of investment banking fees, expenses associated with the accelerated vesting of options held by employees of certain of SNC's acquirees, other professional service fees, transfer taxes and other contractual payments. In addition, $2.6 million was recorded for costs necessary to consolidate and integrate certain of SNC's acquired operations in the U.S. Four locations have been combined into two. The $2.6 million charge consists of approximately $1.6 million of severance and other costs associated with the termination of 42 employees, and $1.0 million of fees incurred for other costs related to these integration activities. The integration did not result in a headcount reduction. Most of the terminated employees elected not to relocate and were replaced. As of December 31, 1999, 46 employees had terminated employment with SNC and the liability had been reduced to $0. Non-recurring costs also include compensation to stockholders of $0.6 million. Prior to their merger with SNC, certain stockholders of the acquired companies received annual compensation in their roles as managers in excess of amounts that they will receive pursuant to employment agreements they have entered into with SNC. The excess amount is recorded as non-recurring costs in the periods prior to the mergers. SNC records no compensation to stockholders following an acquisition.

     SNC recorded $49.0 million in non-recurring costs during 1997. $31.4 million of these costs relate to the consummation of the 1997 mergers and consist primarily of investment banking fees, other professional service fees, certain U.K. excise and transfer taxes, a noncash charge of approximately $9.1 million related to the accelerated vesting of the options held by employees of one of SNC's acquirees, and $5.3 million for the write-off of deferred license fees and the accrual of a liability to resolve outstanding litigation. Both the write-off of the deferred fees and the accrual of the liability were recorded due to changes in fact that resulted from the mergers. Non-recurring costs also includes $12.4 million of compensation to stockholders and $5.2 million in ESOP expense for employees of one of the acquired companies.

     The integration costs recorded in 1999 and 1998 were recorded in accordance with Emerging Issues Task Force No. 94-3 "Liability Recognition for Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring)" ("EITF 94-3"). Additional expenses for SNC's integration activities recorded in 1999 represent additional costs incurred that did not qualify for accrual at December 31, 1998 in accordance with EITF 94-3.

     The following table summarizes the activity in the integration activities liability account:

                                         Beginning              Deductions for   Balance at End
                                          Balance   Additions    Amounts Paid      of Period
                                         ---------  ---------   --------------   --------------
Year Ended December 31, 1999.........    $   2,320  $   1,540          $ 3,860        $      --
Year Ended December 31, 1998.........    $      --  $   2,625          $   305        $   2,320

10.  Employee Benefits:

     One of SNC's subsidiaries in the U.K. operates a retirement benefit plan, which is a funded defined benefit plan available to all employees. The assets of the plan are held separately from those of the subsidiary and are invested in managed funds principally comprised of equity securities. Plan benefits are based on years of service and compensation levels at the time of retirement. The funding of the plan is determined following consultation with actuaries using the projected unit credit method.

     For purposes of these combined financial statements, the actuarial value of the plan's liabilities has been estimated using the available actuarial valuations, and the plan's asset values reflect the actual market

                                      SNC
value of those assets at each balance sheet date based on records maintained by the plan's trustees. The most recent actuarial update of the plan's liabilities was performed as of December 31, 1999. The significant assumptions used and the funded status of the plan are set out in the tables below.

                                                                 Significant Assumptions
                                                                -------------------------
                                                                 1999     1998      1997
                                                                ------   ------    ------
          Discount rate......................................    6.25%     5.5%     6.75%
          Expected long-term rate of return on plan assets...    7.25      6.5      7.75
          Rate of increase in compensation...................    4.25      4.0      5.25

    Net Periodic Pension Cost

     Net periodic pension cost is determined using the assumptions as of the beginning of the year and is comprised of the following:

                                                                  For the Years Ended December 31,
                                                                 -----------------------------------
                                                                    1999        1998         1997
                                                                 ---------    ---------    ---------
                                                                            (in thousands)
          Service cost ........................................  $   1,420    $   1,375    $   1,360
          Interest cost on projected benefit obligation........      1,145        1,177        1,065
          Expected return on plan assets.......................     (1,436)      (1,392)      (2,899)
          Net amortization of unrecognized net loss and
          deferral of actual return on plan assets.............         --           --        1,638
                                                                 ---------    ---------    ---------
          Net periodic pension cost............................  $   1,129    $   1,160    $   1,164
                                                                 =========    =========    =========

Funded Status

     The funded status is determined using the assumptions as of the end of the year and is reflected as follows:

                                                                As of December 31,
                                                                -------------------
                                                                  1999       1998
                                                                --------   --------
                                                                   (in thousands)
          Change in benefit obligation:
          Benefit obligation at beginning of year............   $ 20,947   $ 17,502
          Service cost ......................................      1,420      1,375
          Interest cost......................................      1,145      1,177
          Plan participants' contributions..................         567        646
          Actuarial gain....................................       1,129      1,143
          Benefits paid.....................................        (890)      (464)
                                                                --------   --------
          Benefit obligation at end of year.................    $ 24,318   $ 21,379
                                                                ========   ========
          Change in plan assets:
          Fair value of plan assets at beginning of year....    $ 21,319    $17,321
          Actual return on plan assets......................       5,597      2,913
          Employee contribution.............................         567        646
          Employer contribution.............................       1,488      1,342
          Benefits paid.....................................        (890)      (464)
                                                                --------   --------
          Fair value of plan assets at end of year..........    $ 28,081   $ 21,758
                                                                ========   ========

     SNC maintains defined contribution benefit plans. Pension and profit sharing costs related to these plans amounted to approximately $3.8 million, $1.6 million, and $1.0 million for 1999, 1998 and 1997,

                                      SNC
respectively

     During 1999, Snyder Communications, Inc. established an employee stock purchase plan (the "ESPP") pursuant to which SNC may make available for sale to its employees shares of either SNC common stock or Circle.com common stock at a price equal to 85% of the lower of the market value on the first or last day of each calendar quarter. The ESPP is intended to give SNC employees the opportunity to purchase shares of common stock through payroll deductions. A maximum of 2.5 million SNC shares and 625,000 Circle.com shares may be purchased by Snyder Communications employees under the ESPP. During 1999 a total of 21,250 shares of SNC common stock were issued under the ESPP.

11.  Discontinued Operations:

   Ventiv Health, Inc.

     On June 22, 1999, Snyder Communications' Board of Directors approved a plan to effect the Distribution of 100% of the shares of common stock of a newly formed wholly owned subsidiary, Ventiv Health, Inc., ("Ventiv"), to Snyder Communications' stockholders (the "Spin-off"). Shares of Ventiv common stock were distributed on the basis of one share of Ventiv for every three shares of existing Snyder Communications common stock on September 27, 1999 to stockholders of record as of September 20, 1999. Following the Distribution, Ventiv became an independent, publicly traded corporation. Accordingly, the results of Ventiv have been reclassified from amounts previously reported, and are stated separately in the accompanying combined financial statements as discontinued operations. Summarized financial information of the discontinued Ventiv operations is presented in the following tables:

     Earnings from discontinued Ventiv operations included in the accompanying combined statement of income are as follows (in thousands):

                                                               For the Years Ended December 31,
                                                              ---------------------------------
                                                              January 1,
                                                                 1999
                                                               through
                                                               spin-off     1998        1997
                                                              ---------   ---------   ---------
  Revenues.................................................   $ 254,159   $ 321,500   $ 208,967
  Operating expenses:
       Cost of services....................................     208,393     236,047     156,346
       Selling, general and administrative expenses........      35,253      43,029      32,787
       Non-recurring costs.................................       7,435      27,664      25,569
                                                              ---------   ---------   ---------
  Income (loss) from operations............................       3,078      14,760      (5,735)
  Interest income (expense), net...........................         315        (465)     (1,049)
                                                              ---------   ---------   ---------
  Income (loss) from operations before income taxes........       3,393      14,295      (6,784)
  Income tax provision.....................................       1,635      12,849       1,934
                                                              ---------   ---------   ---------
  Net income (loss)........................................   $   1,758   $   1,446   $  (8,718)
                                                              =========   =========   =========

  Ventiv distribution costs, net of tax....................     (13,320)         --          --
  Loss of BWA (discussed below)............................          --          --      (1,507)
                                                              ---------   ---------   ---------
     Net income (loss) from discontinued operations........   $ (11,562)  $   1,446   $ (10,225)
                                                              =========   =========   =========

                                      SNC

     The components of net assets of discontinued Ventiv operations included in the accompanying combined balance sheet are as follows (in thousands):

                                                                                 December 31,
                                                                                    1998
                                                                                 ------------
Cash and equivalents.....................................................            $ 25,664
Accounts receivable, net.................................................              43,521
Unbilled services........................................................              15,212
Other....................................................................              11,052
                                                                                 ------------
     Total current assets................................................              95,449
                                                                                 ------------
Lines of credit..........................................................                 198
Accounts payable and accrued expenses....................................              60,393
Unearned revenue.........................................................               8,446
Other....................................................................               1,965
                                                                                 ------------
     Total current liabilities...........................................              71,002
                                                                                 ------------
     Net current assets..................................................              24,447
                                                                                 ------------
Property and equipment, net..............................................              10,028
Goodwill and other intangibles...........................................              80,728
Other....................................................................               7,439
                                                                                 ------------
     Total long-term assets..............................................              98,195
     Total long-term liabilities.........................................               2,915
                                                                                 ------------
     Net long-term assets................................................              95,280
                                                                                 ------------
     Total net assets of discontinued operations.........................            $119,727
                                                                                 ============

     The cash flow provided by discontinued Ventiv operations was as follows (in thousands):

                                                                       For the Years Ended December 31,
                                                                      ----------------------------------
                                                                      January 1,
                                                                        1999
                                                                       through
                                                                       spin-off      1998        1997
                                                                      ----------  ----------  ----------
Operating activities of discontinued operations:
Income (loss) from discontinued operations........................    $     (342) $    1,446  $   (8,718)
Adjustments to reconcile income (loss) from discontinued
   operations to net cash provided by (used in) operating
   activities.....................................................        13,780       9,133      (2,308)
Net change in assets and liabilities..............................       (14,630)    (11,800)      9,102
                                                                      ----------  ----------  ----------
Net cash used in operating activities.............................        (1,192)     (1,221)     (1,924)
                                                                      ----------  ----------  ----------
Net cash used in investing activities.............................        (5,575)     (7,190)     (3,576)
                                                                      ----------  ----------  ----------
Investments and advances from Snyder Communications...............        22,636      42,753        (167)
Other financing activities........................................        (2,307)    (26,917)     16,618
                                                                      ----------  ----------  ----------
Net cash provided by financing activities.........................        20,329      15,836      16,451
                                                                      ----------  ----------  ----------
Net cash provided by discontinued operations
   Before effect of exchange rate changes on cash and equivalents.        13,562       7,425      10,951
Effect of exchange rate changes on cash and equivalents...........        (1,430)        199        (177)
                                                                      ----------  ----------  ----------
Cash flow provided by discontinued operations.....................    $   12,132  $    7,624  $   10,774
                                                                      ==========  ==========  ==========

                                      SNC

     During 1999 through the date of the spin-off, Ventiv recorded $7.4 million in non-recurring acquisition and related costs. Included in this amount is $5.7 million related to a payment made by Ventiv, in the form of 695,304 shares of Ventiv common stock to the prior owners of PromoTech Research Associates ("PromoTech") in exchange for the release of any and all claims against Snyder or Ventiv related to the purchase of PromoTech. The payment was not provided for in the purchase agreement and is not part of the purchase price for accounting purposes. In addition, the $7.4 million expense includes a charge of approximately $1.7 million for costs necessary to consolidate and integrate certain of Ventiv's acquired operations in the U.S., U.K. and France under the plan initiated in 1998. The charge recorded in 1999 consists of $1.3 million in severance and related costs associated with the termination of 23 employees and $0.4 million in consulting services and other costs related to these integration activities.

     During the year ended December 31, 1998, Ventiv recorded a charge of approximately $10.7 million for costs necessary to consolidate and integrate certain of its acquired operations in the U.S., the U.K. and France. Approximately nine locations were combined into four, and the efforts did not have a significant impact on Ventiv's workforce. The charge consists of approximately $4.1 million to consolidate and terminate lease obligations, $5.3 million of severance and other costs associated with the termination of 142 employees, and $1.3 million of fees incurred for consulting services and other costs related to these integration activities. The employees who were terminated are primarily redundant operations and administrative personnel, as well as one underutilized sales team in the U.K. As of the date of the spin-off, 165 employees had terminated employment with SNC and $11.4 million had been charged against the total liability, including $6.6 million in severance and related payments.

      The following table summarizes the activity in the Ventiv integration activities liability account:

                                          Beginning                Deductions for    Balance at
                                           Balance    Additions     Amounts Paid    End of Period
                                         ----------   ---------    --------------  ---------------
1999 through spin-off................     $  7,971     $   1,696     $   8,679       $      988
Year Ended December 31, 1998.........     $     --     $  10,654     $   2,683       $    7,971

     During 1999, Ventiv completed the acquisition of PromoTech Research Associates, Inc. ("PromoTech") (March 25, 1999). The total consideration paid was $16.3 million and consisted of 583,431 shares of Snyder common stock. This purchase business combination has resulted in additional goodwill of $18.1 million. During 1998, Ventiv completed purchase business combinations, including CLI Pharma S.A. ("CLI Pharma") (March 25, 1998) and Healthcare Promotions, LLC ("HCP") (February 13, 1998), for total consideration paid of approximately $64.0 million (1,211,029 shares of Snyder common stock and $4.3 million in net cash). Based upon an allocation of purchase consideration, these purchase business combinations have resulted in additional goodwill of approximately $55.7 million. The following table presents pro forma financial information as if the 1999 purchase of PromoTech and the 1998 purchases of HCP and CLI Pharma had been consummated at the beginning of each of the periods presented and all of the Company's operations had been taxed as a C corporation.

                                                  January 1, 1999          For the Year
                                                      through             Ended December
                                                      spin-off               31,1998
                                                -------------------    -------------------
                                                                (unaudited)
                                                               (In thousands)
Pro forma revenues..............                   $   256,086              $  335,628
Pro forma net income (loss).....                   $       (53)             $    2,113

                                      SNC

   Bob Woolf Associates, Inc.

     On October 24, 1997, the Board of Directors of one of the 1998 acquirees approved the spin-off of its sports management operations, which were carried on by Bob Woolf Associates, Inc. ("BWA"), a wholly owned subsidiary. The acquiree purchased BWA in May 1996. The spin-off was executed in the form of a dividend to the acquiree's stockholders of record on October 31, 1997, whereby each stockholder received one share of BWA for each share of the acquiree's common stock held.

     The net losses of BWA prior to October 31, 1997 are included in the accompanying combined statement of income as discontinued operations and totaled $1.5 million in 1997. Revenues from BWA were approximately $2.0 million for the ten months ended October 31, 1997.

12.  Leases:

     SNC leases certain facilities, office equipment and other assets. The following is a schedule of future minimum lease payments for capital leases and for operating leases at December 31, 1999 (in thousands):

                                                    Capital     Operating
               Years Ending December 31,            Leases       Leases
               -------------------------           ---------    ---------
       2000                                        $     977    $  20,638
       2001                                              526       18,211
       2002                                              270       16,347
       2003                                              139       12,216
       2004                                               --        8,046
       Thereafter                                         --       34,592
                                                   ---------    ---------
       Total minimum lease payments..............      1,912    $ 110,050
                                                                =========
       Less: Amount representing interest........       (190)
                                                   ---------
       Total obligation under capital leases.....      1,722
       Less: Current portion.....................       (921)
                                                   ---------
       Long-term portion.........................  $     801
                                                   =========

     Property and equipment, net, on the accompanying combined balance sheet includes $1.7 million and $3.7 million for equipment purchased under capital leases as of December 31, 1999 and 1998, respectively.

     Rental expense for all operating leases was approximately $22.4 million, $18.3 million and $15.0 million for the years ended December 31, 1999, 1998 and 1997, respectively.

13.  Commitments and Contingencies:

   Snyder Communications and SNC have entered into employment agreements with certain key executives and consulting agreements with certain former executives that call for guaranteed minimum salaries and bonuses for varying terms.

     One of SNC's U.S. subsidiaries has standby letters of credit with a bank, secured by compensating

                                      SNC
balance arrangements, totaling $6.0 million. The standby letters of credit renew annually and interest is charged at a rate of 1.25% per year.

     Snyder Communications and SNC are subject to lawsuits, investigations and claims arising out of the conduct of its business, including those related to commercial transactions, contracts, government regulation and employment matters. Certain claims, suits and complaints have been filed or are pending against Snyder Communications. In the opinion of management and based on the advice of legal counsel, all matters are without merit or are of such kind, or involve such amounts, as would not have a material effect on the financial position or results of operations of Snyder Communications or SNC if disposed of unfavorably.

14.  Related Parties:

     SNC's headquarters office space is leased from a third party, in which one of the nonemployee directors of Snyder has a minority ownership interest. Rent paid under this lease was $1.2 million, $1.1 million and $2.4 million in 1999, 1998 and 1997, respectively.

     SNC produced a WallBoard(R) information display for which a publication beneficially owned by certain nonemployee directors of Snyder Communications is one of the sponsors. Revenues earned under this program were $2.0 million in 1997.

     In December 1997, SNC entered into a software license agreement with a company in which certain nonemployee directors of Snyder Communications are directors and in which they own a minority interest. SNC paid approximately $2.5 million for the license and related equipment.

     SNC performs certain administrative functions, under an interim services agreement, on behalf of Ventiv Health, Inc., a company in which certain directors of Snyder Communications are directors. The balance owed from Ventiv Health, Inc. at December 31, 1999 is approximately $0.6 million. No interest is being charged on these outstanding amounts.

15.  Geographic Information:

     SNC operates in one reportable segment as a provider of direct marketing, advertising and communications services. Revenues by geographic area were as follows:

                                   For the Years Ended December 31,
                                  ----------------------------------
                                     1999        1998         1997
                                  ----------  ----------  ----------
                                            (in thousands)
        Revenues:
             United States        $  429,279  $  324,477  $  292,740
             Europe                  174,271     155,812     104,765
                                  ----------  ----------  ----------
                 Total            $  603,550  $  480,289  $  397,505
                                  ==========  ==========  ==========

                                      SNC

16.  Selected Quarterly Financial Data (unaudited, in thousands):

     The following table summarizes financial data by quarter for SNC for 1999 and 1998, giving effect to the Acquisitions as if they had occurred at the beginning of the earliest period presented.

                                                                        1999 Quarter Ended
                                                 ---------------------------------------------------------------------
                                                   March 31      June 30     September 30   December 31      Total
                                                 ------------  ------------  ------------  -------------  ------------
Revenues.....................................      $132,732      $154,656      $156,001       $160,161       $603,550
Gross profit.................................        45,824        49,381        43,785         52,959        191,949
Income (loss) from continuing operations.....        14,696        15,222        (5,898)         7,468         31,488
Income (loss) from discontinued operations...         5,090         7,549       (24,201)            --        (11,562)
Net income (loss)............................        19,786        22,771       (30,099)         7,468         19,926
Pro forma income (loss) from continuing
    operations...............................        14,696        15,222        (4,865)         7,468         32,521

                                                                      1998 Quarter Ended
                                                 ---------------------------------------------------------------------
                                                   March 31      June 30     September 30   December 31      Total
                                                 ------------  ------------  ------------  -------------  ------------
Revenues.....................................      $107,841      $115,518      $125,444       $131,486       $480,289
Gross profit.................................        37,667        39,276        43,332         45,759        166,034
Income (loss) from continuing operations.....        (4,244)       10,885        14,134            587         21,362
Income (loss) from discontinued operations...        (4,052)        6,670        (3,771)         2,599          1,446
Net income (loss)............................        (8,296)       17,555        10,363          3,186         22,808
Pro forma income (loss) from continuing
   operations................................        (6,364)       10,484        13,653            803         18,576

     The pro forma amounts include a provision for federal and state income taxes as if SNC had been a taxable C corporation for all periods presented.

17.  Subsequent Events to December 31, 1999 Financial Statements:

     On February 20, 2000, Havas Advertising ("Havas"), HAS Acquisition Corp. and Snyder Communications, Inc. entered into an Agreement and Plan of Merger (the "Merger Agreement"), pursuant to which HAS Acquisition Corp. will be merged with and into Snyder Communications, with Snyder Communications surviving as a subsidiary of Havas (the "Merger"). Under the terms of the Merger Agreement, holders of SNC common stock will receive American Depositary Shares of Havas ("Havas ADSs"), the number of which will be based on a formula which values the SNC common stock at $29.50 per share, and which will value the Havas ADSs (one ADS to be equal to a fraction of a share of Havas stock) based on an average closing sale price of the Havas stock on the Premier Marche of the Bourse de Paris for the 20 days ending on the date immediately prior to the Merger, subject to a minimum and maximum amount. The Circle.com common stock will remain outstanding. The consummation of the Merger is subject to certain conditions, including approval by the stockholders of each of Snyder Communications and Havas and receipt of all required regulatory approvals. The items included in the notes to the combined financial statements do not address any impact that the Merger could have on the financial condition or results of operation of Snyder Communications or SNC.

                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS



To the Stockholders of Snyder Communications, Inc.:

     We have audited in accordance with auditing standards generally accepted in the United States, the combined financial statements of SNC (a business unit of Snyder Communications, Inc. as defined in Note 1 to the combined financial statements), included in this Form 10-K and have issued our report thereon dated February 18, 2000. Our audits were made for the purpose of forming an opinion on the basic combined financial statements taken as a whole. Schedule II Valuation and Qualifying Accounts included in this Form 10-K is the responsibility of Snyder Communications, Inc.'s management and is presented for purposes of complying with the Securities and Exchange Commission's rules and is not part of the basic combined financial statements. This schedule has been subjected to the auditing procedures applied in the audits of the basic combined financial statements and, in our opinion, fairly states in all material respects the financial data required to be set forth therein in relation to the basic combined financial statements taken as a whole.

                               ARTHUR ANDERSEN LLP

Vienna, Virginia
February 18, 2000

                                      SNC

                 SCHEDULE II VALUATION AND QUALIFYING ACCOUNTS
                 YEARS ENDED DECEMBER 31, 1999, 1998, AND 1997
                                (In thousands)

                                                              Deductions from
                                                  Additions     Reserve for
                                   Balance at    Charged to     Purpose for
                                   Beginning      Cost and     Which Reserve    Translation   Balance at
                                    of Year       Expense       was Created     Adjustment    End of Year
                                   ---------     ---------     -------------    -----------   -----------
1999 allowance for doubtful
   accounts...................     $   6,629     $   5,377     $      5,320      $      (20)  $     6,666
1998 allowance for doubtful
   accounts...................         3,806         3,461              731              93         6,629
1997 allowance for doubtful
   accounts...................         1,999         3,105            1,430             132         3,806

                                   Balance at
                                   Beginning                   Deductions for   Translation   Balance at
                                    of Year      Additions     Amounts Paid     Adjustment    End of Year
                                   ---------     ---------     -------------    -----------   -----------
1999 accrual for integration
   activities.................     $   2,320     $   1,540     $     3,860       $       --    $       --
1998 accrual for integration
   activities.................            --         2,625              --               --         2,320
1997 accrual for integration
   activities.................            --            --              --               --            --

                   REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

To the Stockholders of Snyder Communications, Inc.:


     We have audited the accompanying combined balance sheets of Circle.com (a business unit of Snyder Communications, Inc. as defined in Note 1 to the combined financial statements), as of December 31, 1999 and 1998, and the related combined statements of operations, changes in group equity and cash flows for each of the years in the three year period ended December 31, 1999. These combined financial statements are the responsibility of Snyder Communications, Inc.'s management. Our responsibility is to express an opinion on these combined financial statements based on our audits.

     We conducted our audits in accordance with auditing standards generally accepted in the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the combined financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the combined financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

     In our opinion, the combined financial statements referred to above present fairly, in all material respects, the financial position of Circle.com as of December 31, 1999 and 1998, and the results of their operations and their cash flows for each of the years in the three year period ended December 31, 1999, in conformity with accounting principles generally accepted in the United States.

     Circle.com is a business unit of Snyder Communications, Inc. whose consolidated financial statements are presented herein. Reference should be made to Note 1 of the accompanying combined financial statements.


                                             ARTHUR ANDERSEN LLP

Vienna, Virginia
February 18, 2000 (except with respect to the matter discussed in Note 12, as to which the date is February 20, 2000)

                                  CIRCLE.COM
  (Circle.com represents the businesses that comprise Snyder Communications,
               Inc.'s Internet professional services business.)

                            COMBINED BALANCE SHEET
                                (in thousands)

                                                                                       December 31,
                                                                                  ----------------------
                                                                                     1999        1998
                                                                                  ----------  ----------
ASSETS
Current assets:
  Cash........................................................................    $    2,024  $       --
  Marketable securities.......................................................             9          --
  Accounts receivable, net of allowance for doubtful accounts of $858 and
     $402 at December 31, 1999 and 1998, respectively.........................        11,982       2,151
  Receivables from pass-through costs.........................................         1,122       2,851
  Unbilled services...........................................................         1,082         251
  Current portion of deferred tax asset.......................................           186         162
  Income tax receivable.......................................................         2,572          --
  Other current assets........................................................           449         219
                                                                                  ----------  ----------
     Total current assets.....................................................        19,426       5,634
                                                                                  ----------  ----------
Property and equipment, net...................................................         7,957       1,582
Goodwill, net.................................................................        83,842       6,425
Deferred tax asset............................................................           436          --
Deposits and other assets.....................................................         1,314          56
                                                                                  ----------  ----------
     Total assets.............................................................    $  112,975  $   13,697
                                                                                  ==========  ==========
LIABILITIES AND INVESTMENTS AND ADVANCES FROM SNYDER COMMUNICATIONS
Current liabilities:
  Accrued payroll.............................................................     $   2,602  $    1,086
  Accounts payable............................................................         3,134       1,475
  Accrued expenses............................................................        11,112       1,497
  Client advances.............................................................         1,365         493
  Unearned revenue............................................................         1,207          --
  Payable to SNC..............................................................         7,613          --
                                                                                  ----------  ----------
     Total current liabilities................................................        27,033       4,551
                                                                                  ----------  ----------

Long term debt................................................................        23,349          --
Long term obligations under capital leases....................................           401          --
Deferred tax liability........................................................            --          40
Commitments and contingencies
Investments and advances from Snyder Communications...........................        62,192       9,106
                                                                                  ----------  ----------
     Total liabilities and investments and advances from Snyder
      Communications..........................................................    $  112,975  $   13,697
                                                                                  ==========  ==========

  The accompanying notes are an integral part of this combined balance sheet.

                                  CIRCLE.COM
  (Circle.com represents the businesses that comprise Snyder Communications,
               Inc.'s Internet professional services business.)

                       COMBINED STATEMENT OF OPERATIONS
                                (in thousands)

                                                                        For the Years Ended December 31,
                                                                       ---------------------------------
                                                                          1999        1998        1997
                                                                       ---------   ---------   ---------
Net revenues...................................................        $  35,726   $  13,514   $   5,567
Operating expenses:
     Professional services.....................................           21,990       7,114       3,044
     Office and general........................................           27,177       5,902       3,621
     Non-recurring costs.......................................            3,825          --          --
                                                                       ---------   ---------   ---------
Income (loss) from operations..................................          (17,266)        498      (1,098)
Interest expense, net, including amounts to SNC of $71 for the
   year ended December 31, 1999................................             (646)         --          --
                                                                       ---------   ---------   ---------
Income (loss) before income taxes..............................          (17,912)        498      (1,098)
Income tax provision (benefit).................................           (3,522)        500        (968)
                                                                       ---------   ---------   ---------
     Net loss..................................................        $ (14,390)  $      (2)  $    (130)
                                                                       =========   =========   =========

   The accompanying notes are an integral part of this combined statement of operations.

                                  CIRCLE.COM
  (Circle.com represents the businesses that comprise Snyder Communications,
                Inc.'s internet professional service business.)

                 COMBINED STATEMENT OF CHANGES IN GROUP EQUITY
                                (in thousands)

                                                                                  Other
                                                                Retained       Comprehensive
                                                 Other          Earnings       Income (Loss)        Total
                                             -------------    -------------    -------------    -------------
Balance at December 31, 1996................ $       1,010    $        (240)   $          --    $         770
  Net loss..................................            --             (130)              --             (130)
  Foreign currency translation adjustment...            --               --               (4)              (4)
  Capital contribution......................           895               --                               895
                                             -------------    -------------    -------------    -------------
Balance at December 31, 1997................         1,905             (370)              (4)           1,531
                                             -------------    -------------    -------------    -------------
  Net loss..................................            --               (2)              --               (2)
  Foreign currency translation adjustment...            --               --               (9)              (9)
  Capital contribution......................         7,586               --               --            7,586
                                             -------------    -------------    -------------    -------------
Balance at December 31, 1998................         9,491             (372)             (13)           9,106
                                             -------------    -------------    -------------    -------------
  Net loss..................................            --          (14,390)              --          (14,390)
  Foreign currency translation adjustment...            --               --                6                6
  Capital contribution......................        68,007               --               --           68,007
  Unrealized gain on marketable securities..            --               --                4                4
  Loan to employees for purchase of stock...          (541)              --               --             (541)
                                             -------------    -------------    -------------    -------------
Balance at December 31, 1999................ $      76,957    $     (14,762)   $          (3)   $      62,192
                                             =============    =============    =============    =============

   The accompanying notes are an integral part of this combined statement of changes in group equity.

                                  CIRCLE.COM
  (Circle.com represents the businesses that comprise Snyder Communications,
                Inc.'s internet professional service business.)

                       COMBINED STATEMENT OF CASH FLOWS
                                (in thousands)

                                                                             For the Years Ended December 31,
                                                                             ---------------------------------
                                                                               1999        1998        1997
                                                                             ---------   ---------   ---------
Cash flows from operating activities:
    Net loss...........................................................      $ (14,390)  $      (2)  $    (130)
    Adjustments to reconcile net loss to net cash
      used in operating activities:
        Depreciation and amortization..................................          4,824         557         193
        Deferred taxes.................................................           (420)       (104)        (18)
    Changes in assets and liabilities:
        Accounts receivable, net.......................................         (7,453)       (923)       (642)
        Receivables from pass-through costs............................          1,729        (870)       (375)
        Payable to SNC.................................................          7,613          --          --
        Unbilled services..............................................           (663)       (229)         --
        Taxes receivable...............................................         (2,572)         --          --
        Other current assets...........................................             64          48         (17)
        Deposits and other assets......................................         (1,144)        (56)         --
        Accrued payroll, accounts payable and accrued expenses.........         (2,778)        388         838
        Client advances................................................            872         493          --
        Unearned revenue...............................................            405          --        (125)
                                                                             ---------   ---------   ---------
            Net cash used in operating activities......................        (13,913)       (698)       (276)
                                                                             ---------   ---------   ---------
Cash flows from investing activities:
    Purchase of property and equipment.................................         (5,965)     (1,232)       (606)
    Purchase of subsidiaries and other intangibles.....................         (1,450)       (636)         --
    Cash at acquired subsidiary........................................          4,863          90          --
                                                                             ---------   ---------   ---------
            Net cash used in investing activities......................         (2,552)     (1,778)       (606)
                                                                             ---------   ---------   ---------
Cash flows from financing activities:
    Investment and advances from Snyder Communications, net............         20,535       2,491         895
    Loans to employees for purchase of stock .........................            (541)
    Payment on capital lease obligations..............................            (210)
    Net borrowings (repayments) of line of credit......................         (1,301)         --          --
                                                                             ---------   ---------   ---------
            Net cash provided by financing activities..................         18,483       2,491         895
                                                                             ---------   ---------   ---------
Effect of exchange rate changes........................................              6         (15)        (13)
Net increase in cash and equivalents...................................          2,024          --          --
Cash and equivalents, beginning of period..............................             --          --          --
                                                                             ---------   ---------   ---------
Cash and equivalents, end of period....................................      $   2,024   $      --   $      --
                                                                             =========   =========   =========
Disclosure of noncash activities:
      Businesses acquired with Snyder Communications common stock......      $  47,655   $   5,095   $      --
      Assumption of debt for acquisition of subsidiaries...............         23,349          --          --
      Cash paid during the period for interest.........................              2          --          --
      Cash paid for income taxes.......................................             76          --          --

The accompanying notes are an integral part of this combined statement of cash flows.

                                  CIRCLE.COM

                    NOTES TO COMBINED FINANCIAL STATEMENTS


1.   Organization, Basis of Presentation and Business:

   Organization

     Snyder Communications, Inc. ("Snyder Communications"), a Delaware corporation, was incorporated on June 25, 1996, to continue the business operations of Collegiate Marketing and Communications, L.P. Snyder Communications completed an initial public offering of its common stock on September 24, 1996. Snyder Communications provides direct marketing, advertising and communications services and Internet professional services.

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

     The combined financial statements of Circle.com should be read in conjunction with the consolidated financial statements of Snyder Communications and the combined financial statements of SNC.

   Capitalization of Snyder Communications, Inc.

     On October 22, 1999 Snyder Communications completed a recapitalization (the "Recapitalization") in which the existing Snyder Communications, Inc. common stock was replaced by two new series of common stock: the "Circle.com common stock" and the "SNC common stock." The Circle.com common stock separately tracks the performance of Snyder Communications' Internet professional services business unit, which Snyder Communications calls "Circle.com", and the SNC common stock separately tracks the performance of the remaining Snyder Communications businesses, which Snyder Communications calls its "SNC" business unit, and a retained interest in Circle.com. Each share of existing Snyder Communications common stock was converted at the time of the Recapitalization into one share of SNC common stock and .25 of a share of Circle.com common stock.

     The SNC common stock and Circle.com common stock constitute common stock of Snyder Communications, and the issuance of these classes of stock did not result in any transfer of assets or liabilities of Snyder Communications or any of its affiliates. Snyder Communications issued shares of Circle.com common stock initially representing 80% of the equity value attributed to Circle.com. The remaining 20% equity value attributed to Circle.com initially constituted SNC's "retained interest" in Circle.com. The SNC retained interest had decreased to 16.6% at December 31, 1999 as a result of the issuance of additional shares of Circle.com common stock following the Recapitalization.

     Holders of Circle.com common stock and SNC common stock are stockholders of a single company, Snyder Communications. Circle.com and SNC are not separate legal entities. As a result, stockholders are subject to all of the risks associated with an investment in Snyder Communications and all of its businesses, assets, and liabilities. The issuance of Circle.com common stock and SNC common stock and the allocation of the assets and liabilities between Circle.com and SNC did not result in a distribution or spin-off of any assets or liabilities of Snyder Communications and did not affect ownership of any assets or responsibility for liabilities of Snyder Communications or any of its subsidiaries. The assets of Snyder Communications attributed to Circle.com could be subject to the liabilities of SNC, whether such liabilities arise from lawsuits, contracts, or indebtedness attributable to SNC. If Snyder Communications is unable to satisfy

                                  CIRCLE.COM

SNC's liabilities out of assets attributed to it, Snyder Communications may be required to satisfy these liabilities with assets attributed to Circle.com.

     Financial effects arising from one group that affect Snyder Communications' consolidated results of operations or financial condition could, if significant, affect the results of operations or financial condition of the other group and the market price of the common stock relating to the other group.

   Basis of Presentation

     The combined financial statements of Circle.com and SNC comprise all of the accounts included in the corresponding consolidated financial statements of Snyder Communications. The separate combined financial statements give effect to the accounting policies implemented with the consummation of the Recapitalization, including those applicable to the allocation of expenses. The separate Circle.com and SNC combined financial statements have been prepared on a basis that management believes to be reasonable and appropriate and reflect
(1) the combined financial position, results of operations, and cash flows of the businesses that comprise the Snyder Communications' Circle.com and SNC business units, with all significant intracompany (within SNC and Circle.com, respectively) transactions and balances eliminated, (2) in the case of the Circle.com combined financial statements, corporate assets and liabilities of Snyder Communications and related transactions associated with or conducted by Circle.com, including allocated portions of Snyder Communications' overhead and administrative shared services and (3) in the case of SNC's combined financial statements, all other corporate assets and liabilities and related transactions of Snyder Communications, including allocated portions of Snyder Communications' overhead and administrative shared services. Intercompany transactions between Circle.com and SNC have not been eliminated in Circle.com's combined financial statements, except in instances where they have not been realized by SNC.

     Circle.com recorded $796,000 of revenue for services provided to SNC during 1999. There were no intercompany transactions in 1998 and 1997.

   Investments and advances from Snyder Communications

     Changes in investments and advances from Snyder Communications represent the net loss of Circle.com, the comprehensive income (loss) of Circle.com, the net change in cash transferred between Circle.com and Snyder Communications (or previous owners with respect to the Pooled Entities prior to their merger with Snyder Communications) and the effect of businesses acquired by Snyder Communications in purchase transactions and contributed to Circle.com.

   Pooling of Interests Transactions

     Throughout 1998 and 1997, Snyder Communications completed acquisitions that were accounted for as pooling of interests for financial reporting purposes. Snyder Communications' consolidated financial statements have been retroactively restated to reflect the consolidated financial position and consolidated results of operations and cash flows of Snyder Communications and the pooled entities, after elimination of all significant intercompany transactions, for all periods presented, giving effect to the acquisitions as if they had occurred at the beginning of the earliest period presented. A portion of these pooled entities have been included in the combined operations of Circle.com.

     The following details revenues and net income (loss) for each of the years ended December 31, 1999, 1998 and 1997, of Circle.com and the portion of the pooled entities included in Circle.com through the dates of their respective acquisitions:

                                  CIRCLE.COM

                                                           For the Years Ended December 31,
                                                        --------------------------------------
                                                           1999          1998          1997
                                                        ----------    ----------    ----------
                                                                   (in thousands)
Revenues:
     Circle.com.......................................  $   35,726    $   13,037    $    1,219
     Pooled Entities..................................          --           477         4,348
                                                        ----------    ----------    ----------
                                                        $   35,726    $   13,514    $    5,567
                                                        ==========    ==========    ==========
Net Income (loss):
     Circle.com.......................................  $  (14,390)   $      284    $     (308)
     Pooled Entities..................................          --          (286)          178
                                                        ----------    ----------    ----------
                                                        $  (14,390)   $       (2)   $     (130)
                                                        ==========    ==========    ==========

   Business

     Circle.com is a provider of Internet professional services that create Internet-based customer relationship management systems for its clients to identify, acquire and retain customers. Circle.com's operations are conducted in the United States and the United Kingdom.

     There are important risks associated with Circle.com's business and financial results. Circle.com has experienced operating losses since it began operations and may not generate sufficient revenue from operations in the future. If Circle.com fails to generate sufficient cash from operations, management will need to identify other sources of funds, including Snyder Communications. Available sources of financing may not be on terms that are favorable or reasonable from management's perspective. Other risks include: (i) competitors with capabilities and resources equal to or greater than Circle.com;
(ii) potential competition between SNC and Circle.com; (iii) the ability to recruit and retain qualified personnel; (iv) reliance on significant clients (See Note 2); (v) dependency on industry trends toward Internet usage; (vi) potential adverse effects of fluctuations in foreign exchange rates; (vii) the ability to sustain and manage future growth; (viii) the ability to keep pace with rapid changes in communications technologies; and (ix) the risks associated with Circle.com's reliance on technology and the risk of business interruption resulting from a temporary or permanent loss of such technology.

   Unaudited Pro Forma Information

     During 1998, Snyder Communications completed several purchase business combinations for total consideration paid of approximately $5.6 million (152,411 shares of Snyder Communications common stock and $438,750 in cash). Based upon an allocation of purchase consideration, these purchase business combinations have resulted in goodwill of approximately $6.6 million.

     During 1999, Snyder Communications completed purchase business combinations including Tsunami Consulting Group, Inc., Natural Intelligence, Inc., Interactive Bureau and NetMarquee for total consideration paid of approximately $68.8 million (19,412 shares of Snyder Communications common stock, 4,555,217 shares of Circle.com common stock and $22.1 million in cash). These purchase business combinations have resulted in additional goodwill of approximately $73.5 million. Each of these acquired businesses constitute a part of Circle.com's business.

                                  CIRCLE.COM

     The following table presents pro forma financial information as if the 1999 and 1998 purchases had been consummated at the beginning of each of the periods presented and all of Circle.com's operations had been taxed as a C corporation.

                                               For the Years Ended December 31,
                                               --------------------------------
                                                  1999                 1998
                                               ----------            ----------
                                                      (in thousands)
                                                        (unaudited)

     Pro forma revenues....................    $   50,908            $   30,298
     Pro forma net loss....................    $  (15,728)           $   (3,054)

2.   Summary of Significant Accounting Policies:

   Allocation Policies

     Certain operations of Circle.com and SNC are conducted within the same subsidiary of Snyder Communications. Therefore, in the case where a subsidiary of Snyder Communications contains operations of both Circle.com and SNC, it is necessary to allocate certain operating costs as more fully described in the following sections. In addition, the Board of Snyder Communications has established allocation policies with respect to taxes and debt as discussed below. Any prospective change in the following allocation policies will be treated as a change in accounting principle and will not be made unless it is a preferable policy.

     Specifically Identifiable Operating Expenses. Costs which relate entirely to the operations of Circle.com are attributed entirely to Circle.com. These expenses consist of costs of personnel who are 100% dedicated to the operations of Circle.com, all costs associated with Snyder Communications locations which conduct only the business of Circle.com, and amounts paid to third parties for work which is specifically identifiable to the operations of Circle.com. All overhead costs which are incurred at locations which conduct only the business of Circle.com are also attributed entirely to Circle.com. These costs include on-site senior management, human resources, legal, information technology, accounting and auditing, tax, treasury, strategic planning, and any other overhead functions which occur at the dedicated locations. In addition, any costs incurred in locations which conduct the business of both Circle.com and SNC, and which are specifically identifiable to the operations of Circle.com are attributed to Circle.com.

     Shared Operating Expenses. Certain company locations and personnel are involved in conducting the business of both Circle.com and SNC. In the case of employees which are involved in both businesses, the employee costs are allocated to Circle.com and SNC based on estimated time spent by the employees in the respective businesses. Facility costs fall into two categories: (1) facility costs for space in which the actual operations of Circle.com and SNC are conducted; and (2) facility costs for space in which the overhead activities of executive management, human resources, legal, information technology, accounting and auditing, tax, treasury, strategic planning functions and any other overhead functions occur. In the case of facility cost for space in which the actual operations of Circle.com and SNC are conducted, the cost of the space is allocated to Circle.com and SNC based on square footage used by each respective business. In the case of facility costs for space in which overhead activities occur, the cost of the space is allocated to Circle.com and SNC based on estimated time spent by the overhead employees on matters relating to Circle.com and SNC, respectively. Similarly, the other costs associated with the overhead employees, such as depreciation of computer and office equipment, employee travel and entertainment and other costs, are

                                  CIRCLE.COM
allocated to Circle.com and SNC based on estimated time spent by the overhead employees relating to matters of the respective divisions. The totals for the allocated portion of Circle.com operating expenses were $7.6 million, $3.1 million, and $1.8 million for the years ended December 31, 1999, 1998, and 1997, respectively. As discussed above, overhead costs at shared locations which are specifically identifiable to the operations of Circle.com or SNC are attributed entirely to the respective business.

     Debt and Interest Expense. Snyder Communications incurs debt on behalf of Circle.com and SNC. As of December 31, 1999, $23.3 million of Snyder Communications' debt, which was related to 1999 acquisitions, was allocated to Circle.com and all other debt was allocated to SNC. Snyder Communications will attribute each future incurrence or issuance of external debt and the proceeds of that incurrence or issuance to SNC, to the extent the proceeds are used for the benefit of SNC, and to Circle.com, to the extent the proceeds are used for the benefit of Circle.com. Interest cost related to the debt attributed to SNC and Circle.com is allocated to those entities based on the amount of principle attributed to each business. In the case of pooled debt, such as a revolving credit facility, a weighted average interest rate is used in calculating interest expense for Circle.com and SNC. Other than the $12.3 million of debt allocated to Circle.com at the date of the Recapitalization, all cash advances and businesses attributed to Circle.com through that date have been considered a capital contribution to Circle.com by Snyder Communications. Following the Recapitalization, Snyder Communications is accounting for all cash transfers from one group to, or for the account of, the other group as inter-group interest-bearing revolving credit advances unless the Board determines that a given transfer or type of transfer should be accounted for as a long-term loan; Snyder Communications' Board determines that a given transfer or type of transfer should be accounted for as a capital contribution increasing SNC's retained interest in Circle.com, based on the fair market value of Circle.com common stock at the time of the additional capital contribution; or the Board determines that a given transfer or type of transfer should be accounted for as a return of capital reducing SNC's retained interest in Circle.com, based on the fair market value of Circle.com common stock at the time of the return of capital. Any cash transfer accounted for as an inter-group revolving credit advance bears interest at the rate at which Snyder Communications determines that it can borrow those funds on a revolving credit basis. As of December 31, 1999, SNC had advanced $7.6 million to Circle.com as a revolving credit advance. Any cash transfer accounted for as a long-term loan will have an interest rate, amortization, maturity, and other terms that generally reflect the then prevailing terms on which Snyder Communications determines that it could borrow those funds. Any cash transfers from Snyder Communications to Circle.com accounted for as a capital contribution will correspondingly increase Circle.com's stockholders' equity and SNC's retained interest in Circle.com. Any cash transfer from Circle.com to Snyder Communications accounted for as a return of capital will correspondingly reduce Circle.com's stockholders' equity and SNC's retained interest in Circle.com. As a result, with respect to the allocation of interest and debt, the historical financial statements will not be comparable to future periods.

     During 1999 until the date of the Recapitalization and during the year ended December 31, 1998, Snyder Communications advanced cash to Circle.com of $20.5 million and $2.5 million, respectively, which has been considered a capital contribution to Circle.com. The following table presents pro forma information as if the 1999 and 1998 cash advances were treated as inter-group interest bearing revolving credit advances, as this is the policy which is in effect following the Recapitalization.

                                  CIRCLE.COM

                                                                       For the Years Ended December 31,
                                                                       -------------------------------
                                                                          1999                 1998
                                                                       ----------           ----------
                                                                       (unaudited)          (unaudited)
Income (loss) from operations.....................................       $(17,266)            $    498
Interest expense..................................................         (1,517)                (110)
                                                                         --------             --------
Income (loss) from continuing operations before income taxes......        (18,783)                 388
                                                                         --------             --------
Income tax provision (benefit)....................................         (3,740)                 456
                                                                         --------             --------
Pro forma income (loss) from continuing operations................       $(15,043)            $    (68)
                                                                         ========             ========

     Taxes. Snyder Communications determines its income taxes on a consolidated basis and allocates consolidated income tax provisions and related tax payments or refunds between Circle.com and SNC based on the taxable income and tax credits directly attributable to each group. These allocations reflect each groups' contribution, whether positive or negative, to Snyder Communications' consolidated taxable income and the consolidated tax liability and tax credit position.

     Unless otherwise noted above, these expense policies have been consistently applied on a historical basis and will continue to be the company's policy for future periods, unless the Board of Snyder Communications augments, modifies, or rescinds these policies. In the opinion of management, the methods for allocating these costs are reasonable. It is not practicable to estimate the costs that would have been incurred by Circle.com if it had been operated on a stand-alone basis or as a separate legal entity. Circle.com's combined financial statements should be read in conjunction with Snyder Communications' consolidated financial statements.

   Marketable Securities

     Circle.com investments are classified as "available-for-sale" and are reported at market value. Unrealized gain and losses from securities "available-for-sale" are reported as a separate component of investment and advances from Snyder Communications.

   Receivables From Pass-Through Costs

     Receivables from pass-through costs relate to services purchased from third parties, principally media placement costs, on behalf of clients, for which no revenue is recorded.

   Property and Equipment

     Property and equipment is stated at cost. Depreciation of furniture, fixtures and office and telephone equipment is on a straight-line basis over three to ten years; and computer equipment over two to five years. Leasehold improvements are amortized on a straight-line basis over the shorter of the term of the lease or the estimated useful lives of the improvements.

     When assets are retired or sold, the cost and related accumulated depreciation and amortization are removed from the accounts, and any gain or loss is reflected in income.

   Revenue Recognition

     Revenues from Internet professional services are recognized based on the nature of the contract. Revenue from fixed price contracts is recognized using the proportionate performance method based on the ratio of costs incurred to total estimated costs. Revenue from time-and-materials contracts is recognized as time and expenses are incurred. Unbilled services represents revenues earned but billed in a subsequent

                                  CIRCLE.COM
accounting period. Amounts billed to clients in excess of revenues recognized to date are classified as unearned revenue.

   Goodwill

     Goodwill equal to the fair value of consideration paid in excess of the fair value of net assets purchased has been recorded in conjunction with Circle.com's purchase business combinations and is being amortized on a straight-line basis over periods of four to ten years.

     When conditions or events occur that management believes might indicate that the goodwill or any other intangible asset is impaired, an analysis of estimated future undiscounted cash flows is undertaken to determine if any write down in the carrying value of the asset is required.

   Income Taxes

     Federal and state income tax provisions and related tax payments or refunds are allocated between Circle.com and SNC based principally on the taxable income and tax credits directly attributable to each group. Such allocations reflect each group's contribution, whether positive or negative, to Snyder Communications' consolidated federal taxable income and the consolidated federal tax liability and tax credit position. Tax benefits that cannot be used by the group generating those benefits but can be used on a consolidated basis are credited to the group that generated such benefits. Accordingly, the amounts of taxes payable or refundable allocated to each group may not necessarily be the same as that which would have been payable or refundable had each group filed a separate income tax return.

     Depending on the tax laws of the respective jurisdictions, foreign, state and local income taxes are calculated on either a consolidated or combined basis or on a separate corporation basis. State income tax provisions and related tax payments or refunds are allocated between the groups based on their respective contributions to such consolidated or combined states taxable incomes. State and local income tax provisions and related payments which are determined on a separate subsidiary basis are allocated between the groups in a manner designed to reflect the respective contributions of the groups to the subsidiary's separate foreign, state or local taxable income.

     Deferred income taxes are reflected separately on the balance sheet of Circle.com. Prior to the Recapitalization, current taxes payable and receivable from Snyder Communications were included in net investments and advances from Snyder.

     Prior to their merger with Snyder Communications, certain of the U.S.-based pooled entities were treated as S corporations or limited liability companies for income tax purposes. Accordingly, no provision for federal or state income taxes, except in certain states that do not recognize S corporations or limited liability companies, has been made for these entities through the date of their mergers within the accompanying combined financial statements.

   Unaudited Pro Forma Income (Loss) Data

     The unaudited pro forma net income (loss) amounts include a provision for federal and state income taxes as if Circle.com had been a taxable C corporation for all periods presented. The pro forma income tax rate reflects the combined federal, state and foreign income taxes of approximately 19.7%, 75.3% and 32.6% for the years ended December 31, 1999, 1998 and 1997, respectively.

                                  CIRCLE.COM

     The table below presents the calculation of pro forma net income (loss):

                                                                     For the Years Ended December 31,
                                                                  --------------------------------------
                                                                    1999          1998            1997
                                                                  --------      --------       ---------
                                                                              (unaudited)
                                                                             (in thousands)
       Historical income (loss) before income taxes.........      $(17,912)     $    498       $  (1,098)
       Pro forma provision (benefit) for income taxes.......        (3,522)          375            (357)
                                                                  --------      --------       ---------
       Pro forma net income (loss)..........................      $(14,390)     $    123       $    (741)
                                                                  ========      ========       =========

     The table below presents the calculation of pro forma net income (loss) had the income tax provision (benefit) been calculated as if Circle.com had been taxable as a "C" corporation on a separate return basis:

                                                                     For the Years Ended December 31,
                                                                  --------------------------------------
                                                                    1999          1998            1997
                                                                  --------      --------       ---------
                                                                              (unaudited)
                                                                             (in thousands)
       Historical income (loss) before income taxes.........      $(17,912)     $    498       $  (1,098)
       Pro forma provision (benefit) for income taxes.......            --            --              --
                                                                  --------      --------       ---------
       Pro forma net income (loss)..........................      $(17,912)     $    498       $  (1,098)
                                                                  ========      ========       =========

     The Circle.com income tax provision as calculated on a separate return basis reflects no benefit for net operating loss carryforwards due to the uncertainty associated with realizing those benefits on a separate return basis.

   Accounting for Stock Options

     Circle.com accounts for its stock-based compensation plan using the intrinsic value based method in accordance with the provisions of APB Opinion No. 25, "Accounting for Stock issued to Employees." Pro forma disclosure of net income, calculated as if Circle.com accounted for its stock-based compensation plan using the fair value based method in accordance with the provisions of Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation" ("SFAS No. 123"), is detailed below.

     The fair value of each option grant is estimated on the date of grant using a Black-Scholes option pricing model with the following weighted average assumptions used for grants in 1999 and 1998: risk-free interest rate of 6.36% and 4.56%, expected dividend yield of zero, expected life of 4 years and expected volatility of 117% and 58%.

     The weighted average option fair value on the grant date was $10.55 for options issued during the year ended December 31, 1999.

     If Circle.com had recorded compensation expense using the fair value based method prescribed by SFAS No. 123, Circle.com's 1999 and 1998 pro forma net income, which reflects a pro forma adjustment for income taxes, would have been reduced to the following as adjusted amounts:

                                  CIRCLE.COM

                                                         As of December 31,
                                                     -------------------------
                                                       1999            1998
                                                     ----------     ----------
                                                          (in thousands)
Pro forma net income (loss):
As reported......................................    $  (14,390)    $      123
As adjusted......................................       (23,895)        (3,552)

   Foreign Currency Translations

     Assets and liabilities of Circle.com's foreign operations are translated using the exchange rate in effect at the balance sheet date. Revenue and expense accounts for these operations are translated using the average exchange rate during the period. Foreign currency translation adjustments are reported as comprehensive income (loss) and included as a component of investments and advances from Snyder Communications.

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

   Fair Value of Financial Instruments

     SFAS No. 107, "Disclosures about Fair Value of Financial Instruments," requires disclosure of the fair value of certain financial instruments. For purposes of this disclosure, the fair value of a financial instrument is the amount at which the instrument could be exchanged in a current transaction between willing parties. Cash and equivalents, marketable securities accounts receivable, unbilled services and accounts payable approximate fair value because of the relatively short maturity of these instruments. Long-term debt approximates fair value as the entire revolving credit facility has a variable interest rate.

     Concentration of Credit Risk

     Concentration of credit risk is limited to cash and equivalents, accounts receivable and unbilled services. Collateral or other security to support clients' receivables is not required.

     During the year ended December 31, 1999, no one client represented greater than 6.5% of Circle.com's total revenue. During the years ended December 31, 1998 and 1997, Circle.com had two and three clients, respectively, which accounted for greater than 10% of revenues as follows:

                     Client      1998       1997
                     ------      ----       ----

                        A.       13.9%      15.8%
                        B.       11.1%       2.7%
                        C.        0.3%      14.8%
                        D.        6.0%      19.1%

                                  CIRCLE.COM

New Accounting Pronouncements

     During 1998, Circle.com adopted Statement of Financial Accounting Standards No. 130, "Reporting Comprehensive Income" ("SFAS No. 130"). Included within investments and advance from Snyder Communications are the cumulative amounts for foreign currency translation adjustments. The cumulative foreign currency translation adjustment was $7,000 loss and $13,000 loss as of December 31, 1999 and 1998, respectively. The cumulative unrealized gain on marketable securities is $4,000 as December 31, 1999.

     During 1998, Snyder Communications adopted Statement of Financial Accounting Standards No. 131, "Disclosures About Segments of an Enterprise and Related Information" ( "SFAS No. 131 "). Circle.com operates in one reportable segment as a provider of Internet professional services. The geographic information required by SFAS No. 131 is disclosed in Note 11.

     During 1998, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities" (SFAS No. 133). This statement was originally effective for all fiscal quarters of fiscal years beginning after June 15, 1999; however, during the second quarter of 1999 the FASB deferred the effective date. Circle.com believes that the adoption of SFAS No. 133 will not have a significant impact on its combined financial statements.

3.   Marketable Securities:

     The amortized cost, unrealized gains and losses, and market values of Circle.com's available-for-sale securities are summarized as follows (in thousands):

                                       Amortized  Unrealized   Unrealized   Market
                                         Cost        Gains       Losses     Value
                                       ---------  ----------   ----------  --------
     December 31, 1999
      Available for sale:
       Equity securities............   $       5  $        4   $       --  $      9
                                       =========  ==========   ==========  ========

4.   Property and Equipment:

     Property and equipment consist of the following:

                                        As of December 31,
                                       --------------------
                                         1999        1998
                                       --------    --------
                                         (in thousands)

     Computers and equipment.......    $  6,049    $  1,932
     Leasehold improvements........       2,137         275
     Furniture and fixtures........       2,446         106
                                       --------    --------
                                         10,632       2,313
                                       --------    --------
     Accumulated depreciation......      (2,675)       (731)
                                       --------    --------
                                       $  7,957    $  1,582
                                       ========    ========

     Depreciation expense totaled $1.0 million, $0.4 million, and $0.2 million in 1999, 1998 and 1997, respectively.

                                  CIRCLE.COM

5.   Goodwill:

     Goodwill consists of the following:

                                              As of December 31,
                                          --------------------------
                                             1999           1998
                                          -----------    -----------
                                                (in thousands)

Goodwill...........................       $    86,126    $     6,559
Costs of lists and contractual
 covenant..........................             1,586             --
Accumulated amortization...........            (3,870)          (134)
                                          -----------    -----------
                                          $    83,842    $     6,425
                                          ===========    ===========

     Amortization expense of goodwill totaled $3.8 million in 1999 and $0.1 million in 1998.

6.   Debt:

   Lines of Credit

     Lines of credit consist of the following:

                                                                                       As of December 31,
                                                                                      ---------------------
                                                                                         1999       1998
                                                                                      ---------   ---------
                                                                                         (in thousands)
     U.S. bank line of credit, prime rate or LIBOR plus a margin ranging from
      0.875% to 1.875% (average weighted interest rate of 7.725% at December 31,
     1999), $195 million maximum borrowing limit, maturing
     August 27, 2003...............................................................   $  23,349   $      --

     The Company maintains various lines of credit with banking and financial institutions, requiring the consolidated group to meet restrictive covenants concerning net worth and debt service coverage.

7.   Income Taxes:

     Circle.com's income tax provision (benefit) includes the following components:

                                               For the Years Ended December 31,
                                               --------------------------------
                                                 1999         1998        1997
                                               -------      -------     -------
                                                        (in thousands)
     Current:
        U.S.--Federal........................  $(2,447)     $   635     $  (610)
        U.S.--State and city.................     (580)         175        (169)
        Foreign..............................     (342)        (206)       (162)
                                               -------      -------     -------
                                                (3,369)         604        (941)
                                               -------      -------     -------
     Deferred:
        U.S.--Federal........................     (124)         (97)        (17)
        U.S.--State and city.................      (29)         (27)         (7)
        Foreign..............................       --           20          (3)
                                               -------      -------     -------
                                                  (153)        (104)        (27)
                                               -------      -------     -------
        Income tax provision (benefit).......  $(3,522)     $   500     $  (968)
                                               =======      =======     =======

     The provision (benefit) for taxes on income differs from the amount computed by applying the U.S. federal income tax rate as a result of the following:

                                  CIRCLE.COM

                                                                  For the Years Ended December 31,
                                                                  --------------------------------
                                                                   1999         1998        1997
                                                                  -------      -------     -------
     Taxes at statutory U.S. federal income tax rate..........      35.0%        35.0%       35.0%
     Income taxed directly to owners..........................        --         24.9        55.6
     State and city income taxes, net of federal tax benefit.        2.5         15.7         3.2
     Foreign tax rate differential............................      (0.3)         4.8        (0.9)
     Goodwill amortization....................................      (7.5)        10.4          --
     Acquisition costs and other permanent differences........     (10.0)         9.6        (4.7)
                                                                 -------      -------     -------
     Effective tax rate.......................................      19.7%       100.4%       88.2%
                                                                 =======      =======     =======

     Deferred income taxes are recorded based upon differences between the financial statement and tax bases of assets and liabilities. As of December 31, 1999 and 1998, temporary differences that give rise to the deferred tax assets and liabilities consist of the following (in thousands):

                                                        As of December 31,
                                                       --------------------
                                                         1999        1998
                                                       --------    --------
                                                          (in thousands)

     Reserve for doubtful accounts...............      $     68    $    162
     Accrued expenses ...........................           192          --
      Tax losses of subsidiaries.................           410          --
      Other......................................           119          --
                                                       --------    --------
     Gross deferred tax asset....................           789         162
                                                       --------    --------
     Property and equipment......................            --         (40)
      Other......................................          (167)         --
                                                       --------    --------
     Gross deferred tax liabilities..............          (167)        (40)
                                                       --------    --------
     Net deferred tax asset......................      $    622    $    122
                                                       ========    ========

     Management continually assesses whether the Company's deferred tax asset is realizable and believes that the deferred tax asset is realizable at December 31, 1999.

8.   Non-Recurring Costs

     Circle.com recorded $3.8 million in non-recurring costs during 1999 related to the Recapitalization of Snyder Communications, Inc. in which the Snyder Communications, Inc. common stock was replaced by the SNC common stock and the Circle.com common stock. The costs consist of investment banking fees, legal and accounting fees, employee bonuses, SEC registration fees, printing fees and other related costs.

9.   Employee Benefits:

     A portion of the costs of the defined contribution benefit plans maintained by Snyder Communications has been allocated to Circle.com. Circle.com's pension and profit sharing costs related to these plans amounted to approximately $208,973, $48,000, and $249,000 for the years ended December 31, 1999, 1998 and
1997, respectively.

     During 1999, Snyder Communications established an employee stock purchase plan (the "ESPP") pursuant to which Circle.com may make available for sale to employees shares of either SNC or Circle.com common stock at a price equal to 85% of the lower of the market value on the first or last day of each calendar quarter. The ESPP is intended to give Circle.com employees the opportunity to purchase shares of common stock through payroll deductions. A maximum of 625,000 Circle.com shares and 2.5 million SNC shares may be purchased by Snyder Communications employees under the ESPP. During 1999 a total of 5,315 shares of Circle.com common stock were issued under the ESPP.

                                  CIRCLE.COM

10.  Commitments and Contingencies:

     Snyder Communications has entered into employment agreements with certain key executives that call for guaranteed minimum salaries and bonuses for varying terms and grants of options and restricted stock in Circle.com.

     Snyder Communications and Circle.com are subject to lawsuits, investigations and claims arising out of the conduct of its business, including those related to commercial transactions, contracts, government regulation and employment matters. Certain claims, suits and complaints have been filed or are pending against Snyder Communications. In the opinion of management and based on the advice of legal counsel, all matters are without merit or are of such kind, or involve such amounts, as would not have a material effect on the financial position or results of operations of Snyder Communications or Circle.com if disposed of unfavorably.

     Circle.com leases certain facilities, office equipment and other assets. The following is a schedule of future minimum lease payments for capital leases and for operating leases at December 31, 1999 (in thousands):

                                                          Capital   Operating
        Years Ending December 31,                         Leases      Leases
        -------------------------                       ----------  ----------
        2000 .......................................    $      365  $    3,886
        2001 .......................................           272       3,866
        2002 .......................................           130       3,833
        2003 .......................................            36       3,427
        2004 .......................................            --       2,697
        Thereafter..................................            --       7,434
                                                        ----------  ----------
        Total minimum lease payments................           803   $  25,143
        Less: Amount representing interest..........          (206) ==========
                                                        ----------
        Total obligation under capital lease........           597
        Less: Current portion.......................          (196)
                                                        ----------
        Long-term portion...........................    $      401
                                                        ==========

     Property and equipment, net, on the accompanying combined balance sheet includes $600,000 for equipment purchased under capital leases as of December 31, 1999. Circle.com did not have any capital lease obligations in 1998.

     Rental expense for all operating leases was approximately $2.4 million, $0.4 million and $0.2 million for the years ended December 31, 1999, 1998, and 1997, respectively.

                                  CIRCLE.COM

11.  Geographic Information:

     Circle.com operates in one reportable segment as a provider of Internet professional services. Revenues by geographic area were as follows:

                                             For the Years Ended December 31,
                                            -----------------------------------
                                               1999        1998        1997
                                            ----------- ----------- -----------
                                                      (in thousands)
       Revenues:
            United States                   $    30,771 $    11,251 $     4,034
            Europe                                4,955       2,263       1,533
                                            ----------- ----------- -----------

                Total                       $    35,726 $    13,514 $     5,567
                                            =========== =========== ===========

12.  Subsequent Events to December 31, 1999 Financial Statements:

     On February 20, 2000, Havas Advertising ("Havas"), HAS Acquisition Corp. and Snyder Communications, Inc. entered into an Agreement and Plan of Merger (the "Merger Agreement"), pursuant to which HAS Acquisition Corp. will be merged with and into Snyder Communications, with Snyder Communications surviving as a subsidiary of Havas (the "Merger"). Under the terms of the Merger Agreement, holders of SNC common stock will receive American Depositary Shares of Havas ("Havas ADSs"), the number of which will be based on a formula which values the SNC common stock at $29.50 per share, and which will value the Havas ADSs (one ADS to be equal to a fraction of a share of Havas stock) based on an average closing sale price of the Havas stock on the Premier Marche of the Bourse de Paris for the 20 days ending on the date immediately prior to the Merger, subject to a minimum and maximum amount. The Circle.com common stock will remain outstanding. The consummation of the Merger is subject to certain conditions, including approval by the stockholders of each of Snyder Communications and Havas and receipt of all required regulatory approvals. The items included in the notes to the combined financial statements do not address any impact that the Merger could have on the financial condition or results of operation of Snyder Communications or Circle.com.

                   REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS





To the Stockholders of Snyder Communications, Inc.:

     We have audited in accordance with auditing standards generally accepted in the United States, the combined financial statements of Circle.com (a business unit of Snyder Communications, Inc. as defined in Note 1 to the combined financial statements), included in this Form 10-K and have issued our report thereon dated, February 18, 2000. Our audits were made for the purpose of forming an opinion on the basic combined financial statements taken as a whole.
Schedule II Valuation and Qualifying Accounts included in this Form 10-K is the responsibility of Snyder Communications, Inc.'s management and is presented for purposes of complying with the Securities and Exchange Commission's rules and is not part of the basic combined financial statements. This schedule has been subjected to the auditing procedures applied in the audits of the basic combined financial statements and, in our opinion, fairly states in all material respects the financial data required to be set forth therein in relation to the basic combined financial statements taken as a whole.



                                             ARTHUR ANDERSEN LLP

Vienna, Virginia
February 18, 2000

                                  CIRCLE.COM
               (See Note 1 to the Combined Financial Statements)

                 SCHEDULE II VALUATION AND QUALIFYING ACCOUNTS
                 YEARS ENDED DECEMBER 31, 1999, 1998, AND 1997
                                (in thousands)

                                                            Additions       Deductions from
                                              Balance at    Charged to    Reserve for Purpose     Balance
                                              Beginning      Cost And      for Which Reserve     at End of
                                               of Year       Expense          was Created           Year
                                              ----------    ----------    -------------------    ---------
1999 allowance for
   doubtful accounts......................       $402          $456            $    --              $858
1998 allowance for
   doubtful accounts......................         88           314                 --               402
1997 allowance for
   doubtful accounts......................          2            86                 --                88

Item 9.   Changes in and Disagreements with Accountants on Accounting and
          ---------------------------------------------------------------
          Financial Disclosure
          --------------------

                                     NONE

                                   PART III

Item 10.  Directors and Executive Officers of the Registrant
          --------------------------------------------------

          As of March 15, 2000, the directors and executive officers of the Company, their ages, the positions held by them and the periods during which they have served in such positions were as follows:

                                                                                          OFFICE
                                                                                          HELD
NAME                     AGE       POSITION                                               SINCE
----                     ---       --------                                               -----
Daniel M. Snyder          35       Chairman of the Board and Chief Executive Officer       1996
Michele D. Snyder         37       Vice Chairman, President and Chief Operating Officer    1996
A. Clayton Perfall        41       Director and Chief Financial Officer                    1996
Fred Drasner              57       Director                                                1996
Mortimer B. Zuckerman     62       Director                                                1996
Mark E. Jennings          37       Director                                                1996
Philip Guarascio          58       Director                                                1996

          Daniel M. Snyder, Chairman of the Board and a founder of the Company, has served as the Chief Executive Officer of the Company and its predecessors since the Company's predecessor was founded in 1987.

          Michele D. Snyder, a founder of the Company, has been with the Company since its inception, and serves as the Vice Chairman, President and Chief Operating Officer and a director of the Company. Ms. Snyder is Mr. Snyder's sister.

          A. Clayton Perfall, has served as Chief Financial Officer and a director of the Company since September 1996. Prior to joining the Company, Mr. Perfall spent fifteen years with Arthur Andersen LLP ("Arthur Andersen"). During his tenure as a partner with Arthur Andersen, Mr. Perfall had a wide range of responsibilities within the Washington, D.C., Baltimore, Maryland and Richmond, Virginia marketplaces, including responsibility for the firm's Structured Finance and Financial Products tax practice and Business Valuation Services Group. Mr. Perfall was a key participant in the development of Arthur Andersen's business strategies, the hiring of its professional staff and the development and marketing of its services.

          Fred Drasner, a director of the Company, has been the Chief Executive Officer of Daily News, L.P. and Co-Publisher of the New York Daily News since 1993, the President of U.S. News & World Report, L.P. from 1985 to February 1997 and Chief Executive Officer of U.S. News & World Report, L.P. since 1985, the Chairman and Chief Executive Officer of Applied Graphics Technologies, Inc. since April 1996, the Chief Executive Officer of Applied Printing Technologies, L.P. since 1986 and the Vice-Chairman and Chief Executive Officer of The Atlantic Monthly Company since 1986.

          Mortimer B. Zuckerman, a director of the Company, has been the Chairman of Boston Properties, Inc., a national real estate development and management company, since 1970. He has been the Chairman of U.S. News & World Report, L.P. and Editor-in-Chief of U.S. News & World Report since 1985, Chairman of Daily News, L.P. and Co-Publisher of the New York Daily News since 1993, Chairman of The Atlantic Monthly Company since 1980 and Chairman of the Board of Directors of Applied Graphics Technologies, Inc. since April 1996.

          Philip Guarascio, a director and a member of the Audit and Compensation Committees of the Company, has been a Vice President of General Motors Corporation since July 1994, where he is primarily responsible for worldwide advertising resource management, managing consolidated media placement efforts and working with General Motors' North American Operations vehicle divisions to increase marketing effectiveness and efficiency. Mr. Guarascio also manages corporate image advertising activities and oversees GM Credit Card operations and GM's Enterprise Customer System. Prior to his current position, from July 1992 to July 1994, Mr. Guarascio served as General

Manager of Marketing and Advertising for General Motors' North American Operations. Mr. Guarascio joined General Motors in 1985 after 21 years with the New York advertising agency, D'Arcy, Masius, Benton & Bowles (formerly Benton & Bowles, Inc.). Mr. Guarascio is Chairman Emeritus of the Advertising Council and serves on the Executive Committee of that organization. He also serves on the boards of the Association of National Advertisers, the Women's Sports Foundation, the Ellis Island Restoration Commission and the American Film Institute.

          Mark E. Jennings, a director and a member of the Audit and Compensation committees of the Company, has been a Managing Partner of Generation Partners L.P. since August 1995. Generation Partners L.P. is the managing general partner of Generation Capital Partners L.P., a $165 million investment partnership. Prior to August 1995, he was a Partner of Centre Partners L.P., an investment affiliate of Lazard Freres & Co., where he had been employed since 1987. From 1986 to 1987, Mr. Jennings was employed at Goldman, Sachs & Co. in its Corporate Finance Department. Mr. Jennings also serves on the board of directors of Scientific Games, Inc.

     COMPLIANCE WITH SECTION 16(A) OF THE SECURITIES EXCHANGE ACT OF 1934

          Section 16(a) of the Securities Exchange Act of 1934 requires the Company's executive officers and directors, and persons who beneficially own more than ten percent of a registered class of the Company's equity securities, to file reports of ownership and changes in ownership with the Securities and Exchange Commission, the New York Stock Exchange and the Pacific Stock Exchange. Based solely upon a review of the copies of such forms furnished to the Company and written representations from the Company's executive officers, directors and greater than 10% beneficial shareholders, the Company believes that during the year ended December 31, 1999, all persons, except for one director who filed a Form 5 after a filing deadline, subject to the reporting requirements of Section 16(a) filed the required reports on a timely basis, except that a Form 4 was not timely filed by each of Daniel M. Snyder, Michele D. Snyder and Fred Drasner. Ms. Snyder and Messrs. Snyder and Drasner subsequently filed Form 4's to report the transactions.

Item 11.  Executive Compensation
          ----------------------

                          SUMMARY COMPENSATION TABLE

          The following table sets forth information in respect of the compensation of the Chief Executive Officer and the other two executive officers for 1999.

                                                Annual Compensation                  Long-Term Compensation
                                         -----------------------------------   -----------------------------------
                                                                                       Awards             Payouts
                                                                               -----------------------   ---------

                                                                                            Securities
                                                                   Other       Restricted     Under-                All Other
                                                                   Annual         Stock       Lying                  Compen-
 Name and Principal                                                Compen-      Awards(s)    Options/      LTIP      sation
     Position(s)                  Year   Salary ($)  Bonus ($)    sation($)        ($)       SARs (#)     Payouts      ($)
--------------------              ----   ---------   ---------   -----------   ----------   ----------   ---------  ---------
Daniel M. Snyder,                 1999     300,000       -----         -----        -----    1,515,841(1)    -----      -----
Chairman of the Board of          1998     300,000       -----         -----        -----        -----       -----      -----
Directors and Chief Executive     1997     300,000       -----         -----        -----        -----       -----      -----
Officer

Michele D. Snyder,                1999     200,000       -----         -----        -----      757,920(2)    -----      -----
Vice Chairman of the Board        1998     200,000       -----         -----        -----        -----       -----      -----
of Directors, President and       1997     200,000       -----         -----        -----        -----       -----      -----
Chief Operating Officer

A. Clayton Perfall,               1999     300,000   2,200,000(3)      -----        -----        -----       -----      -----
Director and Chief                1998     300,000      50,000         -----        -----        -----       -----      -----
Financial Officer                 1997     300,000      50,000         -----        -----      303,170(4)    -----      -----

(1) Following the spin-off of Ventiv Health, Inc. and adjustments which resulted from the recapitalization of Snyder Communications, Inc. on October 22, 1999, such sum represents the total of the options granted by the Company in 1999 to Mr. Snyder to purchase 1,212,673 shares of SNC common stock and 303,168 shares of Circle.com common stock. The options are exercisable 25% (5/6/00); 25% (5/6/01); 25% (5/6/02); and 25% (5/6/03). The original grant date of these options was May 6, 1999, and the right to purchase the shares expires May 6, 2009.

(2) Following the spin-off of Ventiv Health, Inc. and adjustments which resulted from the recapitalization of Snyder Communications, Inc. on October 22, 1999, such sum represents the total of the options granted by the Company in 1999 to Ms. Snyder to purchase 606,336 shares of SNC common stock and 151,584 shares of Circle.com common stock. The options are exercisable 25% (5/6/00); 25% (5/6/01); 25% (5/6/02); and 25% (5/6/03). The original grant date of these options was May 6, 1999, and the right to purchase the shares expires May 6, 2009.

(3) Awarded in respect of the spin-off of Ventiv Health, Inc. from Snyder Communications, Inc. on September 27, 1999, and the recapitalization of the Company which was completed on October 22, 1999.

(4) Following the spin-off of Ventiv Health, Inc. and adjustments which resulted from the recapitalization of Snyder Communications, Inc. on October 22, 1999, such sum represents the total of the options granted by the Company in 1997 to Mr. Perfall to purchase 242,536 shares of SNC common stock and 60,634 shares of Circle.com common stock. The options are exercisable 25% (4/25/98); 25% (4/25/99); 25% (4/25/00); and 25% (4/25/01). The original grant date of these options was April 25, 1997, and the right to purchase the shares expires April 25, 2007.

                           OPTION/SAR GRANTS IN 1999

     The following table shows all individual grants of stock options (whether or not in tandem with SARs) and freestanding SARs (including options and SARs that subsequently have been transferred) made during the last completed fiscal year of the Company to each named executive officer:

                                                                                                Potential Realizable
                                                                                                      Value At
                                                                                                Assumed Annual Rates Of
                                                                                               Stock Price Appreciation
                                              Individual Grants                                    For Option Term
                              ---------------------------------------------------------------  -------------------------

                                                   Percent Of
                                Number Of             Total
                               Securities           Options/
                               Underlying         SARs Granted     Exercise Of
                              Options/SARs        To Employees      Base Price     Expiration
          Name                 Granted (#)       In Fiscal Year        ($/Sh)          Date       5% ($)       10% ($)
------------------------      ------------      --------------     -----------     ----------  -----------   -----------
Daniel M. Snyder (1)
--------------------

SNC common stock                 1,212,673           20.9%            $17.2957     05/06/09    $13,190,000   $33,427,000

Circle.com common stock            303,168            9.9%            $23.5874     05/06/09    $ 4,497,000   $11,397,000

Michele D. Snyder (2)
---------------------

SNC common stock                   606,336           10.5%            $17.2957     05/06/09    $ 6,595,000   $16,714,000

Circle.com common stock            151,584            4.9%            $23.5874     05/06/09    $ 2,248,000   $ 5,698,000

(1) On May 6, 1999, the Company granted options to Mr. Snyder to buy 1,000,000 shares of Snyder Communications, Inc. common stock ("Snyder common stock"). Following the spin-off of Ventiv Health, Inc. from the Company, the number of Mr. Snyder's shares of Snyder common stock was adjusted from 1,000,000 shares to 1,212,673 shares. Pursuant to the recapitalization of the Company on October 22, 1999, the Company replaced its existing Snyder common stock with two new classes of common stock, namely SNC common stock and Circle.com common stock. In the recapitalization, each share of existing Snyder common stock was changed into one share of SNC common stock and .25 of a share of Circle.com common stock. Mr. Snyder's options were thereby adjusted, resulting in options to purchase 1,212,673 shares of SNC common stock and 303,168 shares of Circle.com common stock. The options are exercisable 25% (5/6/00); 25% (5/6/01); 25% (5/6/02); and
25% (5/6/03).

(2) On May 6, 1999, the Company granted options to Ms. Snyder to buy 500,000 shares of Snyder Communications, Inc. common stock ("Snyder common stock"). Following the spin-off of Ventiv Health, Inc. from the Company, the number of Ms. Snyder's shares of Snyder common stock was adjusted from 500,000 shares to 606,336 shares. Pursuant to the recapitalization of the Company on October 22, 1999, the Company replaced its existing Snyder common stock with two new classes of common stock, namely, SNC common stock and Circle.com common stock. In the recapitalization, each share of existing Snyder common stock was changed into one share of SNC common stock and .25 of a share of Circle.com common stock. Ms. Snyder's options were thereby adjusted, resulting in options to purchase 606,336 shares of SNC common stock and 151,584 shares of Circle.com common stock. The options are exercisable 25% (5/6/00); 25% (5/6/01); 25% (5/6/02); and 25% (5/6/03).


Aggregated Option Exercises in 1999 and Fiscal Year-End Option Values

     No stock options/SARs were exercised in the last fiscal year by any named executive officer of the Company.


                             EMPLOYMENT AGREEMENTS

Executive Employment Contracts

     The Company has entered into employment agreements with Daniel M. Snyder, Michele D. Snyder and A. Clayton Perfall. The Company's employment agreement with Mr. Perfall provides that the Company will employ him on an "at will" basis. The base salary for Mr. Perfall for 1999 was $300,000. The employment agreement between the Company and Mr. Perfall also provides for incentive bonuses based on attaining specific performance criteria. This agreement also includes a non-competition commitment during the term of the agreement and for a period of 18 months after termination of the agreement and contains non-competition and confidentiality commitments, non-solicitation of employee and customer provisions, and assignment of work product agreements. In addition, the Company agreed in the agreement to grant to Mr. Perfall non-qualified stock options to acquire common stock at the time of the initial public offering in 1996.

     The Company also has entered into employment agreements with Mr. Snyder and Ms. Snyder, which were effective in September 1996 and were for a term of three years, unless sooner terminated as provided in the agreements. The agreements provide that the 1999 base salaries for Mr. Snyder and for Ms. Snyder were $300,000 and $200,000 per year, respectively. The agreements with Mr. Snyder and Ms. Snyder also provide for incentive bonuses based on attaining performance criteria to be established by the Compensation Committee or the Board of Directors, and include a non-competition commitment during the term of the agreement, confidentiality commitments, non-solicitation of employee and customer provisions, and assignment of work product agreements.

     The Company also has entered into employment agreements with other officers of the Company. These agreements generally include certain non-competition agreements, confidentiality commitments, non-solicitation of employee provisions and assignment of work product agreements.

                           COMPENSATION OF DIRECTORS

     The Board of Directors held twelve (12) meetings during 1999. During 1999, each director attended at least 75% of the aggregate of the total number of meetings of the Board and the total number of meetings held by all committees of the Board on which he or she served. During 1999, the Board of Directors had a standing Audit Committee and a standing Compensation Committee.

     The Audit Committee, which was established in January 1997, consists of Messrs. Guarascio and Jennings. During 1999, the Audit Committee held five (5) meetings. The Audit Committee is responsible for recommending to the Board of Directors the engagement of the Company's independent public accountants, reviewing with the independent public accountants the audit plan and the results of each audit engagement, reviewing the independence of the independent accountants, reviewing the range of audit and non-audit fees, reviewing the adequacy of the Company's internal accounting controls, and exercising oversight with respect to the Company's code of conduct and other policies and procedures regarding adherence with legal requirements.

     The Compensation Committee, which was established in March 1997, consists of Messrs. Guarascio and Jennings. The Compensation Committee is responsible for establishing the salaries, bonuses and other compensation of the officers of the Company and its subsidiaries and for administering the Company's Second Amended and Restated 1996 Stock Incentive Plan (the "Stock Option Plan") for all employees of the Company. During 1999, the

Compensation Committee met two (2) times, and the Board of Directors established the general compensation policies of the Company and the specific compensation of its executive officers.

     On October 4, 1999, the disinterested members of the Board of Directors of the Company resolved to award the certain non-employee directors, Mortimer B. Zuckerman, Philip Guarascio, Fred Drasner and Mark E. Jennings, both a certain amount of cash and options to purchase shares of Snyder common stock for the purpose of retaining and rewarding such non-employee directors and strengthening the mutuality of interests between non-employee directors and the Company's stockholders. On October 4, 1999, each of the four directors was granted options to purchase 25,000 shares of Snyder common stock, which, following the completion of the recapitalization of the Company on October 22, 1999, converted to 25,000 shares of SNC common stock and 6,250 shares of Circle.com common stock
 . Each such grant vests at the rate of twenty-five percent (25%) per year on each anniversary of the grant date, provided that the director is still a member of the Board of Directors of the Company on the applicable vesting date. In addition, the disinterested members of the Board of Directors of the Company resolved to pay each of the four non-employee directors $25,000 per annum, commencing retroactive from and after January 1, 1999, payable on the last day of each fiscal quarter, provided that each such director is still a member of the Board of Directors of the Company at the time of such payment (otherwise the payment will be pro-rated to the last day the director was a member of the Board of Directors). Further, each non-employee director was granted payment of $1,000 for each meeting of the Board of Directors in which they physically attend, and $500 for each meeting of the Board of Directors in which they participate by conference telephone or any similar means of communication.


                                INDEMNIFICATION

     Pursuant to certain contracts of insurance with each of National Union Fire Insurance Company of Pittsburgh, PA, 175 Water Street, New York, New York 10038 ($10 million); Chubb/Executive Risk, 82 Hopmeadow Street, P.O. Box 2002, Simsbury, Connecticut 06072-2002 ($10 million); Zurich-American Insurance Co., One Liberty Plaza, New York, New York 10006 ($10 million); Federal Insurance Company, 1251 Avenue of the Americas, New York, New York 10020 ($10 million); and Reliance Insurance Company, 77 Water Street, New York, New York 10005 ($25 million), the Company maintains a $75 million indemnification insurance policy covering all directors and officers of the Company and its named subsidiaries. The annual premium for such insurance is approximately $300,000. During 1999, no claims were made or paid under the Company's indemnification insurance.

Item 12.  Security Ownership of Certain Beneficial Owners and Management
          --------------------------------------------------------------

     Set forth below is certain information as of December 31, 1999, with respect to the beneficial ownership of Common Shares by (i) each person who, to the knowledge of the Company, is the beneficial owner of more than 5% of the outstanding Common Shares, (ii) each director, (iii) each of the executive officers named in the Summary Compensation Table under "EXECUTIVE COMPENSATION,"
(iv) all executive officers and directors of the Company as a group.

Name and Address                                     Nature of                                                  Percent (%)
of Beneficial Owner                            Beneficial Ownership                      Number of Shares       of Class(1)
----------------------------  ----------------------------------------------------      ------------------    --------------
Daniel M. Snyder              SNC common stock, par value $0.001 per share                10,612,296 (2)            14.9

                              Circle.com common stock, par value $0.001 per share          2,648,073 (3)            11.8

Michele D. Snyder             SNC common stock, par value $0.001 per share                 3,968,306 (4)             5.6

                              Circle.com common stock, par value $0.001 per share            987,076 (5)             4.4

Mortimer B. Zuckerman         SNC common stock, par value $0.001 per share                 4,885,236 (6)             6.9

                              Circle.com common stock, par value $0.001 per share          1,221,309 (7)             5.4

Fred Drasner                  SNC common stock, par value $0.001 per share                 2,375,606 (8)             3.3

                              Circle.com common stock, par value $0.001 per share            593,900 (9)             2.6

A. Clayton Perfall            SNC common stock, par value $0.001 per share                   562,763 (10)             *

                              Circle.com common stock, par value $0.001 per share            139,440 (11)             *

Mark E. Jennings              SNC common stock, par value $0.001 per share                    59,917 (12)             *

                              Circle.com common stock, par value $0.001 per share             14,979 (13)             *

Philip Guarascio              SNC common stock, par value $0.001 per share                    55,317 (14)             *

                              Circle.com common stock, par value $0.001 per share             13,829 (15)             *

Capital Research and          SNC common stock, par value $0.001 per share                 7,385,000 (16)           10.3
 Management Company
                              Circle.com common stock, par value $0.001 per share          1,196,250 (16)            6.5

Iridian Asset Management LLC  SNC common stock, par value $0.001 per share                 6,584,500 (17)            9.2

Name and Address                                     Nature of                                                  Percent (%)
of Beneficial Owner                            Beneficial Ownership                      Number of Shares       of Class(1)
----------------------------  ----------------------------------------------------      ------------------    --------------
All directors and executive   SNC common stock, par value $0.001 per share                 22,519,441 (18)          31.6
officers as a group (7
persons)
                              Circle.com common stock, par value $0.001 per share           5,618,606 (19)          25.0

* Denotes less than 1%.

(1) Based upon 70,989,356 shares of SNC common stock and 22,421,580 shares of Circle.com common stock outstanding as of December 31, 1999.

(2) Includes 1,212,673 shares of SNC common stock issuable upon exercise of options. Includes 3,848,442 shares subject to forward purchase contracts with unaffiliated third parties. The contracts obligate the contracting party to deliver shares or cash on pre-arranged settlement dates. To the extent that the value of the SNC common stock appreciates between the date of each contract and its settlement date, the number of shares or amount of cash that must be delivered on the settlement date is reduced pursuant to a formula contained in the applicable contract. Prior to the settlement date, Mr. Snyder or his affiliate described below retains voting and dividend rights with respect to the shares that are the subject of each contract. Pursuant to the contracts, the settlement date with respect to 2,921,496 shares is November 15, 2000, and the settlement date for the remainder of the shares is the third trading day following July 30, 2001. If the Merger (as described in the introduction to Item 1 hereof) is consummated prior to November 15, 2000, the settlement date with respect to 2,921,496 shares will be accelerated. Amount of shares includes those shares beneficially owned by Daniel M. Snyder and Michele D. Snyder under that certain DMS Endowment, LLC Operating Agreement dated September 18, 1997, and amended September 30, 1997. The address for Daniel M. Snyder is 6903 Rockledge Drive, 15th Floor, Bethesda, Maryland, 20817.

(3) Includes 303,168 shares of Circle.com common stock issuable upon exercise of options. Includes 962,111 shares subject to forward purchase contracts with unaffiliated third parties. The contracts obligate the contracting party to deliver shares or cash on pre-arranged settlement dates. To the extent that the value of the Circle.com common stock appreciates between the date of each contract and its settlement date, the number of shares or amount of cash that must be delivered on the settlement date is reduced pursuant to a formula contained in the applicable contract. Prior to the settlement date, Mr. Snyder or his affiliate described below retains voting and dividend rights with respect to the shares that are the subject of each contract. Pursuant to the contracts, the settlement date with respect to 730,374 shares is November 15, 2000, and the settlement date for the remainder of the shares is the third trading day following July 30, 2001. If the Merger is consummated prior to November 15, 2000, the settlement date with respect to 730,374 shares will be accelerated. Amount of shares includes those shares beneficially owned by Daniel M. Snyder and Michele D. Snyder under that certain DMS Endowment, LLC Operating Agreement dated September 18, 1997, and amended September 30, 1997.

(4) Includes 606,336 shares of SNC common stock issuable upon exercise of options. Includes 1,694,928 shares subject to forward purchase contracts with unaffiliated third parties. The contracts obligate the contracting party to deliver shares or cash on pre-arranged settlement dates. To the extent that the value of the SNC common stock appreciates between the date of each contract and its settlement date, the number of shares or amount of cash that must be delivered on the settlement date is reduced pursuant to a formula contained in the applicable contract. Prior to the settlement date, Ms. Snyder or her affiliate described below retains voting and dividend rights with respect to the shares that are the subject of each contract. Pursuant to the contracts, the settlement date with respect to 1,416,480 shares is November 15, 2000, and the settlement date for the remainder of the shares is the third trading day following July 30, 2001. If the Merger is consummated prior to November 15, 2000, the settlement date with respect to 1,416,480 shares will be accelerated. The DMS Endowment, LLC owns 1,416,480 of the shares subject to forward purchase contracts, and Ms. Snyder is the beneficial owner of all of such shares. The number of shares includes those shares beneficially owned by Daniel M. Snyder and Michele D. Snyder under that certain DMS Endowment, LLC Operating Agreement dated September 18, 1997, and amended September 30, 1997. The address for Michele D. Snyder is 6903 Rockledge Drive, 15th Floor, Bethesda, Maryland, 20817.

(5) Includes 151,584 shares of Circle.com common stock issuable upon exercise of options. Includes 423,732 shares subject to forward purchase contracts with unaffiliated third parties. The contracts obligate the contracting party to deliver shares or cash on pre-arranged settlement dates. To the extent that the value of the Common Stock appreciates between the date of each contract and its settlement date, the number of shares or amount of cash that must be delivered on the settlement date is reduced pursuant to a formula contained in the applicable contract. Prior to the settlement date, Ms. Snyder or her affiliate described below retains voting and dividend rights with respect to the shares that are the subject of each contract. Pursuant to the contracts, the settlement date with respect to 354,120 shares is November 15, 2000, and the settlement date for the remainder of the shares is the third trading day following
July 30, 2001. If the Merger is consummated prior to November 15, 2000, the settlement date with respect to 354,120 shares will be accelerated. The DMS Endowment, LLC owns 354,120 of the shares subject to forward purchase contracts, and Ms. Snyder is the beneficial owner of all of such shares. The number of shares includes those shares beneficially owned by Daniel M. Snyder and Michele
D. Snyder under that certain DMS Endowment, LLC Operating Agreement dated September 18, 1997, and amended September 30, 1997.

(6) Consists of shares of SNC common stock held by USN College Marketing, L.P. ("College Marketing") (a limited partnership in which USN College Marketing, Inc. ("USN Inc.") is the general partner and Fred Drasner is the sole limited partner) and attributable to USN Inc.'s general partnership interest in College Marketing. USN Inc. is owned one third by Mortimer B. Zuckerman and two thirds by the MBZ Trust of 1996, for which an outside person acts as the Trustee. Mr. Zuckerman is the sole director of USN Inc. Includes 634,610 shares of SNC common stock subject to a forward purchase contract with an unaffiliated third party. The contract obligates the contracting party to deliver shares or cash on the third trading day following July 30, 2001. To the extent that the value of the SNC common stock appreciates between the date of the contract and its settlement date, the number of shares or amount of cash that must be delivered on the settlement date is reduced pursuant to a formula contained in the contract. Prior to the settlement date, College Marketing retains voting and dividend rights with respect to the shares that are the subject of the contract. The 634,610 shares of SNC common stock subject to the forward purchase contract are attributable to USN Inc.'s ownership interest in College Marketing and are beneficially owned by USN Inc., and in turn, one-third of the shares beneficially owned by USN Inc., are beneficially owned by Mr. Zuckerman. Does not include 1,225,303 shares held by College Marketing that are beneficially owned by Mr. Drasner. See Note 8. Also includes 25,000 shares of SNC common stock issuable upon exercise of options. Mr. Zuckerman's address is 599 Lexington Avenue, Suite 1300, New York, New York 10022. The address of MBZ Trust of 1996 is c/o Boston Properties, 8 Arlington Street, Boston, Massachusetts 02116.

(7) Consists of shares of Circle.com common stock held by USN College Marketing, L.P. ("College Marketing") (a limited partnership in which USN College Marketing, Inc. ("USN Inc.") is the general partner and Fred Drasner is the sole limited partner) and attributable to USN Inc.'s general partnership interest in College Marketing. USN Inc. is owned one third by Mortimer B. Zuckerman and two thirds by the MBZ Trust of 1996, for which an outside person acts as the Trustee. Mr. Zuckerman is the sole director of USN Inc. Includes 158,653 shares of Circle.com common stock subject to a forward purchase contract with an unaffiliated third party. The contract obligates the contracting party to deliver shares or cash on the third trading day following July 30, 2001. To the extent that the value of the Circle.com common stock appreciates between the date of the contract and its settlement date, the number of shares or amount of cash that must be delivered on the settlement date is reduced pursuant to a formula contained in the contract. Prior to the settlement date, College Marketing retains voting and dividend rights with respect to the shares that are the subject of the contract. Of the 158,653 shares, approximately 79.87% are attributable to USN Inc.'s ownership interest in College Marketing and are beneficially owned by USN Inc., and in turn, one-third of the shares beneficially owned by USN Inc., are beneficially owned by Mr. Zuckerman. Does not include 306,325 shares held by College Marketing that are beneficially owned by Mr. Drasner. See Note 9. Mr. Zuckerman's address is 599 Lexington Avenue, Suite 1300, New York, New York 10022. Also includes 6,250 shares of Circle.com common stock issuable upon exercise of options. The address of MBZ Trust of 1996 is c/o Boston Properties, 8 Arlington Street, Boston, Massachusetts 02116.

(8) Includes 25,000 shares of SNC common stock which are issuable upon exercise of options. Of the 2,375,606 shares of SNC common stock, Mr. Drasner owns (i) 325,303 shares in an individual capacity, over which he has sole voting and investment discretion, (ii) 1,225,303 beneficially, as Mr. Drasner is a limited partner in College Marketing, and (iii) 800,000 beneficially, as a result of his ownership of F.D. Sutton, LLC, a limited liability company ("Sutton") of which Mr. Drasner is the sole member. Includes 1,458,430 shares subject to forward purchase contracts with unaffiliated third parties. The contracts obligate the contracting party to deliver shares or cash on pre-arranged settlement dates. To the extent that the value of the common stock appreciates between the date of each contract and its settlement date, the number of shares or amount of cash that must be delivered on the settlement date is reduced pursuant to a formula contained in the applicable contract. Prior to the settlement date, Mr. Drasner or his affiliate described below retains voting and dividend rights with respect to the shares that are the subject of each contract. Pursuant to the contracts, the settlement date with respect to 1,298,440 shares is November 15, 2000, and the settlement date for the remainder of the shares is the third trading day following July 30, 2001. 159,990 shares of SNC common stock beneficially owned by Mr. Drasner are subject to the USN Contract set forth in Note 6 and are attributable to Mr. Drasner's ownership interest in College Marketing.

(9) Includes 6,250 shares of Circle.com common stock which are issuable upon exercise options. Of the 593,900 shares of Circle.com common stock, Mr. Drasner owns (i) 81,325 shares in an individual capacity, over which he has sole voting and investment discretion, (ii) 306,325 beneficially, as Mr. Drasner is a limited partner in College Marketing, and (iii) 200,000 beneficially, as a result of his ownership of F.D. Sutton, LLC, a limited liability company ("Sutton") of which Mr. Drasner is the sole member. Includes 364,608 shares subject to forward purchase contracts with unaffiliated third parties. The contracts obligate contracting party to deliver shares or cash on pre-arranged settlement dates. To the extent that the value of the common stock appreciates between the date of each contract and its settlement date, the number of shares or amount of cash that must be delivered on the settlement date is reduced pursuant to a formula contained in the applicable contract. Prior to the settlement date, Mr. Drasner or his affiliate described below retains voting and dividend rights with respect to the shares that are the subject of each contract. Pursuant to the contracts, the settlement date with respect to 324,610 shares is November 15, 2000, and the settlement date for the remainder of the shares is the third trading day following July 30, 2001. 39,998 shares of Circle.com common stock beneficially owned by Mr. Drasner are subject to the USN Contract set forth in Note 6 and are attributable to Mr. Drasner's ownership interest in College Marketing.

(10) Includes 557,763 shares of SNC common stock issuable upon exercise of options.

(11) Consists of shares of Circle.com common stock issuable upon exercise of options.

(12) Includes 55,317 shares of SNC common stock issuable upon exercise of options.

(13) Includes 13,829 shares of Circle.com common stock issuable upon exercise of options.

(14) Consists of shares of SNC common stock issuable upon exercise of options.

(15) Consists of shares of Circle.com common stock issuable upon exercise of options.

(16) Reported on Schedule 13G filed with the SEC on February 16, 2000.

(17) Reported on Schedule 13G filed with the SEC on February 7, 2000.

(18) Includes 2,519,589 shares of SNC common stock issuable upon exercise of options. In calculating the percent of class, it was assumed that each person in the group exercised all of his or her exercisable options, but that no other individuals or entities exercised theirs.

(19) Includes 629,896 shares of Circle.com common stock issuable upon exercise of options. In calculating the percent of class, it was assumed that each person in the group exercised all of his or her exercisable options, but that no other individuals or entities exercised theirs.

Item 13.  Certain Relationships and Related Transactions.
          ----------------------------------------------

          During 1999, the Board of Directors was responsible for the establishment of the general compensation policies of the Company. Throughout 1999, Daniel M. Snyder, the Chief Executive Officer of the Company, Michele D. Snyder, the President and Chief Operating Officer of the Company, and A. Clayton Perfall, the Chief Financial Officer of the Company, also served as directors of the Company. Each of these executive officers absented himself or herself from all of the discussions relating to, and abstained from voting on, resolutions concerning his or her own compensation.

          In addition, Mortimer B. Zuckerman, a director and greater than 5% beneficial owner of the common stock of the Company, and Fred Drasner, a director of the Company, are the beneficial owners of U.S. News & World Report, L.P. and Applied Printing Technologies, L.P. ("APT"), and beneficially own approximately 22.3% of the common stock of Applied Graphics Technologies, Inc. ("AGT"). In addition, Mr. Zuckerman is the Chairman of the Board of Directors of and beneficially owns 12.8% of the common stock of Boston 11 Properties, Inc. ("Boston Properties"). Mr. Zuckerman is the Chairman of U.S. News & World Report, L.P., Editor-in-Chief of U.S. News & World Report, and Chairman of the Board of Directors of AGT. Mr. Drasner is the Chief Executive Officer of U.S. News & World Report, L.P., Chairman and Chief Executive Officer of APT, and Chairman and Chief Executive Officer and a director of AGT.

          The following is a description of certain transactions between the Company and entities beneficially owned by certain directors and an executive officer of the Company.

Related Party Leases.  The Company leases its Bethesda, Maryland headquarters
--------------------
from a limited partnership controlled by Boston Properties. The amount paid to the affiliate of Boston Properties during 1999 was $1.35 million. The Company believes that the terms of the lease at the time the lease was entered into were no less favorable to the Company than those that could be obtained from another lessor. Additionally, the Company periodically uses a corporate airplane of a company owned by Daniel M. Snyder, the Company's Chairman and Chief Executive Officer. In December 1997, the Company entered into an arrangement to pay a flat fee of $60,000 per month for its use of the airplane. During 1999, payments from the Company with respect to the airplane totaled approximately $1 million.

Arrangements With Applied Graphics Technologies, Inc. and Applied Printing Technologies, L.P. In 1999, the Company paid approximately $215,000 to APT in connection with printing the Company's annual report.

                                    PART IV

Item 14.  Exhibits, Financial Statement Schedules, and Reports on Form 8-K.
          -----------------------------------------------------------------

(a) 1. The following Consolidated Financial Statements of Snyder Communications, Inc. are filed under "Item 8. Financial Statements and Supplementary Data."

          Consolidated Balance Sheet as of December 31, 1999 and 1998 Consolidated Statement of Income for the years ended December 31, 1999, 1998 and 1997
          Consolidated Statement of Equity and Comprehensive Income for the years ended December 31, 1999, 1998 and 1997
          Consolidated Statement of Cash Flows for the years ended December 31, 1999, 1998 and 1997
          Notes to Consolidated Financial Statements

          The following Consolidated Financial Statements of SNC are filed under "Item 8. Financial Statements and Supplementary Data." SNC represents the businesses that comprise Snyder Communications, Inc.'s direct marketing and advertising agency.

          Combined Balance Sheet as of December 31, 1999 and 1998
          Combined Statement of Income for the years ended December 31, 1999, 1998 and 1997
          Combined Statement of Changes in Group Equity for the years ended December 31, 1999, 1998 and 1997
          Combined Statement of Cash Flows for the years ended December 31, 1999, 1998 and 1997
          Notes to Combined Financial Statements

          The following Consolidated Financial Statements of Circle.com are filed under "Item 8. Financial Statements and Supplementary Data." Circle.com represents the businesses that comprise Snyder Communications, Inc.'s Internet professional services business.

          Combined Balance Sheet as of December 31, 1999 and 1998
          Combined Statement of Income for the years ended December 31, 1999, 1998 and 1997
          Combined Statement of Changes in Group Equity for the years ended December 31, 1999, 1998 and 1997
          Combined Statement of Cash Flows for the years ended December 31, 1999, 1998 and 1997
          Notes to Combined Financial Statements


2.        The following financial statement schedules are filed under "Item 8.
          Financial Statements and Supplementary Data."

          Schedule II - Valuation and Qualifying Accounts - Snyder Communications, Inc.
          Schedule II - Valuation and Qualifying Accounts - SNC
          Schedule II - Valuation and Qualifying Accounts - Circle.com

          All other schedules are omitted because they are not applicable or are not required under Regulation S-X.

3. The following exhibits are filed herewith or are incorporated herein by reference, as indicated.


Exhibit                                        Description of Exhibit                                   Page
-------                                        ----------------------                                   ----
 2.1           Agreement and Plan of Merger, dated as of March 18, 1997, among American List
               Corporation, the Registrant and Snyder Z Acquisition, Inc. (filed as Exhibit 2.1 to the Registrant's Current Report on Form 8-K dated July 11, 1997). *

Exhibit                               Description of Exhibit                                             Page
-------                               ----------------------                                             ----
  2.2      Agreement and Plan of Merger among Brann Holdings Limited and the Registrant, dated as of March 18, 1997 (filed as Exhibit 2.1 to the Registrant's Current Report on Form
           8-K dated March 18, 1997). *
  2.3      Agreement and Plan of Merger among MMD, Inc., the stockholders of MMD, Inc., the
           Registrant, and Snyder Acquisition Corp., dated as of January 6, 1997 (filed as
           Exhibit 2.1 to the Registrant's Current Report on Form 8-K dated January 6, 1997). *
  2.4      Share Sale and Purchase Agreement among the Shareholders of Bounty Group Limited as listed on the signature page thereto and the Registrant, dated as of July 13, 1997
           (filed as Exhibit 2.1 to the Registrant's Current Report on Form 8-K dated July 13,
           1997). *
  2.5      Agreement and Plan of Merger among Sampling Corporation of America, the Registrant and Snyder Acquisition Corp., dated as of July 14, 1997 (filed as Exhibit 2.2 to the
           Registrant's Current Report on Form 8-K dated July 14, 1997). *
  2.6      Agreement and Plan of Merger, dated as of February 20, 2000, by and between Havas
           Advertising, HAS Acquisition Corp. and Snyder Communications, Inc. (filed as Exhibit
           2.1 to the Registrant's Current Report on Form 8-K dated February 20, 2000). *
  3.1      Amended and Restated Certificate of Incorporation (filed as Exhibit 3.1 to the
           Registrant's Registration Statement on Form S-4 (File No. 333-81749) filed with the
           Securities and Exchange Commission under the Securities Act of 1933, as amended).*
  3.2      Bylaws (filed as Exhibit 3.2 to the Registrant's Registration Statement on Form S-1
           (File No. 333-7495) filed with the Securities and Exchange Commission under the
           Securities Act of 1933, as amended). *
  4.1      Reference is made to Exhibits 3.1 and 3.2 to this Form 10-K.
 10.1      Second Amended and Restated 1996 Stock Incentive Plan of Snyder Communications, Inc.
           (incorporated by reference to Exhibit 9.1 to the Registrant's Form S-4 (File No.
           333-81749)).*
 10.2      Amended and Restated Employee Stock Purchase Plan of Snyder Communications, Inc.
           (filed as Exhibit 10.1 to the Registrant's Form S-4 (File No. 333-81749)).*
 10.3      Services Agreement between the Registrant and U.S. News & World Report, L.P. (filed as Exhibit 10.3 to the Registrant's Form S-1 (File No. 333-7495)). *
 10.4      Registration Rights Agreement, dated September 4, 1996, between the Registrant and
           Daniel M. Snyder, Michele D. Snyder, USN College Marketing, L.P. and each of the 1995
           Investors (as defined therein) (filed as Exhibit 10.4 to the Registrant's Form S-1
           (File No. 333-7495)). *
 10.5      Lease Agreement, Democracy Center, Bethesda, Maryland, dated March 19, 1996, as amended, between the Registrant and Democracy Associates Limited Partnership (filed as Exhibit 10.6 to the Registrant's Form S-1 (File No. 333-7495)).*
 10.6      Employment Agreement between the Registrant and Daniel M. Snyder (filed as Exhibit

Exhibit                               Description of Exhibit                                           Page
-------                               ----------------------                                           ----
               10.7 to the Registrant's Form S-1 (File No. 333-7495)).*

   10.7        Employment Agreement between the Registrant and Michele D. Snyder (filed as Exhibit
               10.8 to the Registrant's Form S-1 (File No. 333-7495)).*

   10.8        Employment Agreement between the Registrant and A. Clayton Perfall (filed as Exhibit
               10.8 to the Registrant's Registration Statement on Form S-1 (File No. 333-33691)
               filed with the Securities and Exchange Commission under the Securities Act of 1933, as amended)).*

   10.9        Credit Agreement, dated as of August 27, 1999, among the Registrant, certain subsidiaries and affiliates of the Registrant, the lenders named therein, Bank of
               America, N.A., The First National Bank of Chicago and Bank of America Securities LLC
               (filed as Exhibit 10.9 to the Registrant's Form S-4 (File No. 333-81749)).*

   10.10       Company Stockholder Voting Agreement, dated as of February 20, 2000, by and between
               Havas Advertising and each stockholder of Snyder Communications, Inc. party thereto
               (filed as Exhibit 2.1 to the Registrant's Current Report on Form 8-K dated February
               20, 2000). *

   10.11       Parent Stockholder Voting Agreement, dated as of February 20, 2000, by and between
               Snyder Communications, Inc. and Havas S.A. (filed as Exhibit 2.2 to the Registrant's
               Current Report on Form 8-K dated February 20, 2000). *

   10.12       Distribution Agreement, dated September 27, 1999, by and between Snyder
               Communications, Inc. and Ventiv Health, Inc. (filed as Exhibit 10.1 to the
               Registrant's Current Report on Form 8-K dated September 27, 1999).*

   10.13       Interim Services Agreement, dated September 27, 1999, between Snyder Communications,
               Inc. and Ventiv Health, Inc.

   10.14       Tax Sharing Agreement, dated September 27, 1999, between Snyder Communications, Inc.
               and Ventiv Health, Inc.

      21       Subsidiaries of the Registrant.

      23       Consent of Arthur Andersen LLP.

      27       Financial Data Schedule.
               *Incorporated by reference

(b)  Reports on Form 8-K

        Current Report on Form 8-K dated October 12, 1999 in which the Company reported the September 27, 1999 distribution of all of the outstanding shares of common stock of Ventiv Health, Inc., which constituted Snyder's healthcare services business, to stockholders of record as of September 20, 1999.

        Current Report on Form 8-K dated October 20, 1999 to which the Company attached, as an exhibit, a press release which corrected inaccuracies which had been reported in the Washington Post.

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                              SNYDER COMMUNICATIONS, INC.

Date:  March 30, 2000         By: /s/ Daniel M. Snyder
                                  --------------------------------
                                  Daniel M. Snyder
                                  Chairman and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Date:  March 30, 2000         By: /s/ Daniel M. Snyder
                                  --------------------------------
                                  Daniel M. Snyder
                                  Chairman and Chief Executive Officer

Date:  March 30, 2000         By: /s/ Michele D. Snyder
                                  --------------------------------
                                  Michele D. Snyder
                                  Vice Chairman, President and
                                  Chief Operating Officer

Date:  March 30, 2000         By: /s/ A. Clayton Perfall
                                  --------------------------------
                                  A. Clayton Perfall
                                  Chief Financial Officer and Director
                                  (Principal Financial Officer)

Date:  March 30, 2000         By: /s/ David B. Pauken
                                  --------------------------------
                                  David B. Pauken
                                  Chief Accounting Officer
                                  (Principal Accounting Officer)

Date:  March 30, 2000         By: /s/ Mortimer B. Zuckerman
                                  --------------------------------
                                  Mortimer B. Zuckerman
                                  Director

Date:  March 30, 2000         By: /s/ Fred Drasner
                                  --------------------------------
                                  Fred Drasner
                                  Director

Date:  March 30, 2000         By: /s/ Mark E. Jennings
                                  --------------------------------
                                  Mark E. Jennings
                                  Director

Date:  March 30, 2000         By: /s/ Philip Guarascio
                                  --------------------------------
                                  Philip Guarascio
                                  Director

Exhibit                            Description of Exhibit                                  Page
-------                            ----------------------                                  ----
     2.1       Agreement and Plan of Merger, dated as of March 18, 1997, among
               American List Corporation, the Registrant and Snyder Z
               Acquisition, Inc. (filed as Exhibit 2.1 to the Registrant's
               Current Report on Form 8-K dated July 11, 1997). *

     2.2       Agreement and Plan of Merger among Brann Holdings Limited and the
               Registrant, dated as of March 18, 1997 (filed as Exhibit 2.1 to the Registrant's Current Report on Form 8-K dated March 18,
               1997). *

     2.3 Agreement and Plan of Merger among MMD, Inc., the stockholders of MMD, Inc., the Registrant, and Snyder Acquisition Corp., dated as of January 6, 1997 (filed as Exhibit 2.1 to the Registrant's
               Current Report on Form 8-K dated January 6, 1997). *

     2.4       Share Sale and Purchase Agreement among the Shareholders of
               Bounty Group Limited as listed on the signature page thereto and the Registrant, dated as of July 13, 1997 (filed as Exhibit 2.1 to the Registrant's Current Report on Form 8-K dated July 13,
               1997). *

     2.5       Agreement and Plan of Merger among Sampling Corporation of
               America, the Registrant and Snyder Acquisition Corp., dated as of July 14, 1997 (filed as Exhibit 2.2 to the Registrant's Current
               Report on Form 8-K dated July 14, 1997). *

     2.6 Agreement and Plan of Merger, dated as of February 20, 2000, by and between Havas Advertising, HAS Acquisition Corp. and Snyder
               Communications, Inc. (filed as Exhibit 2.1 to the Registrant's
               Current Report on Form 8-K dated February 20, 2000). *

     3.1       Amended and Restated Certificate of Incorporation (filed as
               Exhibit 3.1 to the Registrant's Registration Statement on
               Form S-4 (File No. 333-81749) filed with the Securities and
               Exchange Commission under the Securities Act of 1933, as amended).*

     3.2       Bylaws (filed as Exhibit 3.2 to the Registrant's Registration
               Statement on Form S-1 (File No. 333-7495) filed with the
               Securities and Exchange Commission under the Securities Act of
               1933, as amended). *

     4.1       Reference is made to Exhibits 3.1 and 3.2 to this Form 10-K.

     10.1      Second Amended and Restated 1996 Stock Incentive Plan of Snyder
               Communications, Inc. (incorporated by reference to Exhibit 9.1 to the Registrant's Form S-4 (File No. 333-81749)).*

     10.2      Amended and Restated Employee Stock Purchase Plan of Snyder
               Communications, Inc. (filed as Exhibit 10.1 to the Registrant's
               Form S-4 (File No. 333-81749)).*

     10.3      Services Agreement between the Registrant and U.S. News & World
               Report, L.P. (filed as Exhibit 10.3 to the Registrant's Form S-1
               (File No. 333-7495)). *

     10.4 Registration Rights Agreement, dated September 4, 1996, between the Registrant and Daniel M. Snyder, Michele D. Snyder, USN
               College Marketing, L.P. and each of the 1995 Investors (as defined therein) (filed as Exhibit 10.4 to the Registrant's Form
               S-1 (File No. 333-7495)). *

  Exhibit                     Description of Exhibits                                Page
  -------                     -----------------------                                ----
     10.5      Lease Agreement, Democracy Center, Bethesda, Maryland, dated
               March 19, 1996, as amended, between the Registrant and Democracy
               Associates Limited Partnership (filed as Exhibit 10.6 to the
               Registrant's Form S-1 (File No. 333-7495)).*

     10.6      Employment Agreement between the Registrant and Daniel M. Snyder
               (filed as Exhibit 10.7 to the Registrant's Form S-1 (File No.
               333-7495)).*

     10.7      Employment Agreement between the Registrant and Michele D. Snyder
               (filed as Exhibit 10.8 to the Registrant's Form S-1 (File No.
               333-7495)).*

     10.8      Employment Agreement between the Registrant and A. Clayton
               Perfall (filed as Exhibit 10.8 to the Registrant's Registration
               Statement on Form S-1 (File No. 333-33691) filed with the
               Securities and Exchange Commission under the Securities Act of
               1933, as amended)).*

     10.9      Credit Agreement, dated as of August 27, 1999, among the
               Registrant, certain subsidiaries and affiliates of the Registrant, the lenders named therein, Bank of America, N.A., The
               First National Bank of Chicago and Bank of America Securities LLC
               (filed as Exhibit 10.9 to the Registrant's Form S-4 (File No.
               333-81749)).*

     10.10     Company Stockholder Voting Agreement, dated as of February 20,
               2000, by and between Havas Advertising and each stockholder of Snyder Communications, Inc. party thereto (filed as Exhibit 2.1 to the Registrant's Current Report on Form 8-K dated February 20,
               2000). *

     10.11     Parent Stockholder Voting Agreement, dated as of February 20,
               2000, by and between Snyder Communications, Inc. and Havas S.A.
               (filed as Exhibit 2.2 to the Registrant's Current Report on Form
               8-K dated February 20, 2000). *

     10.12     Distribution Agreement, dated September 27, 1999, by and between
               Snyder Communications, Inc. and Ventiv Health, Inc. (filed as
               Exhibit 10.1 to the Registrant's Current Report on Form 8-K dated
               September 27, 1999).*

     10.13     Interim Services Agreement, dated September 27, 1999, between
               Snyder Communications, Inc. and Ventiv Health, Inc.

     10.14     Tax Sharing Agreement, dated September 27, 1999, between Snyder
               Communications, Inc. and Ventiv Health, Inc.

     21        Subsidiaries of the Registrant.

     23        Consent of Arthur Andersen LLP.

     27        Financial Data Schedule.

               *Incorporated by reference