Form 10-Q
period 2000-03-31
SNYDER COMMUNICATIONS INC
filed 2000-05-15
CIK 1017906

                                 United States
                       Securities and Exchange Commission
                             Washington, D.C. 20549


                                   Form 10-Q


[X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
     For the quarterly period ended March 31, 2000

                                       or

[_] Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
     For the Transition Period From   _________ to _____________________

Commission file number 1-12145

                          SNYDER COMMUNICATIONS, INC.
            (Exact name of registrant as specified in its charter)

                                   Delaware
        (State or other jurisdiction of incorporation or organization)

                                  52-1983617
                       (IRS Employer Identification No.)

 Two Democracy Center, 6903 Rockledge Drive, 15/th/ Floor, Bethesda, Maryland
                                     20817
                    (Address of principal executive office)

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

Yes   X     No _____
    -----

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

                                                                                Outstanding at
Class                                                                          May 4, 2000
-----                                                                          -----------
Snyder Communications, Inc. - SNC Common Stock, par value $0.001                71,836,683
Snyder Communications, Inc. - Circle.com Common Stock, par value $0.001         22,556,546

                          SNYDER COMMUNICATIONS, INC.

                                   FORM 10-Q

                                     INDEX


PART  I.   FINANCIAL INFORMATION                                                                             Page
Item 1. Financial Statements

Snyder Communications, Inc. - Condensed Consolidated Financial Statements
The condensed consolidated financial statements of Snyder Communications, Inc. include all of the accounts and operating results of the corresponding SNC and Circle.com condensed financial statements.  Holders of SNC common stock and Circle.com common stock are stockholders of Snyder Communications, Inc. and are subject to all risks associated with an investment in Snyder Communications, Inc.
Condensed Consolidated Balance Sheets as of March 31, 2000 (unaudited) and December 31, 1999                    1
Condensed Consolidated Statements of Income for the three months ended March 31, 2000 and 1999
  (unaudited)                                                                                                   2
Condensed Consolidated Statements of Cash Flows for the three months ended March 31, 2000 and
  1999 (unaudited)                                                                                              3
Condensed Consolidated Statement of Stockholders' Equity and Comprehensive Income for the
  three months ended March 31, 2000 (unaudited)                                                                 5
Notes to Condensed Consolidated Financial Statements                                                            6

SNC - Condensed Combined Financial Statements
The condensed combined financial statements of SNC comprise the combined financial position, results of operations and cash flows of the businesses that comprise Snyder Communications
  Inc.'s direct marketing and advertising agency.  Accordingly, the SNC condensed combined financial statements are supplemental financial statements and should be read in conjunction with the Snyder Communications, Inc. condensed consolidated financial statements and the
  Circle.com condensed combined financial statements.
Condensed Combined Balance Sheets as of March 31, 2000 (unaudited) and December 31, 1999                        9
Condensed Combined Statements of Income for the three months ended March 31, 2000 and 1999
  (unaudited)                                                                                                  10
Condensed Combined Statements of Cash Flows for the three months ended March 31, 2000 and 1999
  (unaudited)                                                                                                  11
Condensed Combined Statement of Changes in Group Equity for the three months ended March 31,
  2000 (unaudited)                                                                                             13
Notes to Condensed Combined Financial Statements                                                               14

Circle.com - Condensed Combined Financial Statements
The condensed combined financial statements of Circle.com comprise the combined financial position, results of operations and cash flows of the businesses that comprise Snyder
  Communications, Inc.'s Internet professional services business.  Accordingly, the Circle.com condensed combined financial statements are supplemental financial statements and should be read in conjunction with the Snyder Communications, Inc. condensed consolidated financial statements and the SNC condensed combined financial statements.
Condensed Combined Balance Sheets as of March 31, 2000 (unaudited) and December 31, 1999                       16
Condensed Combined Statements of Operations for the three months ended March 31, 2000 and 1999
  (unaudited)                                                                                                  17
Condensed Combined Statements of Cash Flows for the three months ended March 31, 2000 and 1999
  (unaudited)                                                                                                  18
Condensed Combined Statement of Changes in Group Equity for the three months ended March 31,
  2000 (unaudited)                                                                                             19
Notes to Condensed Combined Financial Statements                                                               20

                          SNYDER COMMUNICATIONS, INC.

                                   FORM 10-Q

                               INDEX (continued)

Item 2. Management's Discussion and Analysis
Snyder Communications, Inc. Management's Discussion and Analysis of Financial Condition and                  22
  Results of Operations

SNC Management's Discussion and Analysis of Financial Condition and Results of Operations                    26

Circle.com Management's Discussion and Analysis of Financial Condition and Results of
  Operations                                                                                                 30


PART II.  OTHER INFORMATION

Item 6. Exhibits and Reports on Form 8-K                                                                     33

PART I.  FINANCIAL INFORMATION

                          SNYDER COMMUNICATIONS, INC.
                     CONDENSED CONSOLIDATED BALANCE SHEETS

                                                                                             March 31,
                                                                                               2000              December 31,
                                                                                            (unaudited)              1999
                                                                                            -----------          ------------
                                                                                                     (in thousands)
                                                   ASSETS
Current assets:
  Cash and equivalents....................................................................    $  56,192             $  89,545
  Marketable securities...................................................................           13                     9
  Accounts receivable, net of allowance for doubtful accounts of $7,752 and $7,524 at
     March 31, 2000 and December 31, 1999, respectively...................................      104,137               101,466
  Receivables from pass-through costs.....................................................      156,212               114,750
  Related party receivables...............................................................          949                   636
  Unbilled services.......................................................................       17,169                18,867
  Current portion of deferred tax asset...................................................       10,997                10,865
  Other current assets....................................................................       26,415                22,450
                                                                                              ---------             ---------
  Total current assets....................................................................      372,084               358,588
                                                                                              ---------             ---------
Property and equipment, net...............................................................       89,652                85,241
Goodwill and other intangible assets, net.................................................      237,154               240,903
Deferred tax asset........................................................................       90,947                92,312
Deposits and other assets.................................................................        7,998                 9,419
                                                                                              ---------             ---------
     Total assets.........................................................................    $ 797,835             $ 786,463
                                                                                              =========             =========
                                   LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Lines of credit.........................................................................    $     730             $     970
  Current maturities of long-term debt....................................................          441                   551
  Accrued payroll.........................................................................       21,927                17,140
  Accounts payable........................................................................      163,410               165,702
  Accrued expenses........................................................................      105,189               105,556
  Client advances.........................................................................       10,889                11,208
  Unearned revenue........................................................................       16,174                19,176
                                                                                              ---------             ---------
     Total current liabilities............................................................      318,760               320,303
                                                                                              ---------             ---------
Related party borrowings..................................................................        7,405                 8,731
Long-term obligations under capital leases................................................          873                 1,202
Long-term debt, net of current maturities.................................................      186,068               181,031
Other liabilities.........................................................................        3,760                 3,678
Commitments and contingencies
Stockholders' Equity:
  Preferred stock, $.001 par value per share, 5,000 shares authorized, none issued and
     outstanding at March 31, 2000 or December 31, 1999...................................           --                    --
  Common Stock
     SNC, $.001 par value per share, 320,000 shares authorized, 75,696 and 75,791 shares
     issued and outstanding at March 31, 2000 and December 31, 1999, respectively.........           76                    76
     Circle.com, $.001 par value per share, 80,000 shares authorized, 23,753 and 23,660
     shares issued and outstanding at March 31, 2000 and December 31, 1999, respectively..           24                    24
  Additional paid-in capital..............................................................      530,293               530,638
  Deferred compensation...................................................................       (2,070)               (2,220)
  Treasury stock, at cost, 3,822 SNC shares and 1,029 Circle.com shares at March 31, 2000
     and 4,659 SNC shares and 1,045 Circle.com shares at December 31, 1999................      (70,797)              (81,974)
  Accumulated other comprehensive income (loss)...........................................       (3,662)               (2,434)
  Retained deficit........................................................................     (172,895)             (172,592)
                                                                                              ---------             ---------
       Total stockholders' equity.........................................................      280,969               271,518
                                                                                              ---------             ---------
       Total liabilities and stockholders' equity.........................................    $ 797,835             $ 786,463
                                                                                              =========             =========

    See accompanying notes to condensed consolidated financial statements.

                          SNYDER COMMUNICATIONS, INC.

                  CONDENSED CONSOLIDATED STATEMENTS OF INCOME

                                  (UNAUDITED)

                                                                                 For the Three Months Ended
                                                                                          March 31,
                                                                                          ---------
                                                                                   2000              1999
                                                                                 --------          --------
                                                                                   (in thousands, except
                                                                                     Per share amounts)
Net revenues...............................................................      $173,933          $138,082
Operating expenses:
     Cost of services......................................................       121,138            90,941
     Selling, general and administrative expenses..........................        41,311            24,157
     Non-recurring costs...................................................         3,988               710
                                                                                 --------          --------
Income (loss) from operations..............................................         7,496            22,274
 Interest expense, including amounts to related parties of $108 and $84
   for the three months ended March 31, 2000 and 1999, respectively........        (4,195)             (287)
Investment income..........................................................         1,026               669
                                                                                 --------          --------
Income (loss) from continuing operations before income taxes...............         4,327            22,656
Income tax provision.......................................................         4,374             8,832
                                                                                 --------          --------
Income (loss) from continuing operations...................................           (47)           13,824
Income (loss) from discontinued operations (net of income taxes)...........             -             5,090
                                                                                 --------          --------
          Net income (loss)................................................      $    (47)         $ 18,914
                                                                                 ========          ========

SNC:
     Basic net income (loss) per share:
        Continuing operations..............................................      $   0.07          $   0.20
        Discontinued operations............................................             -              0.07
                                                                                 --------          --------
     Total basic net income (loss) per share...............................      $   0.07          $   0.27
                                                                                 ========          ========

     Diluted net income (loss) per share:
        Continuing operations..............................................      $   0.06          $   0.20
        Discontinued operations............................................             -              0.07
                                                                                 --------          --------
     Total diluted net income (loss) per share.............................      $   0.06          $   0.27
                                                                                 ========          ========

Shares used in computing basic net income per share........................        71,334            71,889

Shares used in computing diluted net income per share......................        73,621            73,430


Circle.com:
     Basic and diluted net loss per share..................................      $  (0.21)         $  (0.04)
                                                                                 ========          ========

Shares used in computing net loss per share.................................       22,468            17,972

    See accompanying notes to condensed consolidated financial statements.

                          SNYDER COMMUNICATIONS, INC.
                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (UNAUDITED)

                                                                  For the Three Months Ended
                                                                          March 31,
                                                                -------------------------------
                                                                   2000                 1999
                                                                ----------           ----------
                                                                       (in thousands)
Cash flows from operating activities of continuing
 operations:
   Income (loss) from continuing operations.................    $      (47)          $   13,824
   Adjustments to reconcile net income (loss) from
     continuing operations to net cash provided by
     (used in) operating activities of continuing
     operations:
       Depreciation and amortization........................         9,606                5,144
       Noncash expense for restricted stock and option
         vesting............................................           150                    -
       Deferred taxes.......................................        (1,408)               2,406
       Loss on disposal of assets...........................           261                   41
       Other noncash amounts................................          (150)                 (11)
   Changes in assets and liabilities:
       Accounts receivable, net.............................        (2,671)             (13,676)
       Receivables from pass-through costs..................       (41,462)              (7,744)
       Related party receivables............................          (313)                   -
       Unbilled services....................................         1,698               12,329
       Deposits and other assets............................         1,421                  201
       Other current assets.................................        (3,965)                (747)
       Accrued payroll, accounts payable and
         accrued expenses...................................         7,007                 (901)
       Client advances......................................          (319)              (6,971)
       Unearned revenue.....................................        (3,002)               3,907
                                                                ----------           ----------
       Net cash provided by (used in) operating
         activities of continuing operations................       (33,194)               7,802
                                                                ----------           ----------
Cash flows from investing activities of continuing
 operations:
   Purchase of property and equipment.......................       (10,124)              (5,358)
   Net sales of marketable securities.......................             -                  612
   Purchase of subsidiaries and intangible assets...........        (4,905)                 976
                                                                ----------           ----------
   Net cash used in investing activities of continuing
     operations.............................................       (15,029)              (3,770)
                                                                ----------           ----------

    See accompanying notes to condensed consolidated financial statements.

                          SNYDER COMMUNICATIONS, INC.
          CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS (continued)
                                  (UNAUDITED)

                                                                                           For the Three Months Ended
                                                                                                    March 31,
                                                                                           --------------------------
                                                                                             2000              1999
                                                                                           --------          --------
                                                                                                (in thousands)
Cash flows from financing activities of continuing operations:
    Repayment of long-term notes payable to related parties........................          (1,200)              (77)
    Repayments of loans to employees for purchase of stock.........................              28                 -
    Net borrowings (repayments) on lines of credit and other debt..................           4,769               192
    Payments on capital lease obligations..........................................            (399)             (570)
    Proceeds from exercise of options and employee stock purchase plan.............          11,772            10,940
                                                                                           --------          --------
      Net cash provided by financing activities of continuing operations...........          14,970            10,485
                                                                                           --------          --------
    Effect of exchange rate changes................................................            (100)             (290)
    Net increase (decrease) in cash and equivalents of continuing operations.......         (33,353)           14,227
    Investments and advances (to) from discontinued operations.....................               -            (5,754)
    Cash and equivalents, beginning of period......................................          89,545            47,931
                                                                                           --------          --------
    Cash and equivalents, end of period............................................        $ 56,192          $ 56,404
                                                                                           ========          ========

Disclosure of supplemental cash flow information:
    Cash paid for interest including dividends on mandatorily redeemable
       preferred stock.............................................................           3,570               360
    Cash paid for income taxes.....................................................           3,298             4,260

Disclosure of noncash activities:
    Issuance of shares of common stock for purchase of subsidiaries................           1,674            82,285
    Tax benefit from exercise of stock options.....................................           2,641             1,781

    See accompanying notes to condensed consolidated financial statements.

                          SNYDER COMMUNICATIONS, INC.

      CONDENSED CONSOLIDATED STATEMENT OF EQUITY AND COMPREHENSIVE INCOME

                   FOR THE THREE MONTHS ENDED MARCH 31, 2000

                                  (UNAUDITED)

                                                             SNC          SNC     Circle.com   Circle.com
                                                           Common       Common      Common       Common     Additional   Retained
                                                            Stock        Stock      Stock       Stock Par     Paid-In    Earnings
                                                           Shares      Par Value    Shares        Value       Capital    (Deficit)
                                                         --------------------------------------------------------------------------
                                                                         (in thousands, except share data)
Balance, December 31, 1999.............................    75,791,000  $      76  23,660,000   $       24   $  530,638   $(172,592)
    Issuance of shares for purchase of subsidiaries....             -          -     121,000            -        1,674           -
    Foreign currency translation adjustment............             -          -           -            -            -           -
    Unrealized gain on marketable securities...........             -          -           -            -            -           -
    Other..............................................       (95,000)         -     (28,000)           -       (2,019)       (256)
    Net loss...........................................             -          -           -            -            -         (47)
                                                         -------------------------------------------------------------------------
Balance March 31, 2000  ...............................    75,696,000  $      76  23,753,000   $       24   $  530,293   $(172,895)
                                                         =========================================================================

                                                                                      Accumulated
                                                                                         Other
                                                           Deferred      Treasury    Comprehensive               Comprehensive
                                                         Compensation      Stock     Income (Loss)     Total     Income (Loss)
                                                         ---------------------------------------------------------------------
                                                                           (in thousands, except share data)
Balance, December 31, 1999.............................  $     (2,220)  $ (81,974)   $     (2,434)    $ 271,518              -
    Issuance of shares for purchase of subsidiaries....             -           -               -         1,674              -
    Foreign currency translation adjustment............             -           -          (1,232)       (1,232)        (1,232)
    Unrealized gain on marketable securities...........             -           -               4             4              4
    Other..............................................           150      11,177               -         9,052              -
    Net loss...........................................             -           -               -           (47)           (47)
                                                         ---------------------------------------------------------------------
Balance March 31, 2000  ...............................  $     (2,070)  $ (70,797)   $     (3,662)    $ 280,969   $     (1,275)
                                                         =====================================================================

    See accompanying notes to condensed consolidated financial statements.

                          SNYDER COMMUNICATIONS, INC.

             NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                                  (UNAUDITED)

1. ORGANIZATION, BASIS OF PRESENTATION AND BUSINESS:

   Organization

     Snyder Communications, Inc., a Delaware corporation ("Snyder
Communications" or the "Company"), was founded in 1988. The Company completed an initial public offering of its common stock on September 24, 1996. Snyder Communications provides direct marketing, advertising and communications services and Internet professional services to its clients.

     On June 22, 1999, the Board of Directors of the Company approved a plan to effect the distribution (the "Distribution") of the Company's discontinued healthcare services business which was spun off to Snyder Communications' stockholders on September 27, 1999 through a special dividend of one share of common stock of a newly formed subsidiary, Ventiv Health, Inc., for every three shares of existing common stock of the Company. Accordingly, the operating results of the healthcare services business are presented as discontinued operations for the period prior to the spin-off.

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

 Basis of Presentation

     The accompanying unaudited condensed consolidated financial statements have been prepared by Snyder Communications, Inc. pursuant to the interim rules and regulations of the Securities and Exchange Commission ("SEC"). As a result, certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles ("GAAP") have been condensed or omitted. The Company believes that the disclosures made are adequate to make the information presented not misleading. The condensed consolidated financial statements reflect all adjustments (consisting of only normal recurring adjustments) which, in the opinion of management, are necessary to present fairly the financial position, results of operations and cash flows of the Company as of March 31, 2000 and for the three months ended March 31, 2000 and 1999. Operating results for the three month period ended March 31, 2000 are not necessarily indicative of the results that may be expected for the year ended December 31, 2000. The unaudited condensed consolidated financial statements should be read in conjunction with the financial statements and footnotes thereto included in the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1999, as filed with the Securities and Exchange Commission on March 30, 2000.

2. EARNINGS PER SHARE:

SNC Net Income (Loss) Per Share. The following table summarizes the information required to calculate earnings per share for the SNC common stock for all periods presented:

                                                             For the Three Months
                                                                Ended March 31,
                                                            ----------------------
                                                              2000          1999
                                                            --------      --------
                                                                (in thousands)
                                                                  (unaudited)
SNC income (loss) from continuing operations.............     $5,595       $14,695
Loss related to retained interest in Circle.com..........       (935)         (174)
                                                            --------      --------
Income (loss) from continuing operations attributed to
 SNC shareholders........................................      4,660        14,521
                                                            --------      --------
SNC income (loss) from discontinued operations...........          -         5,090
                                                            --------      --------
Net income (loss) attributed to SNC shareholders.........     $4,660       $19,611
                                                            ========      ========

Circle.com Net Loss Per Share. The following table summarizes the information required to calculate earnings per share for the Circle.com common stock for all periods presented:

                                                             For the Three Months
                                                                Ended March 31,
                                                            ----------------------
                                                              2000          1999
                                                            --------      --------
                                                                (in thousands)
                                                                  (unaudited)
Circle.com net loss.......................................   $(5,642)       $ (871)
Income attributable to SNC's retained interest............       935           174
                                                            --------      --------
Net income (loss) attributable to Circle.com
 shareholders.............................................   $(4,707)       $ (697)
                                                            ========      ========

3. PENDING ACQUISITION OF SNC COMMON STOCK BY HAVAS ADVERTISING:

     On February 20, 2000, Havas Advertising, HAS Acquisition Corp. and Snyder Communications, Inc. entered into an Agreement and Plan of Merger (the "Merger Agreement"), pursuant to which HAS Acquisition Corp. will be merged with and into Snyder Communications, with Snyder Communications surviving as a subsidiary of Havas Advertising (the "Merger"). Under the terms of the Merger Agreement, holders of SNC common stock will receive American Depositary Shares of Havas Advertising ("Havas Advertising ADSs"), the number of which will be based on a formula which values the SNC common stock at $29.50 per share, and which will value the Havas Advertising ADSs (one ADS to be equal to a fraction of a share of Havas Advertising stock) based on an average closing sale price of the Havas Advertising stock on the Premier Marche of the Bourse de Paris for the 20 days ending on the date immediately prior to the Merger, subject to a minimum and maximum amount. The Circle.com common stock will remain outstanding. The consummation of the Merger is subject to certain conditions, including approval by the stockholders of each of Snyder Communications and Havas Advertising and receipt of all required regulatory approvals. The items included in the notes to the financial statements do not address any impact that the Merger could have on the financial condition or results of operations of Snyder Communications.

4. BUSINESS COMBINATIONS:

     During 1999, the Company completed several purchase business combinations including Media Syndication Global ("MSG") (March 30, 1999), Broadwell Marketing Group ("Broadwell") (May 21, 1999), Natural Intelligence, Inc. ("Natural Intelligence") (June 24, 1999), Tsunami Consulting Group,

Inc. ("Tsunami") (June 25, 1999), Interactive Bureau (October 29, 1999) and NetMarquee (December 2, 1999) for total consideration paid of approximately $155.8 million (2,882,250 shares of Snyder common stock, 4,555,217 shares of Circle.com common stock, and $31.3 million of cash). These purchase business combinations have resulted in additional goodwill of $158.7 million. The Company did not complete any purchase business combinations during the three months ended March 31, 2000.

     The following table presents pro forma financial information as if the 1999 purchase business combinations had been consummated at the beginning of the period presented and all of the Company's operations had been taxed as a C corporation.

                                                              For the Three
                                                              Months Ended
                                                              March 31, 1999
                                                            ------------------
                                                               (unaudited)
                                                              (in thousands)
Pro forma revenues..................................          $159,644
Pro forma net income................................          $ 20,066

5. SEGMENT INFORMATION:

     SNC develops and delivers messages to both broad and targeted audiences through a broad range of communication channels. Circle.com provides Internet professional services. The SNC common stock and Circle.com common stock is intended to separately track the performance of SNC and Circle.com respectively, and each is reported as an operating segment. The Company evaluates the performance of its two groups based on earnings before interest and taxes (EBIT) of the combined subsidiaries in each operating group, excluding nonrecurring costs.

                                                              For the Three Months
                                                                 Ended March 31,
                                                            ------------------------
                                                              2000            1999
                                                            --------        --------
Revenues:
 Circle.com                                                 $ 16,677        $  5,349
 SNC                                                         157,296         132,957
 Elimination of intersegment revenues                            (40)           (224)
                                                            --------        --------
   Total                                                    $173,933        $138,082
                                                            --------        --------
EBIT:
 Circle.com                                                 $ (6,400)       $ (1,185)
 SNC                                                          17,884          24,169
                                                            --------        --------
   Total                                                    $ 11,484        $ 22,984
                                                            --------        --------
Total Assets:
 Circle.com                                                 $115,356
 SNC                                                         706,617
 Other unallocated amounts                                   (24,138)
                                                            --------
   Total                                                    $797,835
                                                            --------
 Reconciliation of EBIT to income (loss)
 from operations:
     Total EBIT for operating groups                        $ 11,484        $ 22,984
     Non-recurring costs                                       3,988             710
                                                            --------        --------
       Income (loss) from operations (continuing
         operations)                                        $  7,496        $ 22,274
                                                            --------        --------

                                      SNC
  (SNC represents the businesses that comprise Snyder Communications, Inc.'s direct marketing and advertising agency).

                       CONDENSED COMBINED BALANCE SHEETS

                                                                                            March 31,
                                                                                              2000          December 31,
                                                                                           (unaudited)          1999
                                                                                          -------------     -------------
                                                                                                   (in thousands)
                                   ASSETS
Current assets:
    Cash and equivalents..................................................................     $ 55,383          $ 87,521
    Accounts receivable, net of allowance for doubtful accounts...........................       91,018            89,484
     of $6,742 and $6,666 at March 31, 2000 and December 31, 1999, respectively
    Receivables from pass-through costs...................................................      154,851           113,628
    Related party receivables, including Circle.com of $20,237 and $7,613 at March 31,
     2000 and December 31, 1999, respectively.............................................       21,186             8,249
    Unbilled services.....................................................................       15,759            17,785
    Current portion of deferred tax asset.................................................       10,664            10,679
    Other current assets..................................................................       25,272            22,001
                                                                                             ----------     -------------

       Total current assets...............................................................      374,133           349,347
                                                                                             ----------     -------------
Property and equipment, net...............................................................       79,367            77,284
Goodwill and other intangible assets, net.................................................      155,639           157,061
Deferred tax asset........................................................................       90,484            91,876
Deposits and other assets.................................................................        6,994             8,105
                                                                                             ----------     -------------

       Total assets.......................................................................     $706,617          $683,673
                                                                                             ==========     =============

                    LIABILITIES AND INVESTMENTS AND ADVANCES
                         FROM SNYDER COMMUNICATIONS
Current liabilities:
    Lines of credit.......................................................................     $    730          $    970
    Current maturities of long-term debt..................................................          441               551
    Accrued payroll.......................................................................       19,264            14,538
    Accounts payable......................................................................      160,394           162,568
    Accrued expenses......................................................................      103,230            97,016
    Client advances.......................................................................       10,260             9,843
    Unearned revenue......................................................................       15,172            17,969
                                                                                             ----------     -------------

       Total current liabilities..........................................................     $309,491          $303,455
                                                                                             ==========     =============
Related party borrowings..................................................................        7,405             8,731
Long-term obligations under capital leases................................................          630               801
Long-term debt, net of current maturities.................................................      162,719           157,682
Other liabilities.........................................................................        3,760             3,678
Commitments and contingencies
Investments and advances from Snyder Communications.......................................      222,612           209,326
                                                                                             ----------     -------------

       Total liabilities and investments and advances from Snyder Communications..........     $706,617          $683,673
                                                                                             ==========     =============

      See accompanying notes to condensed combined financial statements.

                                      SNC
  (SNC represents the businesses that comprise Snyder Communications, Inc.'s direct marketing and advertising agency).

                    CONDENSED COMBINED STATEMENTS OF INCOME
                                  (unaudited)

                                                                                           For the Three Months Ended
                                                                                     ----------------------------------------
                                                                                                   March 31,
                                                                                                  ----------
                                                                                          2000                        1999
                                                                                      ------------                 -----------
                                                                                                   (in thousands)
Net revenues.........................................................................     $157,296                    $132,957
Operating expenses:
     Cost of services................................................................      109,089                      87,122
     Selling, general and administrative expenses....................................       30,323                      21,666
     Non-recurring costs.............................................................        3,988                         710
                                                                                      ------------                 -----------
Income (loss) from operations........................................................       13,896                      23,459
Interest expense, including amounts to related parties of $108 and $84 for the
  three months ended March 31, 2000 and 1999, respectively...........................       (3,715)                       (287)
 Investment income, including amounts from Circle.com of $271 and $0 for the three
  months ended March 31, 2000 and 1999, respectively.................................        1,288                         669
                                                                                      ------------                 -----------
Income (loss) from continuing operations before income taxes.........................       11,469                      23,841
Income tax provision.................................................................        5,874                       9,146
                                                                                      ------------                 -----------

Income (loss) from continuing operations.............................................        5,595                      14,695
Income (loss) from discontinued operations (net of income taxes).....................            -                       5,090
                                                                                       -----------               -------------
  Net income (loss)..................................................................     $  5,595                    $ 19,785
                                                                                       ===========               =============

      See accompanying notes to condensed combined financial statements.

                                      SNC
   (SNC represents the businesses that comprise Snyder Communications, Inc.'s direct marketing and advertising agency.)

                  CONDENSED COMBINED STATEMENTS OF CASH FLOWS
                                  (unaudited)


                                                                        For the Three Months
                                                                            Ended March 31,
                                                                  ------------------------------------
                                                                      2000                     1999
                                                                   -------------          ------------
                                                                              (in thousands)
 Cash flows from operating activities of continuing
 operations:
  Income (loss) from continuing operations.....................       5,595                   14,695
  Adjustments to reconcile net income (loss) from
    continuing operations to net cash provided by
    operating activities of continuing operations:
     Depreciation and amortization.............................       6,622                    4,604
     Noncash expense for restricted stock vesting..............          50                       --
     Deferred taxes............................................      (1,234)                   2,400
     Gain/loss on disposal of assets...........................         261                       41
     Other noncash amounts.....................................        (150)                     (11)
  Changes in assets and liabilities:
     Accounts receivable, net..................................      (1,534)                 (13,401)
     Receivables from pass-through costs.......................     (41,223)                  (8,178)

     Related party receivables.................................     (12,937)

     Unbilled services.........................................       2,026                   12,506
     Deposits and other assets.................................       1,111                      194
     Other current assets......................................      (3,271)                    (686)

     Accrued payroll, accounts payable and accrued expenses....       8,676                       71
     Client advances...........................................         417                   (6,971)
     Unearned revenue..........................................      (2,797)                   3,866
                                                                  ---------                 --------
     Net cash (used in) provided by operating activities
       of continuing operations................................     (38,388)                   9,130
                                                                  ---------                 --------

Cash flows from investing activities of continuing
 operations:
  Purchase of property and equipment...........................      (7,220)                  (4,280)
  Purchase of subsidiaries and other intangibles...............      (1,432)                     976
  Net sales of marketable securities...........................          --                      612
                                                                  ---------                 --------
  Net cash used in investing activities of continuing
  operations...................................................      (8,652)                  (2,692)
                                                                  ---------                 --------

      See accompanying notes to condensed combined financial statements.

                                      SNC
   (SNC represents the businesses that comprise Snyder Communications, Inc.'s direct marketing and advertising agency.)

            CONDENSED COMBINED STATEMENTS OF CASH FLOWS (continued)
                                  (unaudited)


                                                                                       For the Three Months Ended
                                                                                                March 31,
                                                                              -------------------------------------------
                                                                                   2000                         1999
                                                                              -----------------            --------------
                                                                                              (in thousands)
Cash flows from financing activities of continuing operations:
Repayment of long-term notes payable to related parties....................          (1,200)                     (77)
Net borrowings (repayments) on lines of credit and other debt..............           4,769                      192
Payments on capital lease obligations......................................            (338)                    (570)
Proceeds from exercise of stock options and employee stock
    purchase plan..........................................................          11,772                    8,554
                                                                                -----------             ------------
Net cash provided by financing activities of continuing....................
    operations.............................................................          15,003                    8,099
                                                                                -----------              -----------
Effect of exchange rate changes............................................            (101)                    (310)
                                                                                -----------              -----------
Net increase (decrease) in cash and equivalents of
 continuing operations.....................................................         (32,138)                  14,227
Investments and advances (to) from discontinued operations.................              --                   (5,754)
Cash and equivalents, beginning of period..................................          87,521                   47,931
                                                                                 ----------               ----------
Cash and equivalents, end of period........................................        $ 55,383                  $56,404
                                                                                 ==========                =========

Disclosure of supplemental cash flow information:
  Cash paid for interest including dividends on mandatorily
    redeemable preferred stock.............................................           3,565                      360
  Cash paid for income taxes...............................................           3,290                    4,260

Disclosure of noncash activities:
  Issuance of shares of common stock for purchase of
    subsidiaries...........................................................              --                   82,285
  Tax benefit from exercise of stock options...............................           2,641                    1,781

      See accompanying notes to condensed combined financial statements.

                                      SNC
   (SNC represents the businesses that comprise Snyder Communications, Inc.'s direct marketing and advertising agency.)

            CONDENSED COMBINED STATEMENT OF CHANGES IN GROUP EQUITY
                                  (unaudited)
                                (In Thousands)


                                                                        Retained           Other
                                                                        Earnings       Comprehensive
                                                          Other        (Deficit)       Income (Loss)          Total
                                                     ------------------------------------------------------------------
Balance at December 31, 1999.....................          $315,129      $(103,372)   $      (2,431)     $   209,326
     Net income..................................                 -          5,595                -            5,595
     Capital contribution........................             9,180              -                -            9,180
     Foreign currency translation adjustment.....                 -              -           (1,233)          (1,233)
     Other.......................................                 -           (256)               -             (256)
                                                      -----------------------------------------------------------------
Balance at March 31, 2000........................          $324,309      $ (98,033)   $      (3,664)     $   222,612
                                                      =================================================================

       See accompanying notes to condensed combined financial statements.

                                      SNC
   (SNC represents the businesses that comprise Snyder Communications, Inc.'s direct marketing and advertising agency).

               Notes to Condensed Combined Financial Statements
                                  (unaudited)

1.  Organization, Basis of Presentation and Business:

 Organization

     Snyder Communications, Inc. ("Snyder Communications" or the "Company"), a Delaware corporation, completed an initial public offering of its common stock on September 24, 1996. Snyder Communications provides direct marketing, advertising and communication services and Internet professional services to its clients.

     On October 22, 1999 Snyder Communications completed a recapitalization (the "Recapitalization") in which the existing Snyder Communications, Inc. common stock was replaced by two new series of common stock: the "Circle.com" common stock" and the "SNC common stock." The Circle.com common stock separately tracks the performance of Snyder Communications' Internet professional services business unit, which Snyder Communications calls "Circle.com" and the SNC common stock separately tracks the performance of the remaining Snyder Communications' businesses, which Snyder calls its "SNC" business unit, and a retained interest in Circle.com. Each share of existing Snyder Communications common stock was converted at the time of the Recapitalization into one share of SNC common stock and .25 of a share of Circle.com common stock.

     SNC is a business unit of Snyder Communications which consists of the assets and operations of the direct marketing, advertising and communications part of Snyder Communications' business. SNC also included Snyder Communications' discontinued healthcare marketing services business which was spun off to Snyder Communications' stockholders on September 27, 1999 through a special dividend of one share of common stock of a newly formed subsidiary, Ventiv Health, Inc., for every three shares of existing Snyder Communications common stock. Accordingly, the operating results of the healthcare services business are presented as discontinued operations for the period prior to the spin-off.

     The condensed combined financial statements of SNC should be read in conjunction with the condensed consolidated financial statements of Snyder Communications and the condensed combined financial statements of Circle.com.

 Basis of Presentation

     The accompanying unaudited condensed combined financial statements have been prepared by Snyder Communications, Inc. pursuant to the interim rules and regulations of the Securities and Exchange Commission ("SEC"). As a result, certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles ("GAAP") have been condensed or omitted. The Company believes that the disclosures made are adequate to make the information presented not misleading. The condensed combined financial statements reflect all adjustments (consisting of only normal recurring adjustments) which, in the opinion of management, are necessary to present fairly the financial position, results of operations and cash flows of SNC as of March 31, 2000 and for the three months ended March 31, 2000 and 1999. Operating results for the three month period ended March 31, 2000 are not necessarily indicative of the results that may be expected for the year ended December 31, 2000. The unaudited condensed combined financial statements should be read in conjunction with the financial statements and footnotes thereto included in the Company's Annual Report

                                      SNC
   (SNC represents the businesses that comprise Snyder Communications, Inc.'s direct marketing and advertising agency.)

               Notes to Condensed Combined Financial Statements
                                  (unaudited)


on Form 10-K for the fiscal year ended December 31, 1999, as filed with the Securities and Exchange Commission on March 30, 2000.

     SNC recorded $40,230 and $224,000 of expense associated with services purchased from Circle.com during the three months ending March 31, 2000 and March 31, 1999, respectively.

2. Pending Acquisition of SNC Common Stock by Havas Advertising:

     On February 20, 2000, Havas Advertising, HAS Acquisition Corp. and Snyder Communications, Inc. entered into an Agreement and Plan of Merger (the "Merger Agreement"), pursuant to which HAS Acquisition Corp. will be merged with and into Snyder Communications, with Snyder Communications surviving as a subsidiary of Havas Advertising (the "Merger"). Under the terms of the Merger Agreement, holders of SNC Common stock will receive American Depositary Shares of Havas Advertising ("Havas Advertising ADSs"), the number of which will be based on a formula which values the SNC common stock at $29.50 per share, and which will value the Havas Advertising ADSs (one ADS to be equal to a fraction of a share of Havas Advertising stock) based on an average closing sale price of the Havas Advertising stock on the Premier Marche of the Bourse de Paris for the 20 days ending on the date immediately prior to the Merger, subject to a minimum and maximum amount. The Circle.com common stock will remain outstanding. The consummation of the Merger is subject to certain conditions, including approval by the stockholders of each of Snyder Communications and Havas Advertising and receipt of all required regulatory approvals. The items included in the notes to the combined financial statements do not address any impact that the Merger could have on the financial condition or results of operations of Snyder Communications or SNC.

3. Business Combinations:

     During 1999, SNC completed several purchase business combinations including Media Syndication Global ("MSG") (March 30, 1999) and Broadwell Marketing Group ("Broadwell") (May 21, 1999) for total consideration paid of $87.0 million (2,882,250 shares of Snyder Communications common stock and $9.2 million in cash). These purchase business combinations have resulted in additional goodwill of approximately $85.2 million. The Company did not complete any purchase business combinations during the three months ended March 31, 2000.

     The following table presents pro forma financial information as if the 1999 purchases had been consummated at the beginning of the period presented and all of SNC's operations had been taxed as a C corporation.

                                                           For the Three Months Ended
                                                                  March 31, 1999
                                                           --------------------------
                                                                   (unaudited)
                                                                 (in thousands)
Pro forma revenues......................................            $150,083
Pro forma net income....................................            $ 21,612

                                  CIRCLE.COM
          (Circle.com represents the businesses that comprise Synder
                            Communications, Inc.'s
                   Internet professional services business.)

                       CONDENSED COMBINED BALANCE SHEETS

                                                                                          March 31,
                                                                                            2000          December 31,
                                                                                         (unaudited)          1999
                                                                                        -------------    --------------
                                                                                                 (in thousands)
ASSETS
Current assets:
     Cash............................................................................      $    809         $  2,024
     Marketable securities...........................................................            13                9
     Accounts receivable, net of allowance for doubtful accounts of $1,085 and
        $858 at March 31, 2000 and December 31, 1999, respectively...................        13,119           11,982
     Receivables from pass-through costs.............................................         1,361            1,122
     Unbilled services...............................................................         1,410            1,082
     Current portion of deferred tax asset...........................................           333              186
     Income tax receivable...........................................................         3,901            2,572
     Other current assets............................................................         1,143              449
                                                                                        -------------    --------------
            Total current assets.....................................................        22,089           19,426
                                                                                        -------------    --------------
Property and equipment, net..........................................................        10,285            7,957
Goodwill, net........................................................................        81,515           83,842
Deferred tax asset...................................................................           463              436
Deposits and other assets............................................................         1,004            1,314
                                                                                        -------------    --------------
            Total assets.............................................................      $115,356         $112,975
                                                                                        =============    ==============

LIABILITIES AND INVESTMENTS AND ADVANCES FROM SNYDER COMMUNICATIONS
Current liabilities:
     Accrued payroll.................................................................      $  2,663         $  2,602
     Accounts payable................................................................         3,016            3,134
     Accrued expenses................................................................         5,860           11,112
     Client advances.................................................................           629            1,365
     Unearned revenue................................................................         1,002            1,207
     Payable to SNC..................................................................        20,237            7,613
                                                                                        -------------    --------------
            Total current liabilities................................................        33,407           27,033
                                                                                        -------------    --------------

Long term debt.......................................................................        23,349           23,349
Long term obligations under capital leases...........................................           243              401
Commitments and contingencies
Investments and advances from Snyder Communications..................................        58,357           62,192
                                                                                        -------------    --------------
           Total liabilities and investments and advances from Snyder
             Communications..........................................................      $115,356         $112,975
                                                                                        =============    ==============

      See accompanying notes to condensed combined financial statements.

                                  CIRCLE.COM
          (Circle.com represents the businesses that comprise Synder
                            Communications, Inc.'s
                   Internet professional services business.)

                  CONDENSED COMBINED STATEMENTS OF OPERATIONS

                                                                            For the Three Months Ended
                                                                                     March 31,
                                                                      ---------------------------------------
                                                                          2000                       1999
                                                                      ------------               ------------
                                                                                   (in thousands)
Net revenues................................................            $ 16,677                   $  5,349
Operating expenses:
     Professional services..................................               9,989                      3,222
     Office and general.....................................              13,088                      3,312
                                                                      ------------               ------------
Income (loss) from operations...............................              (6,400)                    (1,185)
Interest expense, net, including amounts to SNC of $270
  for the three months ended March 31, 2000.................                (742)                         -
                                                                      ------------               ------------
Income (loss) before income taxes...........................              (7,142)                    (1,185)
Income tax provision (benefit)..............................              (1,500)                      (314)
                                                                      ------------               ------------
     Net loss...............................................            $ (5,642)                  $   (871)
                                                                      ============               ============

      See accompanying notes to condensed combined financial statements.

                                  CIRCLE.COM
          (Circle.com represents the businesses that comprise Synder
                            Communications, Inc.'s
                   Internet professional services business.)

                  CONDENSED COMBINED STATEMENTS OF CASH FLOWS
                                  (unaudited)

                                                                                 For the Three Months Ended
                                                                                          March 31,
                                                                           ---------------------------------------
                                                                               2000                       1999
                                                                           ------------               ------------
                                                                                       (in thousands)
Cash flows from operating activities:
    Net loss..........................................................       $ (5,642)                  $   (871)
    Adjustments to reconcile net loss to net cash
      used in operating activities:
         Depreciation and amortization................................          2,984                        540
         Deferred taxes...............................................           (174)                         6
         Non-cash expense for restricted stock........................            100                          -
    Changes in assets and liabilities:
         Accounts receivable, net.....................................         (1,137)                      (275)
         Receivables from pass-through costs..........................           (239)                       434
         Payable to SNC...............................................         12,624                          -
         Unbilled services............................................           (328)                      (177)
         Taxes receivable.............................................         (1,329)                         -
         Other current assets.........................................           (694)                       (54)
         Deposits and other assets....................................            310                          -
         Accrued payroll, accounts payable and accrued expenses.......           (340)                    (1,080)
         Client advances..............................................           (736)                         -
         Unearned revenue.............................................           (205)                        41
                                                                           ------------               ------------
             Net cash provided by (used in) operating activities......          5,194                     (1,436)
                                                                           ------------               ------------
Cash flows from investing activities:
    Purchase of property and equipment................................         (2,904)                    (1,078)
    Purchase of subsidiaries and other intangibles....................         (3,473)                         -
                                                                           ------------               ------------
             Net cash used in investing activities....................         (6,377)                    (1,078)
                                                                           ------------               ------------
Cash flows from financing activities:
    Investment and advances from Snyder Communications, net...........              -                      2,494
    Repayment of loans to employees for purchase of stock.............             28                          -
    Payments on capital lease obligations.............................            (61)                         -
                                                                           ------------               ------------
             Net cash provided by (used in) financing activities......            (33)                     2,494
                                                                           ------------               ------------
Effect of exchange rate changes.......................................              1                         20
Net increase (decrease) in cash and equivalents.......................         (1,215)                         -
Cash and equivalents, beginning of period.............................          2,024                          -
                                                                           ------------               ------------
Cash and equivalents, end of period...................................       $    809                   $      -
                                                                           ============               ============
Disclosure of noncash activities:
    Business acquired with Snyder Communications common stock.........       $  1,674                   $      -

       See accompanying notes to condensed combined financial statements.

                                  CIRCLE.COM
          (Circle.com represents the businesses that comprise Synder
                            Communications, Inc.'s
                   Internet professional services business.)

           CONDENSED COMBINED STATEMENTS OF CHANGES IN GROUP EQUITY
                                  (unaudited)
                                (in thousands)

                                                                                    Other
                                                                   Retained     Comprehensive
                                                          Other    Earnings     Income (Loss)    Total
                                                       --------------------------------------------------
Balance at December 31, 1999                             $76,957   $(14,762)         $(3)       $62,192
     Net loss......................................            -     (5,642)           -         (5,642)
     Foreign currency translation adjustment.......            -          -            1              1
     Restricted stock vesting......................          100          -            -            100
     Capital contribution..........................        1,674          -            -          1,674
     Unrealized gain on marketable securities......            -          -            4              4
     Repayment of loan to employees for
       purchase of stock...........................           28          -            -             28
                                                       --------------------------------------------------
Balance at March 31, 2000..........................      $78,759   $(20,404)         $ 2        $58,357
                                                       ==================================================

       See accompanying notes to condensed combined financial statements.

                                  CIRCLE.COM
          (Circle.com represents the businesses that comprise Synder
                            Communications, Inc.'s
                   Internet professional services business.)

               Notes to Condensed Combined Financial Statements
                                  (unaudited)


1.   Organization, Basis of Presentation and Business:

  Organization

     Snyder Communications, Inc. ("Snyder Communications"), a Delaware corporation, completed an initial public offering of its common stock on September 24, 1996. Snyder Communications provides direct marketing, advertising and communications services and Internet professional services.

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

     The condensed combined financial statements of Circle.com should be read in conjunction with the condensed consolidated financial statements of Snyder Communications and the condensed combined financial statements of SNC.

  Basis of Presentation

     The accompanying unaudited condensed combined financial statements have been prepared by Snyder Communications, Inc. pursuant to the interim rules and regulations of the Securities and Exchange Commission ("SEC"). As a result, certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles ("GAAP") have been condensed or omitted. The Company believes that the disclosures made are adequate to make the information presented not misleading. The condensed combined financial statements reflect all adjustments (consisting of only normal recurring adjustments) which, in the opinion of management, are necessary to present fairly the financial position, results of operations and cash flows of Circle.com as of March 31, 2000 and for the three months ended March 31, 2000 and 1999. Operating results for the three month period ended March 31, 2000 are not necessarily indicative of the results that may be expected for the year ended December 31, 2000. The unaudited condensed combined financial statements should be read in conjunction with the financial statements and footnotes thereto included in the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1999, as filed with the Securities and Exchange Commission on March 30, 2000.

     Circle.com recorded $40,200 and $224,000 of revenue for services provided to SNC for the three months ending March 31, 2000 and March 31, 1999, respectively.

2.   Pending Acquisition of SNC Common Stock by Havas Advertising:

     On February 20, 2000, Havas Advertising, HAS Acquisition Corp. and Snyder Communications, Inc. entered into an Agreement and Plan of Merger (the "Merger Agreement"), pursuant to which HAS Acquisition Corp. will be merged with and into Snyder Communications, with Snyder Communications surviving as a subsidiary of Havas Advertising (the "Merger"). Under the terms of the Merger Agreement, holders of SNC Common Stockcommon stock will receive American Depositary Shares of Havas Advertising ("Havas Advertising ADSs"), the

                                  CIRCLE.COM
          (Circle.com represents the businesses that comprise Synder
                            Communications, Inc.'s
                   Internet professional services business.)

               Notes to Condensed Combined Financial Statements
                                  (unaudited)


number of which will be based on a formula which values the SNC common stock at $29.50 per share, and which will value the Havas Advertising ADSs (one ADS to be equal to a fraction of a share of Havas Advertising stock) based on an average closing sale price of the Havas Advertising stock on the Premier Marche of the Bourse de Paris for the 20 days ending on the date immediately prior to the Merger, subject to a minimum and maximum amount. The Circle.com common stock will remain outstanding. The consummation of the Merger is subject to certain conditions, including approval by the stockholders of each of Snyder Communications and Havas Advertising and receipt of all required regulatory approvals. The items included in the notes to the combined financial statements do not address any impact that the Merger could have on the financial condition or results of operations of Snyder Communications or Circle.com.

3. Business Combinations:

     During 1999, Snyder Communications completed purchase business combinations including Tsunami Consulting Group, Inc., Natural Intelligence, Inc., Interactive Bureau and NetMarquee for total consideration paid of approximately $68.8 million (19,412 shares of Snyder Communications common stock, 4,555,217 shares of Circle.com common stock and $22.1 million in cash). These purchase business combinations have resulted in additional goodwill of approximately $73.5 million. Each of these acquired businesses constitute a part of Circle.com's business. Circle.com did not complete any purchase business combinations during the three months ended March 31, 2000.

     The following table presents pro forma financial information as if the 1999 purchases had been consummated at the beginning of the period presented and all of Circle.com's operations had been taxed as a C corporation.

                                               For the Three Months Ended
                                                        March 31,
                                                          1999
                                             -------------------------------
                                                     (in thousands)
                                                       (unaudited)
     Pro forma revenues...................               $  9,785
     Pro forma net loss...................               $ (1,536)

Item 2.  Management's Discussion and Analysis of Financial Condition and Results
--------------------------------------------------------------------------------
         of Operations
         -------------

              SNYDER COMMUNICATIONS, INC.-MANAGEMENT'S DISCUSSION
         AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     The following discussion of the results of operations and of liquidity and capital resources of Snyder Communications, Inc. ("Snyder Communications" or the "Company") is based upon the Company's condensed consolidated financial statements. The following discussion should be read in conjunction with the condensed consolidated financial statements of the Company and the related notes thereto included elsewhere in this Quarterly Report on Form 10-Q.

     On February 20, 2000, Havas Advertising, HAS Acquisition Corp. and Snyder Communications, Inc. entered into an Agreement and Plan of Merger, pursuant to which HAS Acquisition Corp. will be merged with and into Snyder Communications, with Snyder Communications surviving as a subsidiary of Havas Advertising (the "Merger"). The consummation of the Merger is subject to certain conditions, including approval by the stockholders of each of Snyder Communications and Havas Advertising and receipt of all required regulatory approvals. The items included in this Quarterly Report on Form 10-Q discuss the business, results of operations, and financial condition of Snyder Communications without regard to the impact that the Merger could have on the Company.

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

Overview

     Since completing our initial public offering in September 1996, we have significantly expanded the range of marketing services we are able to offer our clients. This expansion has been accomplished by creating and initiating new programs or service offerings and by acquiring businesses that offer complementary services. Our strategy has been to grow our existing business and to integrate services of our acquired companies with those of our existing operations. The service offerings of acquired companies have been Condensed with those previously offered by us to create SNC and Circle.com. SNC consists of the Brann Worldwide, Bounty SCA Worldwide and Arnold Communications networks. Brann Worldwide provides direct marketing and sales services for its clients, such as direct mail advertising. Bounty SCA Worldwide distributes product samples and other advertising materials for its clients. Arnold Communications operates SNC's advertising and public relations operations. Circle.com is our Internet professional services agency network. We strive to integrate our service capabilities within, as well as across, our networks. The SNC stock separately tracks the performances of SNC and a retained interest in Circle.com. The Circle.com stock separately tracks the performance of Circle.com.

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

              SNYDER COMMUNICATIONS, INC.-MANAGEMENT'S DISCUSSION
         AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


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

     Non-recurring costs in the first quarter of 2000 consist of costs related to the planned acquisition of the SNC common stock by Havas Advertising. Nonrecurring costs recorded in the first quarter of 1999 consist of costs to integrate acquired companies pursuant to a plan initiated in the fourth quarter of 1998.

     The following sets forth, for the periods indicated, certain components of our income statement data, including such data as a percentage of revenues.

                                                                            For the Three Months Ended
                                                                                     March 31,
                                                              ------------------------------------------------------
                                                                        2000                           1999
                                                              ------------------------------------------------------
                                                                             (dollars in thousands)
Net Revenues                                                  $173,933       100.0%            $138,082       100.0%
Operating expenses:
Cost of services                                               121,138        69.6               90,941        65.9
Selling, general and administrative expenses                    41,311        23.8               24,157        17.5
Non-recurring costs                                              3,988         2.3                  710          .5
                                                              ---------------------            ---------------------

Income (loss) from operations                                    7,496         4.3               22,274        16.1
                                                              ---------------------            ---------------------

Interest expense                                                (4,195)       (2.4)                (287)        (.2)
Interest income                                                  1,026          .6                  669          .5
Income tax provision                                             4,374         2.5                8,832         6.4
                                                              ---------------------            ---------------------

Income (loss) from continuing operations                           (47)          -               13,824        10.0
                                                              ---------------------            ---------------------

Income (loss) from discontinued operations (net of
  income taxes)                                                      -           -                5,090         3.7
                                                              ---------------------            ---------------------

Net income (loss)                                             $    (47)          -%            $ 18,914        13.7%
                                                              =====================            =====================

Three Months Ended March 31, 2000 Compared to Three Months Ended March 31, 1999

     Revenues. Snyder Communications' revenues increased $35.8 million, or 25.9%, to $173.9 million in the first quarter of 2000 from $138.1 million in the first quarter of 1999. Revenues at Arnold Communications increased $6.7 million, or 21.3%, during the period as a result of increased creative and advertising services provided to new and existing clients, primarily in the U.S. This increase accounted for 18.7% of the total increase in revenues for the three months ended March 31, 2000. Revenues at Brann Worldwide were unchanged during the three months ended March 31, 2000 compared to the same period of 1999. Brann Worldwide experienced a reduction in revenue from the sale of long distance telephone service, which was offset by an increase in other services provided to new and existing clients and by revenues from Broadwell Marketing Group, which was purchased in the second quarter of 1999. Revenues at Bounty SCA Worldwide increased $17.7 million, or 66.8%,

              SNYDER COMMUNICATIONS, INC.-MANAGEMENT'S DISCUSSION
         AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

during the period primarily as a result of the purchase of Media Syndication Global on March 30, 1999. The Bounty SCA Worldwide increase accounted for 49.4% of the total increase in revenue for the three months ended March 31, 2000. Revenues of Circle.com increased $11.4 million, or 215.1%, in the first quarter of 2000 compared to the first quarter of 1999 as a result of increases in services provided to both new and existing clients and from purchase transactions completed in 1999. The Circle.com increase accounted for 31.8% of the total increase in revenue for the three months ended March 31, 2000.

     Cost of services. Snyder Communications' cost of services increased $30.2 million, or 33.2%, to $121.1 million in the first quarter of 2000 from $90.9 million in the first quarter of 1999. Cost of services as a percentage of revenue increased to 69.6% in the first quarter of 2000 from 65.9% in the first quarter of 1999. The dollar fluctuations in cost of services at Arnold Communications, Bounty SCA Worldwide, and Circle.com correspond to the revenue changes discussed above. Cost of services within the Brann Worldwide network increased $4.2 million, or 8.0%, during the period. The increased costs resulting from the increased level of services provided in the Brann Worldwide network described above was not fully offset by the reduction of variable costs related to the reduced revenue from the sale of long distance telephone service. As a result, cost of services as a percentage of revenue for Brann Worldwide increased to 75.1% in the first quarter of 2000 compared to 69.5% in the first quarter of 1999. Bounty SCA Worldwide's cost of services as a percentage of revenues increased to 59.8% in the first quarter of 2000 from 51.9% in the first quarter of 1999 primarily as a result of the purchase of MSG, which has a lower gross margin than Bounty SCA Worldwide's other businesses. Arnold Communications' cost of services as a percentage of revenues increased to 69.1% in the first quarter of 2000 from 67.5% for the same period in 1999.

     Selling, general and administrative expenses. Snyder Communications' selling, general and administrative expenses increased $17.1 million, or 70.7%, to $41.3 million in the first quarter of 2000 compared to $24.2 million in the same period of 1999. $8.0 million, or 46.8%, of the $17.1 million increase results from expenses of entities which were acquired in 1999 within both the SNC and Circle.com business units. The remaining increase results from additional costs necessary to support the growth of the company.

     Non-recurring costs. Non-recurring costs in the first quarter of 2000 consist of costs related to the planned acquisition of the SNC common stock by Havas Advertising. The $4.0 million consists primarily of investment banking , legal and accounting fees. The $0.7 million of non-recurring costs recorded in the first quarter of 1999 consist of costs to integrate acquired companies pursuant to a plan initiated in the fourth quarter of 1998.

     Interest expense. Interest expense increased $3.9 million, to $4.2 million in the first quarter of 2000 from $0.3 million in the first quarter of 1999.
The increase in interest expense is attributable to borrowings under the $195 million unsecured revolving credit facility for the re-purchase of Snyder Communications' stock and for acquisitions in 1999.

     Interest income. Interest income increased $0.3 million, or 42.9%, to $1.0 million in the first quarter of 2000 from $0.7 million in the first quarter of 1999. Interest income varies based on the amount of cash and equivalents available for investment during the periods and on prevailing short-term interest rates.

     Income tax provision. Snyder Communications recorded a tax provision of $4.4 million in the first quarter of 2000 and $8.8 million in the first quarter
of 1999.   The actual tax provision recorded in the periods differs from the effective rate primarily due to the non-deductibility of certain goodwill amortization and non-recurring costs recorded during the periods.

     Income (loss) from continuing operations. As a result of all the factors discussed above, income from continuing operations decreased to a $47,000 loss in the first quarter of 2000 from $13.8 million income in the first quarter of 1999.

     Income (loss) from discontinued operations (net of income taxes). The $5.1 million income from discontinued operations in the first quarter of 1999 represents the results of Snyder Communications' healthcare services group, which was spun off to the Snyder Communications stockholders on September 27, 1999.

              SNYDER COMMUNICATIONS, INC.-MANAGEMENT'S DISCUSSION
         AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


     Net income (loss). Snyder Communications' net income decreased to a $47,000 loss in the first quarter of 2000 from $18.9 million income in the first quarter of 1999 as a result of the spin-off of the healthcare services group and the other factors discussed above.

Liquidity and Capital Resources

     At March 31, 2000, we had $56.2 million in cash and equivalents. Cash and equivalents decreased $33.4 million during the three months ended March 31, 2000, due to the $33.2 million used in operating activities, the $15.0 million net cash used in investing activities, the $0.1 million effect of changes in the exchange rate, offset by the $15.0 million provided by financing activities. The $15.0 million in cash provided by financing activities consists primarily of proceeds received from the exercise of stock options and borrowing under the Company's line of credit. The $15.0 million in cash used in investing activities consists primarily of cash used for capital expenditures and earn-out payments related to previously acquired businesses.

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

     At March 31, 2000, there was $185 million in outstanding borrowings under the Company's $195 million credit facility at a weighted average interest rate of 7.767%.

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

                  SNC MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                 FINANCIAL CONDITION AND RESULTS OF OPERATIONS


     The following discussion of SNC's results of operations and of its liquidity and capital resources is based upon SNC's condensed combined financial statements. The following discussion should be read in conjunction with the condensed combined financial statements of SNC and the related notes thereto included elsewhere in this Quarterly Report on Form 10-Q.

     On February 20, 2000, Havas Advertising, HAS Acquisition Corp. and Snyder Communications, Inc. entered into an Agreement and Plan of Merger, pursuant to which HAS Acquisition Corp. will be merged with and into Snyder Communications, with Snyder Communications surviving as a subsidiary of Havas Advertising (the "Merger"). The consummation of the Merger is subject to certain conditions, including approval by the stockholders of each of Snyder Communications and Havas Advertising and receipt of all required regulatory approvals. The items included in this Quarterly Report on Form 10-Q discuss the business, results of operations, and financial condition of Snyder Communications without regard to the impact that the Merger could have on the Snyder Communications, SNC, or Circle.com.

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

     Non-recurring costs in the first quarter of 2000 consist of costs related to the planned acquisition of the SNC common stock by Havas Advertising. Nonrecurring costs recorded in the first quarter of 1999 consist of costs to integrate acquired companies pursuant to a plan initiated in the fourth quarter of 1998.

     The following sets forth, for the periods indicated, certain components of SNC's income statement data, including such data as the percentage of revenues.

                  SNC MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                 FINANCIAL CONDITION AND RESULTS OF OPERATIONS


                                                                             For the Three Months Ended
                                                                                      March 31,
                                                              ------------------------------------------------------
                                                                       2000                             1999
                                                              ------------------------------------------------------
                                                                           (dollars in thousands)
Net Revenues                                                  $157,296       100.0%            $132,957       100.0%
Operating expenses:
Cost of services                                               109,089        69.4               87,122        65.5
Selling, general and administrative expenses                    30,323        19.3               21,666        16.3
Non-recurring costs                                              3,988         2.5                  710          .5
                                                              ---------------------            ---------------------

Income (loss) from operations                                   13,896         8.8               23,459        17.7
                                                              ---------------------            ---------------------

Interest expense                                                (3,715)       (2.4)                (287)        (.2)
Interest income                                                  1,288          .8                  669          .5
Income tax provision                                             5,874         3.7                9,146         6.9
                                                              ---------------------            ---------------------

Income (loss) from continuing operations                         5,595         3.5               14,695        11.1
                                                              ---------------------            ---------------------

Income (loss) from discontinued operations
  (net of income taxes)                                              -           -                5,090         3.8
                                                              ---------------------            ---------------------

Net income (loss)                                             $  5,595         3.5%            $ 19,785        14.9%
                                                              =====================            =====================

Three Months Ended March 31, 2000 Compared to Three Months Ended March 31, 1999

     Revenues. SNC's revenues increased $24.3 million, or 18.3%, to $157.3 million in the first quarter of 2000 from $133.0 million in the first quarter of 1999. Revenues at Arnold Communications increased $6.7 million, or 21.3%, during the period as a result of increased creative and advertising services provided to new and existing clients, primarily in the U.S. This increase accounted for 27.6% of the total increase in revenues for the three months ended March 31, 2000. Revenues at Brann Worldwide were unchanged during the three months ended March 31, 2000 compared to the same period of 1999. Brann Worldwide experienced a reduction in revenue from the sale of long distance telephone service, which was offset by an increase in other services provided to new and existing clients and by revenues from Broadwell Marketing Group, which was purchased in the second quarter of 1999. Revenues at Bounty SCA Worldwide increased $17.7 million, or 66.8%, during the period primarily as a result of the purchase of Media Syndication Global on March 30, 1999. The Bounty SCA Worldwide increase accounted for 72.8% of the total increase in revenue for the three months ended March 31, 2000.

     Cost of services. SNC's cost of services increased $22.0 million, or 25.3%, to $109.1 million in the first quarter of 2000 from $87.1 million in the first quarter of 1999. Cost of services as a percentage of revenue increased to 69.4% in the first quarter of 2000 from 65.5% in the first quarter of 1999. The dollar fluctuations in cost of services at Arnold Communications and Bounty SCA Worldwide correspond to the revenue changes discussed above. Cost of services within the Brann Worldwide network increased $4.2 million, or 8.0%, during the period. The increased costs resulting from the increased level of services provided in the Brann Worldwide network described above was not fully offset by the reduction of variable costs related to the reduced revenue from the sale of long distance telephone service. As a result, cost of services as a percentage of revenue for Brann Worldwide increased to 75.1% in the first quarter of 2000 compared to 69.5% in the first quarter of 1999. Bounty SCA Worldwide's cost of services as a percentage of revenues increased to 59.8% in the first quarter of 2000 from 51.9%

                  SNC MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                 FINANCIAL CONDITION AND RESULTS OF OPERATIONS


in the first quarter of 1999 primarily as a result of the purchase of MSG, which has a lower gross margin than Bounty SCA Worldwide's other businesses. Arnold Communications' cost of services as a percentage of revenues increased to 69.1% in the first quarter of 2000 from 67.5% for the same period in 1999.

     Selling, general and administrative expenses. SNC's selling, general and administrative expenses increased $8.6 million, or 39.6%, to $30.3 million in the first quarter of 2000 compared to $21.7 million the same period of 1999. $3.7 million, or 42.5%, of the $8.7 million increase results from expenses of entities which were acquired in 1999, including MSG. The remaining increase results from additional costs necessary to support the growth of the company.

     Non-recurring costs. Non-recurring costs in the first quarter of 2000 consist of costs related to the planned acquisition of the SNC common stock by Havas Advertising. The $4.0 million consists primarily of investment banking , legal and accounting fees. The $0.7 million of non-recurring costs recorded in the first quarter of 1999 consist of costs to integrate acquired companies pursuant to a plan initiated in the fourth quarter of 1998.

     Interest expense. Interest expense increased $3.4 million, to $3.7 million in the first quarter of 2000 from $0.3 million in the first quarter of 1999.
The increase in interest expense is attributable to borrowings under the $195 million unsecured revolving credit facility.

     Interest income. Interest income increased $0.6 million, or 85.7%, to $1.3 million in the first quarter of 2000 from $0.7 million in the first quarter of 1999. Approximately $0.3 million of the increase in interest income relates to amounts advanced to Circle.com by SNC following the October 22, 1999 recapitalization. Otherwise, interest income varies based on the amount of cash and equivalents available for investment during the periods and on prevailing short-term interest rates.

     Income tax provision. SNC recorded a tax provision of $5.9 million in the first quarter of 2000. SNC recorded a $9.1 million tax provision in the first quarter of 1999. SNC's effective tax rate on recurring operations is approximately 38.0% for the both first quarter of 2000 and 1999. The actual tax provision recorded differs from the effective rate partly due to the non-deductibility of certain goodwill amortization and non-recurring costs recorded during the periods.

     Income (loss) from continuing operations. As a result of all the factors discussed above, income from continuing operations decreased to $5.6 million in the first quarter of 2000 from $14.7 million in the first quarter of 1999, a 61.9% decrease.

     Income (loss) from discontinued operations (net of income taxes). The $5.1 million income from discontinued operations in the first quarter of 1999 represents the results of SNC's healthcare services group, which was spun off to the Snyder Communications stockholders on September 27, 1999.

     Net income (loss). SNC's net income decreased to $5.6 million in the first quarter of 2000 from $19.8 million in the first quarter of 1999 as a result of the spin-off of the healthcare services group and the other factors discussed above.

Liquidity and Capital Resources

     At March 31, 2000, SNC had $55.4 million in cash and equivalents. Cash and equivalents decreased $32.1 million during the three months ended March 31, 2000, due to the $38.4 million used in operating activities, the $8.7 million cash used in investing activities, the $0.1 million effect of changes in the exchange rate, offset by the $15.0 million provided by financing activities of continuing operations. The cash provided by financing activities consists primarily of proceeds from the exercise of stock options and borrowing under the Company's line of credit. The $8.7 million in cash used in investing activities consists primarily of cash used for capital expenditures and earn-out payments related to previously acquired businesses.

     SNC believes that its cash and equivalents, as well as the cash provided by operations and available financing, will be sufficient to fund its current operations, planned capital expenditures and anticipated growth of its

                          SNC-MANAGEMENT'S DISCUSSION
         AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


existing business over the next 12 months and beyond. We currently do not have any significant contractual purchasing obligations other than existing facility and equipment operating leases.

     On March 31, 2000, there was $185 million in outstanding borrowings under the credit facility at a weighted average interest rate of 7.767% and $161.7 million of that debt was attributed to SNC.

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

                      CIRCLE.COM-MANAGEMENT'S DISCUSSION
         AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


     The following discussion of Circle.com's results of operations and of its liquidity and capital resources is based upon Circle.com's condensed combined financial statements. The following discussion should be read in conjunction with the condensed combined financial statements of Circle.com and the related notes thereto included elsewhere in this Quarterly Report on Form 10-Q.

     On February 20, 2000, Havas Advertising, HAS Acquisition Corp. and Snyder Communications, Inc. entered into an Agreement and Plan of Merger, pursuant to which HAS Acquisition Corp. will be merged with and into Snyder Communications, with Snyder Communications surviving as a subsidiary of Havas Advertising (the "Merger"). The consummation of the Merger is subject to certain conditions, including approval by the stockholders of each of Snyder Communications and Havas Advertising and receipt of all required regulatory approvals. The items included in this Quarterly Report on Form 10-Q discuss the business, results of operations, and financial condition of Snyder Communications without regard to the impact that the Merger could have on the Snyder Communications, SNC, or Circle.com.

Overview

     Circle.com is engaged in the Internet professional services business. Circle.com's services include strategic e-commerce consulting, online marketing plan development, online brand development, customer research, electronic customer relationship (e-CRM) planning, user interface design, creative design, and online media planning, which it refers to as "front-end services," as well as architecture design, systems integration, implementation and ongoing performance analysis, which it refers to as "back-end services." Until May 1999, the operations of Circle.com were contained within the Brann Worldwide and Arnold Communications networks of Snyder Communications. In May 1999, these operations were coordinated under the name Circle.com and placed under the responsibility of a single management team.

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

                      CIRCLE.COM-MANAGEMENT'S DISCUSSION
         AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


                                                                              For the Three Months Ended
                                                                                       March 31,
                                                               ------------------------------------------------------
                                                                        2000                            1999
                                                               ------------------------------------------------------
                                                                               (dollars in thousands)
Net Revenues                                                   $16,677        100.0%            $ 5,349        100.0%
Operating expenses:
Professional services                                            9,989         59.9               3,222         60.2
Office and general expenses                                     13,088         78.5               3,312         61.9
                                                               ---------------------            ---------------------

Income (loss) from operations                                   (6,400)       (38.4)             (1,185)       (22.1)
                                                               ---------------------            ---------------------

Interest expense                                                  (750)        (4.4)                  -            -
Interest income                                                      8            -                   -            -
                                                               ---------------------            ---------------------

Income (loss) before income taxes                               (7,142)       (42.8)             (1,185)       (22.1)
                                                               ---------------------            ---------------------

Income tax provision (benefit)                                  (1,500)        (9.0)               (314)        (5.9)
                                                               ---------------------            ---------------------

Net loss                                                       $(5,642)       (33.8)%           $  (871)       (16.2)%
                                                               =====================            =====================


Three Months Ended March 31, 2000 Compared to Three Months Ended March 31, 1999

     Revenues. Circle.com's revenues increased $11.4 million, or 215.1%, to $16.7 million in the first quarter of 2000 from $5.3 million in the first quarter of 1999. $6.4 million, or 56.1%, of the $11.4 million increase is from entities which Circle.com purchased following the first quarter of 1999. The remaining $5.0 million of the increase is attributable to additional levels of service provided to both new and existing clients in both the U.S. and the U.K. as more companies recognize that the Internet is an increasingly important marketing tool and an effective way to reach customers.

     Professional services expense. Circle.com's professional services expense increased $6.8 million, or 212.5%, to $10.0 million in the first quarter of 2000 compared to $3.2 million in the first quarter of 1999. The dollar increase in professional service expenses is consistent with the purchase transactions and increase in personnel at Circle.com necessary to support the increased level of business in the first quarter of 2000. Professional services expense as a percentage of net revenues decreased slightly to 59.9% in the first quarter of 2000 compared to 60.2% in the first quarter of 1999.

     Office and general expenses. Office and general expense increased $9.8 million, or 297.0%, to $13.1 million in the first quarter of 2000 from $3.3 million in the first quarter of 1999. The increase in office and general expense is consistent with the purchase transactions and the expansion of our infrastructure to support increased levels of revenue, and includes $2.0 million of additional goodwill amortization in the first quarter of 2000 compared to 1999. In addition, the first quarter of 2000 includes increased costs related to having a publicly traded security following the October 22, 1999 recapitalization.

     Interest expense, net. Interest expense, net was $0.7 million in the first quarter of 2000. The 2000 interest expense is related to the debt attributed to Circle.com by Snyder Communications for certain acquisitions and for amounts advanced to Circle.com by SNC following the October 22, 1999 recapitalization. There was no interest expense recorded in the first quarter of 1999.

                      CIRCLE.COM-MANAGEMENT'S DISCUSSION
         AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


     Income tax provision. Circle.com recorded a tax benefit of $1.5 million in the first quarter of 2000. Circle.com's effective tax rate on recurring operations is approximately 21.0% for the first quarter of 2000. The actual tax provision recorded differs from the effective rate primarily due to the non-deductibility of certain goodwill amortization recorded during the period. Circle.com recorded a tax benefit of $0.3 million in the first quarter of 1999.

     Net loss. As a result of all the factors discussed above, Circle.com's net loss increased to $5.6 million in the first quarter of 2000 from $0.9 million in the first quarter of 1999.

Liquidity and Capital Resources

     Circle.com has incurred cumulative losses of $20.4 million from its inception through March 31, 2000. Circle.com recorded a net loss of $5.6 million in the first quarter of 2000. Circle.com has relied on investments and advances from SNC in order to build its business, acquire Internet services companies, and to fund its operating and net losses.

     SNC invested $79.4 million in Circle.com cumulatively through the October 22, 1999 Recapitalization date. In addition to the $79.4 million investment, SNC also loaned $20.2 million to Circle.com between October 22, 1999 and March 31, 2000. The $20.2 million loan is interest bearing. Until May 1999, the operations of Circle.com were contained within the Brann Worldwide and Arnold Communications networks, and the operations which became Circle.com did not have separately identified cash. As March 31, 2000, Circle.com had $0.8 million of cash.

     We believe that cash on hand as of March 31, 2000 will not be sufficient to fund the operations of Circle.com through the end of 2000. We currently expect that Circle.com will require additional cash to fund its growth and operating losses over the next year and beyond. Accordingly, Circle.com will need to obtain additional funding from SNC, borrow money from a third party, or Snyder Communications may need to issue more shares of Circle.com common stock. If Snyder Communications issues additional shares of Circle.com stock in order to fund Circle.com's operating losses, the result could be a dilution of the interests of existing Circle.com stockholders and SNC's retained interest. Circle.com does not have any borrowing arrangement in place with a third party and, therefore, relies on Snyder Communications as its source of cash. Other than the $12.3 million of external debt allocated to Circle.com at the October 22, 1999 Recapitalization date, the funding provided to Circle.com by Snyder Communications prior to the issuance of the Circle.com common stock is considered an investment in Circle.com by Snyder Communications. Following the issuance of the Circle.com common stock, further cash provided to Circle.com by Snyder Communications has been considered an interest-bearing loan from SNC, and external borrowing for the purpose of acquisitions by Circle.com has continued to be allocated to Circle.com. As a result, with respect to interest and debt allocation to Circle.com, the historical financial statements will not be comparable to future periods.

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

PART II. OTHER INFORMATION


Item 6.  Exhibits and Reports on Form 8-K.

    (a) Exhibits

        27.1  Financial Data Schedule

    (b) Reports on Form 8-K

        (1) Current Report on Form 8-K, Item 5, filed on March 6, 2000, reporting that the Company, Havas Advertising, and HAS Acquisition Corp. had entered into an agreement and Plan of Merger on February 20, 2000.

                                  SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                             SNYDER COMMUNICATIONS, INC.
                                                     (Registrant)



Date: May 15, 2000                           /s/ Michele D. Snyder
     -------------                           ----------------------------------
                                                 Michele D. Snyder
                                                 Vice Chairman, President and
                                                 Chief Operating Officer
                                                 (Duly Authorized Officer)

Date: May 15, 2000                           /s/ A. Clayton Perfall
     -------------                           ----------------------------------
                                                 A. Clayton Perfall
                                                 Chief Financial Officer
                                                 (Principal Financial Officer)