Form 10-Q
period 2000-06-30
SNYDER COMMUNICATIONS INC
filed 2000-08-09
CIK 1017906

                                 United States
                      Securities and Exchange Commission
                            Washington, D.C. 20549

                                   Form 10-Q

[X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
      For the quarterly period ended June 30, 2000

                                      or

[  ]  Transition Report Pursuant to Section 13 or 15(d) of the Securities
      Exchange Act of 1934
      For the Transition Period From ___________ to _____________________

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

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

                                                                  Outstanding at
Class                                                             August 4, 2000
-----                                                             --------------

Snyder Communications, Inc. - SNC Common Stock, par value $0.001    72,341,799
Snyder Communications, Inc. - Circle.com Common Stock, par value    22,742,878
$0.001

                          SNYDER COMMUNICATIONS, INC.

                                   FORM 10-Q

                                     INDEX

PART  I.   FINANCIAL INFORMATION                                                                      Page
Item 1. Financial Statements

Snyder Communications, Inc. - Condensed Consolidated Financial Statements
The condensed consolidated financial statements of Snyder Communications, Inc. include all of the accounts and operating results of the corresponding SNC and Circle.com condensed combined financial statements.  Holders of SNC common stock and Circle.com common stock are stockholders of Snyder Communications, Inc. and are subject to all risks associated with an
 investment in Snyder Communications, Inc.                                                              1
Condensed Consolidated Balance Sheets as of June 30, 2000 (unaudited) and December 31, 1999
Condensed Consolidated Statements of Income for the three and six months ended June 30, 2000
 and 1999 (unaudited)                                                                                   2
Condensed Consolidated Statements of Cash Flows for the six months ended June 30, 2000 and
 1999 (unaudited)                                                                                       3
Condensed Consolidated Statement of Stockholders' Equity and Comprehensive Income for the six
 months ended June 30, 2000 (unaudited)                                                                 5
Notes to Condensed Consolidated Financial Statements                                                    6

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
Condensed Combined Balance Sheets as of June 30, 2000 (unaudited) and December 31, 1999                10
Condensed Combined Statements of Income for the three and six months ended June 30, 2000 and
 1999 (unaudited)                                                                                      11
Condensed Combined Statements of Cash Flows for the six months ended June 30, 2000 and 1999
 (unaudited)                                                                                           12
Condensed Combined Statement of Changes in Group Equity for the six months ended June 30, 2000
 (unaudited)                                                                                           14
Notes to Condensed Combined Financial Statements                                                       15

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
Condensed Combined Balance Sheets as of June 30, 2000 (unaudited) and December 31, 1999                18
Condensed Combined Statements of Operations for the three and six months ended June 30, 2000
 and 1999 (unaudited)                                                                                  19
Condensed Combined Statements of Cash Flows for the six months ended June 30, 2000 and 1999
 (unaudited)                                                                                           20
Condensed Combined Statement of Changes in Group Equity for the six months ended June 30, 2000
 (unaudited)                                                                                           21
Notes to Condensed Combined Financial Statements                                                       22

                          SNYDER COMMUNICATIONS, INC.

                                   FORM 10-Q

                               INDEX (continued)

Item 2. Management's Discussion and Analysis

Snyder Communications, Inc. Management's Discussion and Analysis of Financial Condition and
 Results of Operations                                                                         24

SNC Management's Discussion and Analysis of Financial Condition and Results of Operations      29

Circle.com Management's Discussion and Analysis of Financial Condition and Results of
 Operations                                                                                    34

PART II.  OTHER INFORMATION

Item 6. Exhibits and Reports on Form 8-K                                                       38

PART I.  FINANCIAL INFORMATION

                        SNYDER COMMUNICATIONS, INC.
                     CONDENSED CONSOLIDATED BALANCE SHEETS

                                                                                                           June 30,
                                                                                                             2000      December 31,
                                                                                                          (unaudited)      1999
                                                                                                          -----------  ------------
                                                                                                              (in thousands)
                                         ASSETS
Current assets:
  Cash and equivalents..............................................................................       $  74,895     $  89,545
  Marketable securities.............................................................................               5             9
  Accounts receivable, net of allowance for doubtful accounts of $ 8,424 and  $7,524 at June 30,
     2000 and December 31, 1999, respectively.......................................................         107,678       101,466
  Receivables from pass-through costs...............................................................         153,897       114,750
  Related party receivables.........................................................................             238           636
  Unbilled services.................................................................................          25,704        18,867
  Current portion of deferred tax asset.............................................................          11,349        10,865
  Other current assets..............................................................................          30,308        22,450
                                                                                                           ---------     ---------
  Total current assets..............................................................................         404,074       358,588
                                                                                                           ---------     ---------
Property and equipment, net.........................................................................          94,287        85,241
Goodwill and other intangible assets, net...........................................................         230,706       240,903
Deferred tax asset..................................................................................          89,472        92,312
Deposits and other assets...........................................................................           7,229         9,419
                                                                                                           ---------     ---------
    Total assets....................................................................................       $ 825,768     $ 786,463
                                                                                                           =========     =========
                         LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Lines of credit...................................................................................       $       -     $     970
  Current maturities of long-term debt..............................................................             442           551
  Accrued payroll...................................................................................          26,223        17,140
  Accounts payable..................................................................................         184,969       165,702
  Accrued expenses..................................................................................          96,453       105,556
  Client advances...................................................................................          10,799        11,208
  Unearned revenue..................................................................................          19,945        19,176
                                                                                                           ---------     ---------
     Total current liabilities......................................................................         338,831       320,303
                                                                                                           ---------     ---------
Related party borrowings............................................................................           7,078         8,731
Long-term obligations under capital leases..........................................................             700         1,202
Long-term debt, net of current maturities...........................................................         183,456       181,031
Other liabilities...................................................................................           3,893         3,678
Commitments and contingencies
Stockholders' Equity:
  Preferred stock, $.001 par value per share, 5,000 shares authorized, none issued and outstanding
     at June 30, 2000 or December 31, 1999..........................................................               -             -
  Common Stock
     SNC, $.001 par value per share, 320,000 shares authorized,  75,639 and  75,791 shares issued
     and outstanding at June 30, 2000 and December 31, 1999,  respectively..........................              76            76
     Circle.com, $.001 par value per share, 80,000 shares authorized, 23,753 and  23,660 shares
     issued and outstanding at June 30, 2000 and December 31, 1999, respectively....................              24            24
  Additional paid-in capital........................................................................         536,058       530,638
  Deferred compensation.............................................................................          (1,920)       (2,220)
  Treasury stock, at cost,  3,607 SNC shares and 1,010 Circle.com shares at June 30, 2000 and 4,659
     SNC shares and 1,045 Circle.com shares at December 31, 1999....................................         (67,626)      (81,974)
  Accumulated other comprehensive income (loss).....................................................          (7,005)       (2,434)
  Retained deficit..................................................................................        (167,797)     (172,592)
                                                                                                           ---------     ---------
       Total stockholders' equity...................................................................         291,810       271,518
                                                                                                           ---------     ---------
       Total liabilities and stockholders' equity...................................................       $ 825,768     $ 786,463
                                                                                                           =========     =========

    See accompanying notes to condensed consolidated financial statements.

                          SNYDER COMMUNICATIONS, INC.

                  CONDENSED CONSOLIDATED STATEMENTS OF INCOME

                                  (UNAUDITED)

                                                                                For the Three Months         For the Six Months
                                                                                    Ended June 30,              Ended June 30,
                                                                                    --------------              --------------
                                                                                 2000          1999           2000         1999
                                                                              -----------   -----------   -----------  -----------
                                                                                       (in thousands, except per share amount)
Net revenues.............................................................      $  176,959    $  161,345    $  350,892   $  299,426
Operating expenses:
  Cost of services.......................................................         122,335       109,806       243,473      200,736
  Selling, general and administrative expenses...........................          40,955        26,966        82,266       51,134
  Merger-related costs...................................................             325             -         4,313            -
  Acquisition and related costs..........................................               -           673             -        1,382
                                                                              -----------   -----------   -----------  -----------
Income (loss) from operations............................................          13,344        23,900        20,840       46,174
Interest expense.........................................................          (4,256)         (409)       (8,452)        (696)
Investment income........................................................           1,116           568         2,143        1,237
                                                                              -----------   -----------   -----------  -----------
Income (loss) from continuing operations before income taxes.............          10,204        24,059        14,531       46,715
Income tax provision.....................................................           5,117        10,356         9,491       19,188
                                                                              -----------   -----------   -----------  -----------

Income (loss) from continuing operations.................................           5,087        13,703         5,040       27,527
Income (loss) from discontinued operations (net of income taxes).........               -         7,549             -       12,639
                                                                              -----------   -----------   -----------  -----------
      Net income (loss)..................................................      $    5,087    $   21,252    $    5,040   $   40,166
                                                                              ===========   ===========   ===========  ===========

SNC (see note 2):
  Basic net income (loss) per share:
    Continuing operations................................................      $     0.13    $     0.20    $     0.20   $     0.40
    Discontinued operations..............................................               -          0.10             -         0.17
                                                                              -----------   -----------   -----------  -----------
  Total basic net income (loss) per share................................      $     0.13    $     0.30    $     0.20   $     0.57
                                                                              ===========   ===========   ===========  ===========

  Diluted net income (loss) per share:
    Continuing operations................................................      $     0.13    $     0.20    $     0.19   $     0.39
    Discontinued operations..............................................               -          0.10             -         0.17
                                                                              -----------   -----------   -----------  -----------
  Total diluted net income (loss) per share..............................      $     0.13    $     0.30    $     0.19   $     0.56
                                                                              ===========   ===========   ===========  ===========

  Shares used in computing basic net income per share....................          71,870        75,312        71,602       73,610

  Shares used in computing diluted net income per share..................          74,223        75,911        73,921       75,347

Circle.com (see note 2):
  Basic and diluted net loss per share...................................      $    (0.19)   $    (0.06)   $    (0.40)  $    (0.10)
                                                                              ===========   ===========   ===========  ===========

  Shares used in computing net loss per share............................          22,571        18,992        22,520       18,485
                                                                              ===========   ===========   ===========  ===========

    See accompanying notes to condensed consolidated financial statements.

                          SNYDER COMMUNICATIONS, INC.
                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (UNAUDITED)

                                                                              For the Six Months Ended
                                                                                      June 30,
                                                                       ------------------------------------
                                                                             2000                 1999
                                                                       ---------------       --------------
                                                                                   (in thousands)
Cash flows from operating activities of continuing
 operations:
  Income (loss) from continuing operations.....................            $     5,040          $    27,527
  Adjustments to reconcile net income (loss) from
    continuing operations to net cash provided by (used
    in) operating activities of continuing
    operations:
     Depreciation and amortization.............................                 19,937               12,921
     Noncash expense for restricted stock and option                               300                    -
       vesting.................................................
     Deferred taxes............................................                  2,356                3,687
     Loss on disposal of assets................................                    586                  401
     Other noncash amounts.....................................                   (150)                   -
  Changes in assets and liabilities:
     Accounts receivable, net..................................                 (6,348)              (7,912)
     Receivables from pass-through costs.......................                (39,147)             (12,737)
     Related party receivables.................................                    534                 (116)
     Unbilled services.........................................                 (6,837)               7,479
     Deposits and other assets.................................                  2,190                 (497)
     Other current assets......................................                 (7,858)             (10,059)
     Accrued payroll, accounts payable and                                      27,874                6,981
       accrued expenses........................................
     Client advances...........................................                   (409)              (6,855)
     Unearned revenue..........................................                    769                  928
                                                                       ---------------       --------------
     Net cash provided by (used in) operating
       activities of continuing operations.....................                 (1,163)              21,748
                                                                       ---------------       --------------
Cash flows from investing activities of continuing
 operations:
  Purchase of property and equipment...........................                (22,280)             (14,051)
  Net sales of marketable securities...........................                      -                  612
  Purchase of subsidiaries and intangible assets...............                 (5,418)             (32,915)
                                                                       ---------------       --------------
  Net cash provided by (used in) investing activities of
   continuing operations.......................................            $   (27,698)         $   (46,354)
                                                                       ---------------       --------------

    See accompanying notes to condensed consolidated financial statements.

                          SNYDER COMMUNICATIONS, INC.
          CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS (continued)
                                  (UNAUDITED)

                                                                                             For the Six Months Ended
                                                                                                     June 30,
                                                                                        -------------------------------------
                                                                                             2000                   1999
                                                                                        --------------         --------------
                                                                                                  (in thousands)
Cash flows from financing activities of continuing operations:
  Repayment of long-term notes payable to related parties..........................       $     (1,200)           $        (70)
  Repayments of loans to employees for purchase of stock...........................                 53                       -
  Net borrowings (repayments) on lines of credit and other debt....................              1,561                  22,725
  Payments on capital lease obligations............................................               (756)                   (877)
  Proceeds from exercise of options and employee stock purchase plan...............             14,865                  13,707
  Other............................................................................                 72                       -
                                                                                        --------------         --------------
    Net cash provided by financing activities of continuing operations.............             14,595                  35,485
                                                                                        --------------         --------------
  Effect of exchange rate changes..................................................               (384)                  1,009
  Net increase (decrease) in cash and equivalents of continuing operations.........            (14,650)                 11,888
  Investments and advances (to) from discontinued operations.......................                  -                 (11,227)
  Cash and equivalents, beginning of period........................................             89,545                  47,931
                                                                                        --------------         --------------
  Cash and equivalents, end of period..............................................       $     74,895            $     48,592
                                                                                        ==============         ==============
Disclosure of supplemental cash flow information:
  Cash paid for interest preferred stock...........................................              5,077                     810
  Cash paid for income taxes.......................................................              4,031                   5,025
Disclosure of noncash activities:
  Issuance of shares of common stock for purchase of subsidiaries..................              1,674                 120,948
  Tax benefit from exercise of stock options.......................................              3,311                   2,434

    See accompanying notes to condensed consolidated financial statements.

                          SNYDER COMMUNICATIONS, INC.

  CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY AND COMPREHENSIVE
                                    INCOME

                    FOR THE SIX MONTHS ENDED JUNE 30, 2000


                                                       SNC        SNC                       Circle.com
                                                     Common     Common       Circle.com       Common      Additional   Retained
                                                      Stock      Stock      Common Stock    Stock Par      Paid-In     Earnings
                                                     Shares    Par Value       Shares         Value        Capital    (Deficit)
                                                 -------------------------------------------------------------------------------
                                                                              (in thousands, except share data)
Balance, December 31, 1999.....................    75,791,000    $ 76        23,660,000       $ 24         $530,638   $(172,592)
 Issuance of shares for purchase of
  subsidiaries (unaudited).....................             -       -           121,000          -            1,674
 Foreign currency translation adjustment
   (unaudited).................................             -       -                 -          -                -           -
 Unrealized gain on marketable securities
   (unaudited).................................             -       -                 -          -                -
 Other (unaudited).............................      (152,000)      -           (28,000)         -            3,746        (245)
 Net income (unaudited)........................             -       -                 -          -                -       5,040
                                                 ------------------------------------------------------------------------------
Balance, June 30, 2000 (unaudited).............    75,639,000    $ 76        23,753,000       $ 24         $536,058   $(167,797)
                                                 ==============================================================================


                                                                                  Accumulated
                                                                                     Other
                                                         Deferred      Treasury  Comprehensive            Comprehensive
                                                       Compensation      Stock   Income (Loss)    Total   Income (Loss)
                                                    ---------------------------------------------------------------------
Balance, December 31, 1999.....................           $(2,220)    $(81,974)     $(2,434)    $271,518     $     -
 Issuance of shares for purchase of
  subsidiaries (unaudited).....................                 -            -            -        1,674           -
 Foreign currency translation adjustment
   (unaudited).................................                 -            -       (4,575)      (4,575)     (4,575)
 Unrealized gain on marketable securities
   (unaudited).................................                 -            -            4            4           4
 Other (unaudited).............................               300       14,348            -       18,149           -
 Net income (unaudited)........................                 -            -            -        5,040       5,040
                                                          ----------------------------------------------------------
Balance, June 30, 2000 (unaudited).............           $(1,920)    $(67,626)     $(7,005)    $291,810     $   469
                                                          ==========================================================

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

     On October 22, 1999, the Company completed a recapitalization (the "Recapitalization") in which the existing Snyder Communications, Inc. common stock was replaced by two new series of common stock: the "Circle.com common stock" and the "SNC common stock." The Circle.com common stock separately tracks the performance of the Company's Internet professional services business unit, which it refers to as "Circle.com," and the SNC common stock separately tracks the performance of the remaining businesses of the Company, which it refers to as its "SNC" business unit, and a retained interest in Circle.com. Each share of existing common stock of the Company was converted at the time of the Recapitalization into one share of SNC common stock and .25 of a share of Circle.com common stock.

   Basis of Presentation

     The accompanying unaudited condensed consolidated financial statements have been prepared by Snyder Communications, Inc. pursuant to the interim rules and regulations of the Securities and Exchange Commission ("SEC"). As a result, certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles ("GAAP") have been condensed or omitted. The Company believes that the disclosures made are adequate to make the information presented not misleading. The condensed consolidated financial statements reflect all adjustments (consisting of only normal recurring adjustments) which, in the opinion of management, are necessary to present fairly the financial position, results of operations and cash flows of the Company as of June 30, 2000 and for the six months ended June 30, 2000 and 1999. Operating results for the six month period ended June 30, 2000 are not necessarily indicative of the results that may be expected for the year ended December 31, 2000. The unaudited condensed consolidated financial statements should be read in conjunction with the financial statements and footnotes thereto included in the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1999, as filed with the Securities and Exchange Commission on March 30, 2000.

2. EARNINGS PER SHARE:

SNC Net Income Per Share. The following table summarizes the information required to calculate earnings per share for the SNC common stock for all periods presented:

                                                           For the Three Months       For the Six Months Ended
                                                              Ended June 30,                   June 30,
                                                         ------------------------   ----------------------------
                                                            2000          1999           2000           1999
                                                         ---------      ---------   -----------      -----------
                                                              (in thousands)              (in thousands)
                                                                (unaudited)                 (unaudited)
SNC income (loss) from continuing operations..........     $10,274       $15,223       $15,869        $29,918
Loss related to retained interest in Circle.com.......        (859)         (304)       (1,794)          (478)
                                                           -------       -------       -------        -------
Income (loss) from continuing operations attributed to
  SNC shareholders....................................       9,415        14,919        14,075         29,440
                                                           -------       -------       -------        -------
SNC income (loss) from discontinued operations........           -         7,549             -         12,639
                                                           -------       -------       -------        -------
Net income (loss) attributed to SNC shareholders......     $ 9,415       $22,468       $14,075        $42,079
                                                           =======       =======       =======        =======

Circle.com Net Loss Per Share. The following table summarizes the information required to calculate earnings per share for the Circle.com common stock for all periods presented:

                                                           For the Three Months       For the Six Months Ended
                                                              Ended June 30,                   June 30,
                                                         ------------------------   ----------------------------
                                                            2000          1999           2000           1999
                                                         ---------      ---------   -----------      -----------
                                                              (in thousands)              (in thousands)
                                                                (unaudited)                 (unaudited)
Circle.com net loss...................................    $(5,187)      $(1,520)      $(10,829)       $(2,391)
Loss attributable to SNC's retained interest..........        859           304          1,794            478
                                                          -------       -------       --------        -------
Net income (loss) attributable to Circle.com
 shareholders.........................................    $(4,328)      $(1,216)      $ (9,035)       $(1,913)
                                                          -------       -------       --------        -------

3. PENDING ACQUISITION OF SNC COMMON STOCK BY HAVAS ADVERTISING:

     On February 20, 2000, Havas Advertising, HAS Acquisition Corp. and Snyder Communications, Inc. entered into an Agreement and Plan of Merger (the "Merger Agreement"), pursuant to which HAS Acquisition Corp. will be merged with and into Snyder Communications, with Snyder Communications surviving as a subsidiary of Havas Advertising (the "Merger"). Under the terms of the Merger Agreement, holders of SNC common stock will receive American Depositary Shares of Havas Advertising ("Havas Advertising ADSs"), the number of which will be based on a formula which values the SNC common stock at $29.50 per share, and which will value the Havas Advertising ADSs (one ADS to be equal to a fraction of a share of Havas Advertising stock) based on an average closing sale price of the Havas Advertising stock on the Premier Marche of the Bourse de Paris for the 20 days ending on the date immediately prior to the Merger, subject to a minimum and maximum amount. The Circle.com common stock will remain outstanding. The consummation of the Merger is subject to certain conditions, including approval by the stockholders of each of Snyder Communications and Havas Advertising and receipt of all required regulatory approvals. The items included in the notes to the condensed consolidated financial statements do not address any impact that the Merger could have on the financial condition or results of operations of Snyder Communications.

4. BUSINESS COMBINATIONS:

     During 1999, the Company completed several purchase business combinations including Media Syndication Global ("MSG") (March 30, 1999), Broadwell Marketing Group ("Broadwell") (May 21,

1999), Natural Intelligence, Inc. ("Natural Intelligence") (June 24, 1999), Tsunami Consulting Group, Inc. ("Tsunami") (June 25, 1999), Interactive Bureau (October 29, 1999) and NetMarquee (December 2, 1999) for total consideration paid of approximately $155.8 million (2,882,250 shares of Snyder common stock, 4,555,217 shares of Circle.com common stock, and $31.3 million of cash). These purchase business combinations have resulted in additional goodwill of $158.7 million. The Company did not complete any purchase business combinations during the six months ended June 30, 2000.

     The following table presents pro forma financial information as if the 1999 purchase business combinations had been consummated at the beginning of the period presented.

                                                               For the Three           For the Six
                                                               Months Ended           Months Ended
                                                               June 30, 1999          June 30, 1999
                                                            ------------------     -------------------
                                                                (unaudited)            (unaudited)
                                                              (in thousands)         (in thousands)
Pro forma revenues.........................................        $167,352               $326,996
Pro forma net income.......................................        $ 20,435               $ 40,501
Pro forma SNC basic net income per share...................        $   0.29               $   0.58
Pro forma SNC diluted net income per share.................        $   0.29               $   0.56
Pro forma Circle.com basic and diluted net loss per share..        $  (0.07)              $  (0.12)

5. SEGMENT INFORMATION:

     SNC develops and delivers messages to both broad and targeted audiences through a broad range of communication channels. Circle.com provides Internet professional services. The SNC common stock and Circle.com common stock is intended to separately track the performance of SNC and Circle.com respectively, and each is reported as an operating segment. The Company evaluates the performance of its two groups based on earnings before interest and taxes (EBIT) of the combined subsidiaries in each operating group, excluding nonrecurring costs .

                                                                 For the Three Months        For the Six Months
                                                                    Ended March 31,            Ended June 30,
                                                                    ---------------            --------------
                                                                  2000           1999        2000          1999
                                                                  ----           ----        ----          ----
Revenues:
   Circle.com                                                  $ 17,720        $  6,998    $ 34,397      $ 12,347
   SNC                                                          159,526         154,432     316,822       287,388
   Elimination of intersegment revenues                            (287)            (85)       (327)         (309)
                                                               --------        --------    --------      --------
       Total                                                   $176,959        $161,345    $350,892      $299,426
                                                               ========        ========    ========      ========

EBIT:
   Circle.com                                                  $ (5,497)       $   (613)   $(11,897)     $ (1,798)
   SNC                                                           19,166          25,186      37,050        49,354
                                                               --------        --------    --------      --------
       Total                                                   $ 13,669        $ 24,573    $ 25,153      $ 47,556
                                                               ========        ========    ========      ========

Total Assets:
   Circle.com                                                                              $115,520
   SNC                                                                                      741,698
   Other unallocated amounts                                                                (31,450)
                                                                                           --------
       Total                                                                               $825,768
                                                                                           ========

Reconciliation of EBIT to income (loss)
   from operations:
      Total EBIT for operating groups                          $ 13,669        $ 24,573    $ 25,153      $ 47,556
      Merger-related costs                                          325               -       4,313             -
      Acquisition related costs                                       -             673           -         1,382
                                                               --------        --------    --------      --------
        Income (loss) from operations
            (continuing operations)                            $ 13,344        $ 23,900    $ 20,840      $ 46,174
                                                               ========        ========    ========      ========

                                      SNC
   (SNC represents the business that comprise Snyder Communications, Inc.'s direct marketing and advertising agency

                       CONDENSED COMBINED BALANCE SHEETS


                                                                                          June 30,
                                                                                            2000            December 31,
                                                                                        (unaudited)            1999
                                                                                     ----------------   -----------------
                                                                                                 (in thousands)
                              ASSETS
Current assets:
     Cash and equivalents...........................................................   $     73,107       $      87,521
     Accounts receivable, net of allowance for doubtful accounts of $7,246 and
       $6,666 at June 30, 2000 and December 31, 1999, respectively..................         95,303              89,484
     Receivables from pass-through costs............................................        152,633             113,628
     Related party receivables, including Circle.com of $26,439 and $7,613 at
       June 30, 2000 and December 31, 1999, respectively............................         26,541               8,249
     Unbilled services..............................................................         23,599              17,785
     Current portion of deferred tax asset..........................................         10,677              10,679
     Other current assets...........................................................         29,505              22,001
                                                                                       ------------       -------------

         Total current assets.........................................................      411,365             349,347
                                                                                       ------------       -------------
Property and equipment, net.........................................................         82,859              77,284
Goodwill and other intangible assets, net...........................................        151,745             157,061
Deferred tax asset..................................................................         89,080              91,876
Deposits and other assets...........................................................          6,649               8,105
                                                                                       ------------       -------------

         Total assets...............................................................        741,698       $     683,673
                                                                                       ============       =============
                    LIABILITIES AND INVESTMENTS AND ADVANCES
                          FROM SNYDER COMMUNICATIONS
Current liabilities:
     Lines of credit.................................................................  $          -       $         970
     Current maturities of long-term debt............................................           442                 551
     Accrued payroll.................................................................        22,599              14,538
     Accounts payable................................................................       183,218             162,568
     Accrued expenses................................................................        95,760              97,016
     Client advances.................................................................        10,483               9,843
     Unearned revenue................................................................        19,396              17,969
                                                                                       ------------       -------------

         Total current liabilities...................................................       331,898             303,455
                                                                                       ------------       -------------
Related party borrowings.............................................................         7,078               8,731
Long-term obligations under capital leases...........................................           484                 801
Long-term debt, net of current maturities............................................       160,107             157,682
Other liabilities....................................................................         3,893               3,678
Commitments and contingencies
Investments and advances from Snyder Communications..................................       238,238             209,326
                                                                                       ------------       -------------

         Total liabilities and investments and advances from Snyder Communications...  $    741,698       $     683,673
                                                                                        ============       =============

      See accompanying notes to condensed combined financial statements.

                                      SNC
   (SNC represents the businesses that comprise Snyder Communications, Inc.'s direct marketing and advertising agency.)

                    CONDENSED COMBINED STATEMENTS OF INCOME
                                  (unaudited)

                                                                 For the Three                        For the Six
                                                                  Months Ended                        Months Ended
                                                                    June 30,                            June 30,
                                                                    --------                            --------
                                                             2000             1999                 2000          1999
                                                         -----------      -----------          -----------   ------------
                                                                                    (in thousands)
Net revenues.......................................        $159,526        $154,432             $316,822       $287,388
Operating expenses:
    Cost of services...............................         110,120         105,060              219,209        192,183
    Selling, general and administrative expenses...          30,240          24,186               60,563         45,851
    Merger-related costs...........................             325               -                4,313              -
    Acquisition related costs......................               -             673                    -          1,382
                                                         ----------       ---------            ---------     ----------
Income (loss) from operations......................          18,841          24,513               32,737         47,972
Interest expense...................................          (3,699)           (409)              (7,414)          (696)
Investment income..................................           1,628             568                2,916          1,237
                                                         ----------       ---------            ---------     ----------
Income (loss) from continuing operations
    before income taxes............................          16,770          24,672               28,239         48,513
Income tax provision...............................           6,496           9,449               12,370         18,595
                                                         ----------       ---------            ---------     ----------

Income (loss) from continuing operations...........          10,274          15,223               15,869         29,918
Income (loss) from discontinued operations
    (net of income taxes)..........................               -           7,549                    -         12,639
                                                         ----------       ---------            ---------     ----------
    Net income (loss)..............................      $   10,274       $  22,772            $  15,869     $   42,557
                                                         ==========       =========            =========     ==========



      See accompanying notes to condensed combined financial statements.

                                      SNC
  (SNC represents the businesses that comprise Synder Communications, Inc.'s direct marketing and advertising agency.)


                  CONDENSED COMBINED STATEMENTS OF CASH FLOWS
                                  (unaudited)


                                                                           For the Six Months
                                                                             Ended June 30,
                                                                -----------------------------------------
                                                                      2000                    1999
                                                                ----------------       ------------------
                                                                             (in thousands)
Cash flows from operating activities of continuing
 operations:
  Income (loss) from continuing operations....................        $ 15,869                 $ 29,918
  Adjustments to reconcile net income (loss) from
    continuing operations to net cash provided by (used
    in) operating activities of continuing operations:
     Depreciation and amortization............................          13,698                   11,791
     Noncash expense for restricted stock vesting.............             100                        -
     Deferred taxes...........................................           2,798                    3,677
     (Gain) loss on disposal of assets........................             610                      401
     Other noncash amounts....................................            (150)                       -
  Changes in assets and liabilities:
     Accounts receivable, net.................................          (5,819)                  (6,829)
     Receivables from pass-through costs......................         (39,005)                 (13,160)
     Related party receivables................................             534                     (116)
     Unbilled services........................................          (5,814)                   7,896
     Deposits and other assets................................           1,456                     (107)
     Other current assets.....................................          (7,504)                 (10,039)
     Accrued payroll, accounts payable and accrued
      expenses................................................          30,837                    9,126
     Client advances..........................................             640                   (6,711)
     Unearned revenue.........................................           1,427                      928
                                                                      --------                 --------
     Net cash provided by operating activities
      of continuing operations................................        $  9,677                 $ 26,775
                                                                      --------                 --------

Cash flows from investing activities of continuing
 operations:
  Purchase of property and equipment..........................         (17,278)                 (12,318)
  Purchase of subsidiaries and other intangibles..............          (1,944)                 (21,765)
  Net sales of marketable securities..........................               -                      612
                                                                      --------                 --------
  Net cash used in investing activities of continuing
    operations................................................        $(19,222)                $(33,471)
                                                                      ========                 ========

      See accompanying notes to condensed combined financial statements.

                                      SNC
  (SNC represents the businesses that comprise Synder Communications, Inc.'s direct marketing and advertising agency.)


            CONDENSED COMBINED STATEMENTS OF CASH FLOWS (continued)
                                  (unaudited)



                                                                           For the Six Months ended June 30,
                                                                    ----------------------------------------------
                                                                         2000                           1999
                                                                    ---------------                 --------------
                                                                                    (in thousands)
Cash flows from financing activities of continuing operations:
Repayment of long-term notes payable to related parties.............      $  (1,200)                      $    (70)
Net borrowings (repayments) on lines of credit and other debt.......          1,561                         10,433
Payments on capital lease obligations...............................           (631)                          (877)
Other...............................................................             72                              -
Loan to Circle.com under intra-group line of credit.................        (18,826)                             -
Proceeds from exercise of stock options and employee stock purchase
 plan...............................................................         14,704                          5,901
                                                                          ---------                       --------
Net cash provided by (used in) financing activities of continuing
 operations.........................................................         (4,320)                        15,387
                                                                          ---------                       --------
Effect of exchange rate changes.....................................           (549)                         1,004
                                                                          ---------                       --------
Net increase (decrease) in cash and equivalents of..................        (14,414)                         9,695
 continuing operations..............................................
Investments and advances (to) from discontinued operations..........              -                        (11,227)
Cash and equivalents, beginning of period...........................         87,521                         47,931
                                                                          ---------                       --------
Cash and equivalents, end of period.................................      $  73,107                       $ 46,399
                                                                          =========                       ========
Disclosure of supplemental cash flow information:
  Cash paid for interest including dividends on mandatorily..........         5,012                            810
    redeemable preferred stock.......................................
  Cash paid for income taxes.........................................         4,023                          5,025

Disclosure of noncash activities:
  Issuance of shares of common stock for purchase of subsidiaries....             -                         96,863
  Tax benefit from exercise of stock options.........................         3,311                          2,434

         See accompanying notes to consolidated financial statements.

                                      SNC
   (SNC represents the businesses that comprise Synder Communications, Inc.'s direct marketing and advertising agency.)


           CONDENSED COMBINED STATEMENTS OF CHANGES IN GROUP EQUITY
                                (in thousands)

                                                                           Retained       Other
                                                                           Earnings    Comprehensive
                                                             Other         (Deficit)    Income(Loss)     Total
                                                            ---------------------------------------------------
Balance at December 31, 1999............................    $315,129      $(103,372)     $(2,431)       $209,326
  Net income (unaudited)................................           -         15,869            -          15,869
  Capital contribution (unaudited)......................      17,980              -            -          17,980
  Foreign currency translation adjustment (unaudited)...           -              -       (4,692)         (4,692)
  Other (unaudited).....................................           -           (245)           -            (245)
                                                            ----------------------------------------------------
Balance at June 30, 2000 (unaudited)....................    $333,109      $ (87,748)     $(7,123)       $238,238
                                                            ====================================================



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

          On October 22, 1999 Snyder Communications completed a recapitalization (the "Recapitalization") in which the existing Snyder Communications, Inc. common stock was replaced by two new series of common stock: the "Circle.com common stock" and the "SNC common stock." The Circle.com common stock separately tracks the performance of Snyder Communications' Internet professional services business unit, which Snyder Communications calls "Circle.com" and the SNC common stock separately tracks the performance of the remaining Snyder Communications' businesses, which Snyder Communications calls its "SNC" business unit, and a retained interest in Circle.com. Each share of existing Snyder Communications common stock was converted at the time of the Recapitalization into one share of SNC common stock and .25 of a share of Circle.com common stock.

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

  Basis of Presentation

          The accompanying unaudited condensed combined financial statements have been prepared by Snyder Communications, Inc. pursuant to the interim rules and regulations of the Securities and Exchange Commission ("SEC"). As a result, certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles ("GAAP") have been condensed or omitted. The Company believes that the disclosures made are adequate to make the information presented not misleading. The condensed combined financial statements reflect all adjustments (consisting of only normal recurring adjustments) which, in the opinion of management, are necessary to present fairly the financial position, results of operations and cash flows of SNC as of June 30, 2000 and for the six months ended June 30, 2000 and 1999. Operating results for the six month period ended June 30, 2000 are not necessarily indicative of the results that may be expected for the year ended December 31, 2000. The unaudited condensed combined financial statements should be read in conjunction with the financial statements and footnotes thereto included in the Company's Annual Report on Form 10-K for the

                                      SNC
  (SNC represents the businesses that comprise Snyder Communications, Inc.'s direct marketing and advertising agency.)

               Notes to Condensed Combined Financial Statements
                                  (unaudited)


fiscal year ended December 31, 1999, as filed with the Securities and Exchange Commission on March 30, 2000.

          SNC recorded $19,750 and $85,000 of expense associated with services purchased from Circle.com during the three months ended June 30, 2000 and June 30, 1999, respectively. SNC recorded $59,980 and $309,000 of expenses associated with services purchased during the six months ended June 30, 2000 and June 30, 1999 respectively.

          SNC recorded $266,970 of revenue for services provided to Circle.com for the three months ended June 30, 2000. SNC did not provide services for revenue to Circle.com in the three months ended March 31, 2000 or for the six months ended June 30, 1999.

          SNC recorded $105,000 and $80,000 of interest expense to related parties for the three months ended June 30, 2000 and June 30, 1999, respectively. SNC recorded $213,000 and $164,000 of interest expense to related parties for the six months ended June 30, 2000 and June 30, 1999, respectively.

          SNC recorded $528,107 of interest income on its intra-group revolving credit facility with Circle.com for the three months ended June 30, 2000 and $798,814 for the six months ended June 30, 2000. SNC did not earn interest income related to Circle.com during the six months ended June 30, 1999 because all advances to Circle.com prior to the October 22, 1999 recapitalization were considered a capital contribution to Circle.com by Snyder Communications and not a loan from SNC.

2. Pending Acquisition of SNC Common Stock by Havas Advertising:

          On February 20, 2000, Havas Advertising, HAS Acquisition Corp. and Snyder Communications, Inc. entered into an Agreement and Plan of Merger (the "Merger Agreement"), pursuant to which HAS Acquisition Corp. will be merged with and into Snyder Communications, with Snyder Communications surviving as a subsidiary of Havas Advertising (the "Merger"). Under the terms of the Merger Agreement, holders of SNC common stock will receive American Depositary Shares of Havas Advertising ("Havas Advertising ADSs"), the number of which will be based on a formula which values the SNC common stock at $29.50 per share, and which will value the Havas Advertising ADSs (one ADS to be equal to a fraction of a share of Havas Advertising stock) based on an average closing sale price of the Havas Advertising stock on the Premier Marche of the Bourse de Paris for the 20 days ending on the date immediately prior to the Merger, subject to a minimum and maximum amount. The Circle.com common stock will remain outstanding. The consummation of the Merger is subject to certain conditions, including approval by the stockholders of each of Snyder Communications and Havas Advertising and receipt of all required regulatory approvals. The items included in the notes to the condensed combined financial statements do not address any impact that the Merger could have on the financial condition or results of operations of Snyder Communications or SNC.

3. Business Combinations:

          During 1999, SNC completed several purchase business combinations including Media Syndication Global ("MSG") (March 30, 1999) and Broadwell Marketing Group ("Broadwell") (May 21, 1999) for total consideration paid of $87.0 million (2,882,250 shares of Snyder Communications common

                                      SNC
  (SNC represents the businesses that comprise Snyder Communications, Inc.'s direct marketing and advertising agency.)

               Notes to Condensed Combined Financial Statements
                                  (unaudited)


stock and $9.2 million in cash). These purchase business combinations have resulted in additional goodwill of approximately $85.2 million. The Company did not complete any purchase business combinations during the six months ended June 30, 2000.

          The following table presents pro forma financial information as if the 1999 purchases had been consummated at the beginning of the period presented.

                                                 For the Three Months Ended      For the Six Months Ended
                                                        June 30, 1999                  June 30, 1999
                                                ---------------------------     -------------------------
                                                         (unaudited)                    (unaudited)
                                                       (in thousands)                 (in thousands)
Pro forma revenues............................              $155,590                      $305,673
Pro forma net income..........................              $ 22,488                      $ 44,100

                                  CIRCLE.COM
  (Circle.com represents the businesses that comprise Snyder Communications,
                                    Inc.'s
                   Internet professional services business.)

                       CONDENSED COMBINED BALANCE SHEETS



                                                                                        June 30,
                                                                                         2000                 December 31,
                                                                                      (unaudited)                1999
                                                                                   -----------------      --------------------
                                                                                                 (in thousands)
ASSETS
Current assets:
  Cash............................................................................         $  1,788                $  2,024
  Marketable securities...........................................................                5                       9
  Accounts receivable, net of allowance for doubtful accounts of $1,178 and
          $858 at June 30, 2000 and December 31, 1999, respectively...............           12,375                  11,877
  Receivables from pass-through costs.............................................            1,264                   1,122
  Related party receivable........................................................              136                     105
  Unbilled services...............................................................            2,105                   1,082
  Current portion of deferred tax asset...........................................              672                     186
  Income tax receivable...........................................................            5,011                   2,572
  Other current assets............................................................              803                     449
                                                                                           --------                --------
     Total current assets.........................................................           24,159                  19,426
                                                                                           --------                --------

Property and equipment, net.......................................................           11,428                   7,957
Goodwill, net.....................................................................           78,961                  83,842
Deferred tax asset................................................................              392                     436
Deposits and other assets.........................................................              580                   1,314
                                                                                           --------                --------
     Total assets.................................................................         $115,520                $112,975
                                                                                           ========                ========


LIABILITIES AND INVESTMENTS AND ADVANCES FROM SNYDER COMMUNICATIONS
Current liabilities:
  Accrued payroll.................................................................         $  3,624                $  2,602
  Accounts payable................................................................            1,751                   3,134
  Accrued expenses................................................................            5,704                  11,112
  Client advances.................................................................              316                   1,365
  Unearned revenue................................................................              549                   1,207
  Payable to SNC..................................................................           26,439                   7,613
                                                                                           --------                --------
     Total current liabilities....................................................           38,383                  27,033
                                                                                           --------                --------


Long term debt....................................................................           23,349                  23,349
Long term obligations under capital leases........................................              216                     401
Commitments and contingencies
Investments and advances from Snyder Communications...............................           53,572                  62,192
                                                                                           --------                --------
     Total liabilities and investments and advances from Snyder
       Communications.............................................................         $115,520                $112,975
                                                                                           ========                ========


      See accompanying notes to condensed combined financial statements.

                                  CIRCLE.COM
  (Circle.com represents the businesses that comprise Snyder Communications,
               Inc.'s Internet professional services business.)

                  CONDENSED COMBINED STATEMENTS OF OPERATIONS
                                  (unaudited)

                                                  For the Three Months           For the Six Months
                                                     Ended June 30,                Ended June 30,
                                                ------------------------      ------------------------
                                                  2000            1999          2000            1999
                                                --------        --------      --------        --------
                                                                    (in thousands)
Net revenues................................    $ 17,720        $  6,998      $ 34,397        $ 12,347
Operating expenses:
    Professional services...................      10,082           3,906        20,071           7,128
    Office and general......................      13,135           3,705        26,223           7,017
                                                --------        --------      --------        --------

Income (loss) from operations...............      (5,497)           (613)      (11,897)         (1,798)
Interest expense, net.......................      (1,069)              -        (1,811)              -
                                                --------        --------      --------        --------

Income (loss) before income taxes...........      (6,566)           (613)      (13,708)         (1,798)
Income tax provision (benefit)..............      (1,379)            907        (2,879)            593
                                                --------        --------      --------        --------
    Net loss................................    $ (5,187)       $ (1,520)     $(10,829)       $ (2,391)
                                                ========        ========      ========        ========

      See accompanying notes to condensed combined financial statements.

                                   CIRCLE.COM
  (Circle.com represents the businesses that comprise Snyder Communications,
               Inc.'s Internet professional services business.)

                  CONDENSED COMBINED STATEMENTS OF CASH FLOWS
                                  (unaudited)

                                                                         For the Six Months Ended June 30,
                                                                         ---------------------------------
                                                                             2000                 1999
                                                                         ------------         ------------
                                                                                  (in thousands)
Cash flows from operating activities:
   Net loss..........................................................      $(10,829)            $ (2,391)
   Adjustments to reconcile net loss to net cash
     used in operating activities:
       Depreciation and amortization.................................         6,239                1,130
       Deferred taxes and other......................................          (466)                  10
       Non-cash expense for restricted stock.........................           200                    -
   Changes in assets and liabilities:
       Accounts receivable, net......................................          (529)              (1,083)
       Receivables from pass-through costs...........................          (142)                 423
       Unbilled services.............................................        (1,023)                (417)
       Taxes receivable..............................................        (2,439)                   -
       Other current assets..........................................          (354)                 (20)
       Deposits and other assets.....................................           734                 (390)
       Accrued payroll, accounts payable and accrued expenses........          (524)              (2,145)
       Client advances...............................................        (1,049)                (144)
       Unearned revenue..............................................          (658)                   -
                                                                           --------             --------
           Net cash provided by (used in) operating activities.......      $(10,840)            $ (5,027)
                                                                           --------             --------
Cash flows from investing activities:
   Purchase of property and equipment................................      $ (5,003)            $ (1,784)
   Purchase of subsidiaries and other intangibles....................        (3,473)             (11,099)
                                                                           --------             --------
           Net cash used in investing activities.....................      $ (8,476)            $(12,883)
                                                                           --------             --------
Cash flows from financing activities:
   Investment and advances from Snyder Communications, net...........      $      -             $  7,806
   Borrowing from SNC intra-company line of credit...................        18,826                    -
   Borrowing from bank line of credit................................             -               12,292
   Proceeds from the exercise of stock options.......................           161                    -
   Repayment of loans to employees for purchase of stock.............            53                    -
   Payments on capital lease obligations.............................          (125)                   -
                                                                           --------             --------
           Net cash provided by (used in) financing activities.......      $ 18,915             $ 20,098
                                                                           --------             --------
Effect of exchange rate changes......................................           165                    5
Net increase (decrease) in cash and equivalents......................          (236)               2,193

Cash and equivalents, beginning of period............................         2,024                    -
                                                                           --------             --------
Cash and equivalents, end of period..................................      $  1,788             $  2,193
                                                                           ========             ========
Disclosure of noncash activities:
    Business acquired with Snyder Communications common stock........         1,674               25,085

      See accompanying notes to condensed combined financial statements.

                                   CIRCLE.COM
  (Circle.com represents the businesses that comprise Snyder Communications,
               Inc.'s Internet professional services business.)

           CONDENSED COMBINED STATEMENTS OF CHANGES IN GROUP EQUITY
                                (in thousands}

                                                                                  Other
                                                                 Retained     Comprehensive
                                                     Other       Earnings     Income (Loss)       Total
                                                 ---------------------------------------------------------
Balance at December 31, 1999                        $76,957      $(14,762)        $ (3)         $ 62,192
   Net loss (unaudited)......................             -       (10,829)           -           (10,829)
   Foreign currency translation adjustment
      (unaudited)............................             -             -          125               125
   Restricted stock vesting (unaudited)......           200             -            -               200
   Capital contribution (unaudited)..........         1,835             -            -             1,835
   Unrealized gain on marketable securities
      (unaudited)............................             -             -           (4)               (4)
   Repayment of loan to employees for
      purchase of stock (unaudited)..........            53             -            -                53
                                                 -------------------------------------------------------
Balance at June 30, 2000 (unaudited).........       $79,045      $(25,591)        $118          $ 53,572
                                                ========================================================

      See accompanying notes to condensed combined financial statements.

                                  CIRCLE.COM
(Circle.com represents the business that comprise Snyder Communications, Inc.'s
                    Internet professional service business.)

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

  Basis of Presentation

     The accompanying unaudited condensed combined financial statements have been prepared by Snyder Communications, Inc. pursuant to the interim rules and regulations of the Securities and Exchange Commission ("SEC"). As a result, certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles ("GAAP") have been condensed or omitted. The Company believes that the disclosures made are adequate to make the information presented not misleading. The condensed combined financial statements reflect all adjustments (consisting of only normal recurring adjustments) which, in the opinion of management, are necessary to present fairly the financial position, results of operations and cash flows of Circle.com as of June 30, 2000 and for the six months ended June 30, 2000 and 1999. Operating results for the six month period ended June 30, 2000 are not necessarily indicative of the results that may be expected for the year ended December 31, 2000. The unaudited condensed combined financial statements should be read in conjunction with the financial statements and footnotes thereto included in the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1999, as filed with the Securities and Exchange Commission on March 30, 2000.

  Circle.com recorded $19,750 and $85,000 of revenue for services provided to SNC for the three months ending June 30, 2000 and June 30, 1999, respectively. Circle.com recorded $59,980 and $309,000 of revenue for services provided to SNC for the six months ended June 30, 2000 and June 30, 1999 respectively.

  Circle.com recorded $266,970 of expenses associated with services purchased from SNC for the three months ended June 30, 2000. Circle.com did not purchase services from SNC during the three months ended March 31, 2000 or for the six months ended June 30, 1999.

  Circle.com recorded $528,107 of interest expense on its intra-group revolving credit loan from SNC for the three months ended June 30, 2000 and $798,814 for the six months ended June 30, 2000. Circle.com did not incur

                                  CIRCLE.COM
(Circle.com represent the business that comprise Snyder Communications, Inc.'s
                   Internet professional service business.)

               Notes to Condensed Combined Financial Statements
                                  (unaudited)


interest expense related to SNC during the six months ended June 30, 1999 because all advances to Circle.com prior to the October 22, 1999 recapitalization were considered a capital contribution to Circle.com by Snyder Communications and not a loan by SNC.

2. Pending Acquisition of SNC Common Stock by Havas Advertising:

     On February 20, 2000, Havas Advertising, HAS Acquisition Corp. and Snyder Communications, Inc. entered into an Agreement and Plan of Merger (the "Merger Agreement"), pursuant to which HAS Acquisition Corp. will be merged with and into Snyder Communications, with Snyder Communications surviving as a subsidiary of Havas Advertising (the "Merger"). Under the terms of the Merger Agreement, holders of SNC common stock will receive American Depositary Shares of Havas Advertising ("Havas Advertising ADSs"), the number of which will be based on a formula which values the SNC common stock at $29.50 per share, and which will value the Havas Advertising ADSs (one ADS to be equal to a fraction of a share of Havas Advertising stock) based on an average closing sale price of the Havas Advertising stock on the Premier Marche of the Bourse de Paris for the 20 days ending on the date immediately prior to the Merger, subject to a minimum and maximum amount. The Circle.com common stock will remain outstanding. The consummation of the Merger is subject to certain conditions, including approval by the stockholders of each of Snyder Communications and Havas Advertising and receipt of all required regulatory approvals. The items included in the notes to the condensed combined financial statements do not address any impact that the Merger could have on the financial condition or results of operations of Snyder Communications or Circle.com.


3. Business Combinations:


     During 1999, Snyder Communications completed purchase business combinations including Tsunami Consulting Group, Inc., Natural Intelligence, Inc., Interactive Bureau and NetMarquee for total consideration paid of approximately $68.8 million (19,412 shares of Snyder Communications common stock, 4,555,217 shares of Circle.com common stock and $22.1 million in cash). These purchase business combinations have resulted in additional goodwill of approximately $73.5 million. Each of these acquired businesses constitute a part of Circle.com's business. Circle.com did not complete any purchase business combinations during the six months ended June 30, 2000.

     The following table presents pro forma financial information as if the 1999 purchases had been consummated at the beginning of the period presented and all of Circle.com's operations had been taxed as a C corporation.


                                     For the Three Months     For the Six Months
                                                            --------------------
                                        Ended June 30,           Ended June 30,
                                                            --------------------
                                            1999                     1999
                                   -----------------------  --------------------
                                        (in thousands)           (in thousands)
                                         (unaudited)              (unaudited)

Pro forma revenues...........        $11,847                  $21,632
Pro forma net loss...........        $(2,032)                 $(3,568)

             SYNDER COMMUNICATIONS, INC.- MANAGEMENT'S DISCUSSION
         AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


          The following discussion of the results of operations and of the liquidity and capital resources of Snyder Communications, Inc. ("Snyder Communications" or the "Company") is based upon the Company's condensed consolidated financial statements. The following discussion should be read in conjunction with the condensed consolidated financial statements of the Company and the related notes thereto included elsewhere in this Quarterly Report on Form 10-Q.

     On February 20, 2000, Havas Advertising, HAS Acquisition Corp. and Snyder Communications, Inc. entered into an Agreement and Plan of Merger, pursuant to which HAS Acquisition Corp. will be merged with and into Snyder Communications, with Snyder Communications surviving as a subsidiary of Havas Advertising (the "Merger"). The consummation of the Merger is subject to certain conditions, including approval by the stockholders of each of Snyder Communications and Havas Advertising and receipt of all required regulatory approvals. Under the terms of the Merger Agreement, holders of the SNC common stock will receive American Depositary Shares of Havas Advertising ("Havas ADSs"), the number of which will be based on a formula which values the SNC common stock at $29.50 per share, and which will value the Havas ADSs based on the average closing sale price of the Havas Advertising stock on the premier Marche of the Bourse de Paris for the 20 days ending on the date immediately prior to the Merger, subject to a minimum and maximum amount. The Circle.com common stock will remain outstanding. The items included in this Quarterly Report on Form 10-Q discuss the business, results of operations, and financial condition of Snyder Communications without regard to the impact that the Merger could have on the Company.

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

Overview

     Since completing our initial public offering in September 1996, we have significantly expanded the range of marketing services we are able to offer our clients. This expansion has been accomplished by creating and initiating new programs or service offerings and by acquiring businesses that offer complementary services. Our strategy has been to grow our existing business and to integrate services of our acquired companies with those of our existing operations. The service offerings of acquired companies have been combined with those previously offered by us to create SNC and Circle.com. SNC consists of the Brann Worldwide, Bounty SCA Worldwide and Arnold Communications networks. Brann Worldwide provides direct marketing and sales services for its clients, such as direct mail advertising. Bounty SCA Worldwide distributes product samples and other advertising materials for its clients. Arnold Communications operates SNC's advertising and public relations operations. Circle.com is our Internet professional services agency network. We strive to integrate our service capabilities within, as well as across, our networks. The SNC stock separately tracks the performances of SNC and a retained interest in Circle.com. The Circle.com stock separately tracks the performance of Circle.com less the retained interest.

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

             SNYDER COMMUNICATIONS, INC.- MANAGEMENT'S DISCUSSION
         AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


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

     Merger and related costs consist of investment banking fees, legal, accounting and other costs related to the planned acquisition of the SNC common stock by Havas Advertising. Acquisition and related costs recorded in 1999 consist of costs to integrate acquired companies pursuant to a plan initiated in the fourth quarter of 1998.

     The following sets forth, for the periods indicated, certain components of our income statement data, including such data as a percentage of revenues.

                                        For the Three Months Ended                 For the Six Months Ended
                                                 June 30,                                  June 30,
                           ----------------------------------------------------------------------------------------------
                                         2000                 1999                 2000                 1999
                           ----------------------------------------------------------------------------------------------
                                                          (dollars in thousands)

Net Revenues                 $176,959   100.0%          $161,345   100.0%        $350,892   100.0%       $299,426   100.0%
Operating expenses:
Cost of services              122,335    69.1            109,806    68.1          243,473    69.5         200,736    67.0
Selling, general and
 administrative expenses       40,955    23.1             26,966    16.7           82,266    23.4          51,134    17.1

Merger and related costs          325     0.3                  -       -            4,313     1.2               -       -
Acquisition and related costs       -       -                673     0.4                -       -           1,382     0.5
                             ----------------           ----------------         ----------------        ----------------

Income (loss) from operations  13,344     7.5             23,900    14.8           20,840     5.9          46,174    15.4

Interest expense               (4,256)   (2.4)              (409)   (0.3)          (8,452)   (2.4)           (696)   (0.2)
Interest income                 1,116     0.6                568     0.4            2,143     0.6           1,237     0.4
Income tax provision            5,117     2.8             10,356     6.4            9,491     2.7          19,188     6.4
                             ----------------           ----------------         ----------------        ----------------

Income (loss) from
 continuing operations          5,087     2.9             13,703     8.5            5,040     1.4          27,527     9.2

Income (loss) from
 discontinued operations
 (net of income taxes)              -       -              7,549     4.7                -       -          12,639     4.2

                             ----------------           ----------------         ----------------        ----------------
Net income (loss)            $  5,087     2.9%          $ 21,252    13.2%        $  5,040     1.4%       $ 40,166    13.4%
                             ================           ================         ================        ================

Three Months Ended June 30, 2000 Compared to Three Months Ended June 30, 1999

     Revenues. Snyder Communications' revenues increased $15.7 million, or 9.7%, to $177.0 million in the second quarter of 2000 from $161.3 million in the second quarter of 1999. Revenues at Arnold Communications increased $6.3 million, or 19.7%, during the period as a result of increased creative and advertising services provided to new and existing clients, primarily in the U.S. Revenues at Brann Worldwide increased $3.9 million, or 5.3%, during the period as a result of services provided to new and existing clients and the acquisition of Broadwell Marketing Group, which was purchased in May of 1999. Revenues at Bounty SCA Worldwide decreased $5.1 million, or 10.3%, during the period primarily as a result of a decrease in revenue from sampling-related programs in the U.S. Revenues at Circle.com increased $10.7 million, or 152.9%, in the second quarter of 2000 compared to the second quarter of 1999 as a result of increases in services provided to both new and existing clients and from purchase transactions completed in 1999.

     Cost of services. Snyder Communications' cost of services increased $12.5 million, or 11.4%, to $122.3 million in the second quarter of 2000 from $109.8 million in the second quarter of 1999. Cost of services as a percentage of revenue increased to 69.1% in the second quarter of 2000 from 68.1% in the second quarter of 1999. The reasons for the dollar fluctuations in cost of services generally correspond to the revenue changes discussed above. Cost of services at Arnold Communications increased $3.5 million, or 15.1%, during the period resulting in cost of services as a percentage of revenues of 69.1% in the second quarter of 2000 compared to 71.9% in the same

             SNYDER COMMUNICATIONS, INC.- MANAGEMENT'S DISCUSSION
         AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

period of 1999. Cost of services within the Brann Worldwide network increased $5.1 million, or 9.5%, during the period resulting in cost of services as a percentage of revenue of 76.0% in the second quarter of 2000 compared to 73.0% in the second quarter of 1999. Bounty SCA Worldwide's cost of services decreased $3.5 million, or 12.2%, resulting in cost of services as a percentage of revenues of 56.9% in the second quarter of 2000 compared to 58.1% in the second quarter of 1999. Circle.com's cost of services increased $7.7 million, or 158.8% in the second quarter of 2000 compared to the second quarter of 1999.

     Selling, general and administrative expenses. Snyder Communications' selling, general and administrative expenses increased $14.0 million, or 51.9%, to $41.0 million in the second quarter of 2000 compared to $27.0 million the same period of 1999 as a result of increases in each of Snyder Communications' four networks. This increase is partially caused by expenses, including goodwill amortization, at entities which were purchased by Circle.com late in June 1999 and later, and by the purchase of Broadwell Marketing Group by SNC in May 1999. Selling, general and administrative expenses as a percent of revenue increased to 23.1% in the second quarter of 2000 compared to 16.7% in the second quarter of 1999 as a result of the increased costs.

     Merger and related costs. Merger and related costs consist of expenses incurred as a result of the planned acquisition of the SNC common stock by Havas Advertising. The $0.3 million consists primarily of accounting fees. No such costs were recorded in 1999.

     Acquisition and related costs. The $0.7 million of acquisition and related costs recorded in the second quarter of 1999 consist of costs to integrate acquired companies pursuant to a plan initiated in the fourth quarter of 1998. No such costs were recorded in 2000.

     Interest expense. Interest expense increased $3.9 million, to $4.3 million in the second quarter of 2000 from $0.4 million in the second quarter of 1999. The increase in interest expense is attributable to borrowings under the $195 million unsecured revolving credit facility.

     Interest income. Interest income increased $0.5 million, to $1.1 million in the second quarter of 2000 from $0.6 million in the second quarter of 1999. Interest income varies based on the amount of cash and equivalents available for investment during the periods and on prevailing short-term interest rates.

     Income tax provision. Snyder Communications recorded a tax provision of $5.1 million in the second quarter of 2000 and $10.4 million in the second quarter of 1999. The actual tax provision recorded differs from the federal statutory rate primarily due to the non-deductibility of certain goodwill amortization and certain other costs and state income taxes recorded during the periods.

     Income (loss) from continuing operations. As a result of all the factors discussed above, income from continuing operations decreased to $5.1 million in the second quarter of 2000 from $13.7 million in the second quarter of 1999.

     Income (loss) from discontinued operations (net of income taxes). The $7.5 million income from discontinued operations in the second quarter of 1999 represents the results of the Company's healthcare services group, which was spun off to the Snyder Communications stockholders on September 27, 1999.

     Net income (loss). Snyder Communications' net income decreased to $5.1 million in the second quarter of 2000 from $21.3 million in the second quarter of 1999 as a result of the spin-off of the healthcare services group and the other factors discussed above.


Six Months Ended June 30, 2000 Compared to Six Months Ended June 30, 1999

     Revenues. Snyder Communications' revenues increased $51.5 million, or 17.2%, to $350.9 million in the first half of 2000 from $299.4 million in the first half of 1999. Revenues at Arnold Communications increased $13.0 million, or 20.5%, during the period as a result of increased creative and advertising services provided to new and existing clients, primarily in the U.S. Revenues at Brann Worldwide increased $3.8 million, or 2.6%, during the period. Brann Worldwide experienced a reduction in revenue from the sale of long distance telephone service,

             SNYDER COMMUNICATIONS, INC.- MANAGEMENT'S DISCUSSION
         AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

which was offset by an increase in other services provided to new and existing clients and by revenues from Broadwell Marketing Group, which was purchased in May of 1999. Revenues at Bounty SCA Worldwide increased $12.6 million, or 16.6%, during the period. Increases in revenues which resulted from the purchase of Media Syndication Global on March 30, 1999 were partially offset by a decrease in revenue from sampling-related programs in the U.S. during the first six months of 2000. Revenues at Circle.com increased $22.1 million, or 179.7%, during the period as a result of increases in services provided to both new and existing clients and from purchase transactions completed in 1999.

     Cost of services. Snyder Communications' cost of services increased $42.8 million, or 21.3%, to $243.5 million in the first half of 2000 from $200.7 million in the first half of 1999. Cost of services as a percentage of revenue increased to 69.5% in the first half of 2000 from 67.0% in the first half of 1999. The reasons for the dollar fluctuations in cost of services generally correspond to the revenue changes discussed above. Cost of services at Arnold Communications increased $8.6 million, or 19.4%, during the period resulting in cost of services as a percentage of revenues of 69.1% in the first half of 2000 compared to 69.7% in the same period of 1999. Cost of services within the Brann Worldwide network increased $9.3 million, or 8.8%, during the period resulting in cost of services as a percentage of revenue of 75.5% in the first half of 2000 compared to 71.2% in the first half of 1999. The increased costs resulting from the increased level of services provided in the Brann Worldwide network described above was not fully offset by the reduction of variable costs related to the reduced revenue from the sale of long distance telephone service. Bounty SCA Worldwide's cost of services increased $9.1 million, or 21.6%, resulting in cost of services as a percentage of revenues of 58.3% in the first half of 2000 compared to 56.0% in the first half of 1999. The increase in cost of services as a percentage of revenues at Bounty SCA Worldwide is primarily a result of the purchase of Media Syndication Global, which has a lower gross margin than Bounty SCA Worldwide's other businesses. Circle.com's cost of services increased $15.7 million, or 177.5% in the second quarter of 2000 compared to the second quarter of 1999.

     Selling, general and administrative expenses. Snyder Communications' selling, general and administrative expenses increased $31.2 million, or 61.1%, to $82.3 million in the first half of 2000 compared to $51.1 million the same period of 1999 as a result of increases in each of Snyder Communications' four networks. This increase is largely caused by expenses, including goodwill amortization, at entities which were purchased by Circle.com late in June 1999 and later, and by the purchases of Media Syndication Global and Broadwell Marketing Group in March 1999 and May 1999, respectively. Selling, general and administrative expenses as a percent of revenue increased to 23.4% in the first half of 2000 compared to 17.1% in the first half of 1999 as a result of the increased costs.

     Merger and related costs. Merger and related costs consist of expenses incurred as a result of the planned acquisition of the SNC common stock by Havas Advertising. The $4.3 million recorded in the first half of 2000 consists primarily of investment banking , legal and accounting fees. No such costs were recorded in 1999.

     Acquisition and related costs. The $1.4 million of acquisition and related costs recorded in the first half of 1999 consist of costs to integrate acquired companies pursuant to a plan initiated in the fourth quarter of 1998. No such costs were recorded in 2000.

     Interest expense. Interest expense increased $7.8 million, to $8.5 million in the first half of 2000 from $0.7 million in the first half of 1999. The increase in interest expense is attributable to borrowings under the $195 million unsecured revolving credit facility.

     Interest income. Interest income increased $0.9 million, to $2.1 million in the first half of 2000 from $1.2 million in the first half of 1999. Interest income varies based on the amount of cash and equivalents available for investment during the periods and on prevailing short-term interest rates.

     Income tax provision. Snyder Communications recorded a tax provision of $9.5 million in the first half of 2000 and $19.2 million in the first half of 1999. The actual tax provision recorded differs from the federal statutory rate primarily due to the non-deductibility of certain goodwill amortization and certain other costs and state income taxes recorded during the periods.

             SNYDER COMMUNICATIONS, INC.- MANAGEMENT'S DISCUSSION
         AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     Income (loss) from continuing operations. As a result of all the factors discussed above, income from continuing operations decreased to $5.0 million in the first half of 2000 from $27.5 million in the first half of 1999.

     Income (loss) from discontinued operations (net of income taxes). The $12.6 million income from discontinued operations in the first half of 1999 represents the results of the Company's healthcare services group, which was spun off to the Snyder Communications stockholders on September 27, 1999.

     Net income (loss). Snyder Communications' net income decreased to $5.0 million in the first half of 2000 from $40.2 million in the first half of 1999 as a result of the spin-off of the healthcare services group and the other factors discussed above.


Liquidity and Capital Resources

     At June 30, 2000, we had $74.9 million in cash and equivalents. Cash and equivalents decreased $14.7 million during the six months ended June 30, 2000, due to the $1.2 million used in operating activities, the $27.7 million net cash used in investing activities, the $0.4 million effect of changes in the exchange rate, offset by the $14.6 million provided by financing activities. The $14.6 million of cash provided by financing activities consists primarily of proceeds received from the exercise of employee stock options and sales of stock under the Company's employee stock purchase plan. The $27.7 million in cash used in investing activities consists primarily of cash used for capital expenditures and earn-out payments related to previously acquired businesses.

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

  At June 30, 2000, there was $182.5 million in outstanding borrowings under the Company's $195 million credit facility at a weighted average interest rate of 8.557%. Availability under this credit facility is subject to our compliance with various financial ratios, operating covenants and other customary conditions. During the second quarter of 2000, the credit facility was amended to waive compliance with two of the financial ratios which the Company did not meet at the end of the first quarter of 2000, and to modify these financial ratios for the quarter ending June 30, 2000. The Company has satisfied all covenant requirements at June 30, 2000. We expect that the Company will be in compliance with the financial covenants in the future. The revised financial covenants are summarized as follows:

  . Our consolidated debt may not be more than 3.0 times trailing four quarter earnings before interest, taxes, depreciation and amortization (EBITDA), as defined in the agreement, for the quarter ended June 30, 2000, and for each fiscal quarter ending thereafter, 2.5 times. The Company did not satisfy this covenant for the fiscal quarter ending March 31, 2000 and obtained a waiver.

  . Our consolidated trailing four quarter EBITDA may not be less than 3.5 times our consolidated interest expense.

  . Our consolidated net worth must exceed $225 million, adjusted prospectively from the original date of the agreement, to include 50% of our net income and 100% of the proceeds of any future equity issuance.

  . Our consolidated trailing four quarter EBITDA must be greater than $65 million for the fiscal quarter ending June 30, 2000 and for each fiscal quarter ending thereafter, $80 million. The Company did not satisfy this covenant for the fiscal quarter ending March 31, 2000 and obtained a waiver.

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

                        SNC -- MANAGEMENT'S DISCUSSION
         AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

Overview

     SNC provides direct marketing and advertising services in the United States, the United Kingdom and continental Europe. SNC consists of the Brann Worldwide, Bounty SCA Worldwide and Arnold Communications networks. Brann Worldwide provides direct marketing and sales services for its clients, such as direct mail advertising. Bounty SCA distributes product samples and other advertising materials for its clients. Arnold Communications operates SNC's advertising and public relations operations. During 1999, 1998 and 1997, SNC completed acquisitions accounted for as both pooling of interests and as purchases. SNC believes the complementary services it is able to offer to its customers as a result of its acquisitions have increased its opportunities and strengthened its client relationships.

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

     Merger and related costs consist of investment banking fees, legal, accounting, and other costs related to the planned acquisition of the SNC common stock by Havas Advertising. Acquisition and related costs recorded in 1999 consist of costs to integrate acquired companies pursuant to a plan initiated in the fourth quarter of 1998.

     The following sets forth, for the periods indicated, certain components of SNC's income statement data, including such data as the percentage of revenues.

                        SNC -- MANAGEMENT'S DISCUSSION
         AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

                                                   For the Three Months Ended                 For the Six Months Ended
                                                            June 30,                                  June 30,
                                           ---------------------------------------------------------------------------------
                                                   2000                 1999                 2000                1999
                                           ---------------------------------------------------------------------------------
                                                                         (dollars in thousands)
Net Revenues                               $159,526   100.0%    $154,432   100.0%    $316,822   100.0%    $287,388   100.0%
 Operating expenses:
Cost of services                            110,120    69.0      105,060    68.0      219,209    69.2      192,183    66.9
Selling, general and administrative
 expenses                                    30,240    19.0       24,186    15.7       60,563    19.1       45,851    15.9

Merger and related costs                        325     0.2            -       -        4,313     1.4            -       -
Acquisition and related costs                     -       -          673     0.4            -       -        1,382     0.5
                                           ----------------     ----------------     ----------------     ----------------
Income (loss) from operations                18,841    11.8       24,513    15.9       32,737    10.3       47,972    16.7

Interest expense                             (3,699)   (2.3)        (409)   (0.3)      (7,414)   (2.3)        (696)   (0.2)
Interest income                               1,628     1.0          568     0.4        2,916     0.9        1,237     0.4
Income tax provision                          6,496     4.1        9,449     6.1       12,370     3.9       18,595     6.5
                                           ----------------     ----------------     ----------------     ----------------
Income (loss) from continuing operations     10,274     6.4       15,223     9.9       15,869     5.0       29,918    10.4

Income (loss) from discontinued operations
 (net of income taxes)                            -       -        7,549     4.9            -       -       12,639     4.4

                                           ----------------     ----------------     ----------------     ----------------
Net income (loss)                          $ 10,274     6.4%    $ 22,772    14.8%    $ 15,869     5.0%    $ 42,557    14.8%
                                           ================     ================     ================     ================

Three Months Ended June 30, 2000 Compared to Three Months Ended June 30, 1999

     Revenues. SNC's revenues increased $5.1 million, or 3.3%, to $159.5 million in the second quarter of 2000 from $154.4 million in the second quarter of 1999. Revenues at Arnold Communications increased $6.3 million, or 19.7%, during the period as a result of increased creative and advertising services provided to new and existing clients, primarily in the U.S. Revenues at Brann Worldwide increased $3.9 million, or 5.3%, during the period as a result of services provided to new and existing clients and the acquisition of Broadwell Marketing Group, which was purchased in May of 1999. Revenues at Bounty SCA Worldwide decreased $5.1 million, or 10.3%, during the period primarily as a result of a decrease in revenue from sampling-related programs in the U.S.

     Cost of services. SNC's cost of services increased $5.0 million, or 4.8%, to $110.1 million in the second quarter of 2000 from $105.1 million in the second quarter of 1999. Cost of services as a percentage of revenue increased to 69.0% in the second quarter of 2000 from 68.0% in the second quarter of 1999. The reasons for the dollar fluctuations in cost of services generally correspond to the revenue changes discussed above. Cost of services at Arnold Communications increased $3.5 million, or 15.1%, during the period resulting in cost of services as a percentage of revenues of 69.1% in the second quarter of 2000 compared to 71.9% in the same period of 1999. Cost of services within the Brann Worldwide network increased $5.1 million, or 9.5%, during the period resulting in cost of services as a percentage of revenue of 76.0% in the second quarter of 2000 compared to 73.0% in the second quarter of 1999. Bounty SCA Worldwide's cost of services decreased $3.5 million, or 12.2%, resulting in cost of services as a percentage of revenues of 56.9% in the second quarter of 2000 compared to 58.1% in the second quarter of 1999.

     Selling, general and administrative expenses. SNC's selling, general and administrative expenses increased $6.0 million, or 24.8%, to $30.2 million in the second quarter of 2000 compared to $24.2 million the same period of 1999 as a result of increases in each of SNC's three networks. Selling, general and administrative expenses as a percent of revenue increased to 19.0% in the second quarter of 2000 compared to 15.7% in the second quarter of 1999 as a result of the increased costs.

     Merger and related costs. Merger and related costs consist of expenses incurred as a result of the planned acquisition of the SNC common stock by Havas Advertising. The $0.3 million consists primarily of accounting fees. No such costs were recorded in 1999.

                        SNC -- MANAGEMENT'S DISCUSSION
         AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     Acquisition and related costs. The $0.7 million of acquisition and related costs recorded in the second quarter of 1999 consist of costs to integrate acquired companies pursuant to a plan initiated in the fourth quarter of 1998. No such costs were recorded in 2000.

     Interest expense. Interest expense increased $3.3 million, to $3.7 million in the second quarter of 2000 from $0.4 million in the second quarter of 1999. The increase in interest expense is attributable to borrowings under the $195 million unsecured revolving credit facility.

     Interest income. Interest income increased $1.0 million, to $1.6 million in the second quarter of 2000 from $0.6 million in the second quarter of 1999. Approximately $0.5 million of the increase in interest income relates to amounts advanced to Circle.com by SNC on a revolving credit basis following the October 22, 1999 recapitalization. See Circle.com's "Liquidity and Capital Resources." Otherwise, interest income varies based on the amount of cash and equivalents available for investment during the periods and on prevailing short-term interest rates.

     Income tax provision. SNC recorded a tax provision of $6.5 million in the second quarter of 2000, reflecting an effective tax rate on recurring operations of approximately 38%. SNC recorded a $9.4 million tax provision in the second quarter of 1999, reflecting an effective tax rate on recurring operations of approximately 37%. The actual tax provision recorded differs from the federal statutory rate partly due to the non-deductibility of certain goodwill amortization and certain other costs and state income taxes recorded during the periods.

     Income (loss) from continuing operations. As a result of all the factors discussed above, income from continuing operations decreased to $10.3 million in the second quarter of 2000 from $15.2 million in the second quarter of 1999, a 32.2% decrease.

     Income (loss) from discontinued operations (net of income taxes). The $7.5 million income from discontinued operations in the second quarter of 1999 represents the results of SNC's healthcare services group, which was spun off to the Snyder Communications stockholders on September 27, 1999.

     Net income (loss). SNC's net income decreased to $10.3 million in the second quarter of 2000 from $22.8 million in the second quarter of 1999 as a result of the spin-off of the healthcare services group and the other factors discussed above.

Six Months Ended June 30, 2000 Compared to Six Months Ended June 30, 1999

     Revenues. SNC's revenues increased $29.4 million, or 10.2%, to $316.8 million in the first half of 2000 from $287.4 million in the first half of 1999. Revenues at Arnold Communications increased $13.0 million, or 20.5%, during the period as a result of increased creative and advertising services provided to new and existing clients, primarily in the U.S. Revenues at Brann Worldwide increased $3.8 million, or 2.6%, during the period. Brann Worldwide experienced a reduction in revenue from the sale of long distance telephone service, which was offset by an increase in other services provided to new and existing clients and by revenues from Broadwell Marketing Group, which was purchased in May of 1999. Revenues at Bounty SCA Worldwide increased $12.6 million, or 16.6%, during the period. Increases in revenues which resulted from the purchase of Media Syndication Global on March 30, 1999 were partially offset by a decrease in revenue from sampling-related programs in the U.S. during the first six months of 2000.

     Cost of services. SNC's cost of services increased $27.0 million, or 14.0%, to $219.2 million in the first half of 2000 from $192.2 million in the first half of 1999. Cost of services as a percentage of revenue increased to 69.2% in the first half of 2000 from 66.9% in the first half of 1999. The reasons for the dollar fluctuations in cost of services generally correspond to the revenue changes discussed above. Cost of services at Arnold Communications increased $8.6 million, or 19.4%, during the period resulting in cost of services as a percentage of revenues of 69.1% in the first half of 2000 compared to 69.7% in the same period of 1999. Cost of services within the Brann Worldwide network increased $9.3 million, or 8.8%, during the period resulting in cost of services as a percentage of revenue of 75.5% in the first half of 2000 compared to 71.2% in the first half of 1999. The increased costs resulting from the increased level of services provided in the Brann Worldwide network described above was not

                        SNC -- MANAGEMENT'S DISCUSSION
         AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

fully offset by the reduction of variable costs related to the reduced revenue from the sale of long distance telephone service. Bounty SCA Worldwide's cost of services increased $9.1 million, or 21.6%, resulting in cost of services as a percentage of revenues of 58.3% in the first half of 2000 compared to 56.0% in the first half of 1999. The increase in cost of services as a percentage of revenues at Bounty SCA Worldwide is primarily a result of the purchase of Media Syndication Global, which has a lower gross margin than Bounty SCA Worldwide's other businesses.

     Selling, general and administrative expenses. SNC's selling, general and administrative expenses increased $14.7 million, or 32.0%, to $60.6 million in the first half of 2000 compared to $45.9 million the same period of 1999 as a result of increases in each of SNC's three networks, largely attributable to the purchases of Media Syndication Global and Broadwell Marketing Group in March 1999 and May 1999, respectively. Selling, general and administrative expenses as a percent of revenue increased to 19.1% in the first half of 2000 compared to 15.9% in the first half of 1999 as a result of the increased costs.

     Merger and related costs. Merger and related costs consist of expenses incurred as a result of the planned acquisition of the SNC common stock by Havas Advertising. The $4.3 million recorded in the first half of 2000 consists primarily of investment banking , legal and accounting fees. No such costs were recorded in 1999.

     Acquisition and related costs. The $1.4 million of acquisition and related costs recorded in the first half of 1999 consist of costs to integrate acquired companies pursuant to a plan initiated in the fourth quarter of 1998. No such costs were recorded in 2000.

     Interest expense. Interest expense increased $6.7 million, to $7.4 million in the first half of 2000 from $0.7 million in the first half of 1999. The increase in interest expense is attributable to borrowings under the $195 million unsecured revolving credit facility.

     Interest income. Interest income increased $1.7 million, to $2.9 million in the first half of 2000 from $1.2 million in the first half of 1999. Approximately $0.8 million of the increase in interest income relates to amounts advanced to Circle.com by SNC on a revolving credit basis following the October 22, 1999 recapitalization. See Circle.com's "Liquidity and Capital Resources." Otherwise, interest income varies based on the amount of cash and equivalents available for investment during the periods and on prevailing short-term interest rates.

     Income tax provision. SNC recorded a tax provision of $12.4 million in the first half of 2000, reflecting an effective tax rate on recurring operations of approximately 38%. SNC recorded a $18.6 million tax provision in the second quarter of 1999, reflecting an effective tax rate on recurring operations of approximately 37%. The actual tax provision recorded differs from the federal statutory rate partly due to the non-deductibility of certain goodwill amortization and certain other costs and state income taxes recorded during the periods.

     Income (loss) from continuing operations. As a result of all the factors discussed above, income from continuing operations decreased to $15.9 million in the first half of 2000 from $29.9 million in the first half of 1999, a 46.8% decrease.

     Income (loss) from discontinued operations (net of income taxes). The $12.6 million income from discontinued operations in the first half of 1999 represents the results of SNC's healthcare services group, which was spun off to the Snyder Communications stockholders on September 27, 1999.

     Net income (loss). SNC's net income decreased to $15.9 million in the first half of 2000 from $42.6 million in the first half of 1999 as a result of the spin-off of the healthcare services group and the other factors discussed above.


Liquidity and Capital Resources

     At June 30, 2000, SNC had $73.1 million in cash and equivalents. Cash and equivalents decreased $14.4 million during the six months ended June 30, 2000, due to the $19.2 million used in investing activities, the $4.3 million cash used in financing activities, the $0.6 million effect of changes in the exchange rate, offset by the $9.7

                        SNC -- MANAGEMENT'S DISCUSSION
         AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

million provided by operating activities. The net cash used in financing activities consists primarily of $18.8 million of advances made to Circle.com under the inter-group revolving credit facility, offset by $14.7 million of cash inflow from the exercise of employee stock options and the sale of stock under the Company's employee stock purchase plan. The $19.2 million in cash used in investing activities consists primarily of cash used for capital expenditures and earn-out payments related to previously acquired businesses.

     SNC believes that its cash and equivalents, as well as the cash provided by operations and available financing, will be sufficient to fund its current operations, the needs of circle.com, planned capital expenditures and anticipated growth of its existing business over the next 12 months and beyond. We currently do not have any significant contractual purchasing obligations other than existing facility and equipment operating leases.

     On June 30, 2000, there was $182.5 million in outstanding borrowings under the credit facility at a weighted average interest rate of 8.557% and $159.2 million of that debt was attributed to SNC.

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

     On February 20, 2000, Havas Advertising, HAS Acquisition Corp. and Snyder Communications, Inc. entered into an Agreement and Plan of Merger, pursuant to which HAS Acquisition Corp. will be merged with and into Snyder Communications, with Snyder Communications surviving as a subsidiary of Havas Advertising (the "Merger"). The consummation of the Merger is subject to certain conditions, including approval by the stockholders of each of Snyder Communications and Havas Advertising and receipt of all required regulatory approvals. The Circle.com common stock of Snyder Communications will remain outstanding following the Merger. The items included in this Quarterly Report on Form 10-Q discuss the business, results of operations, and financial condition of Snyder Communications without regard to the impact that the Merger could have on Snyder Communications, SNC, or Circle.com.

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

                      CIRCLE.COM-MANAGEMENT'S DISCUSSION
         AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

                                            For the Three Months Ended                          For the Six Months Ended
                                                       June 30,                                          June 30,
                          ------------------------------------------------------------------------------------------------------
                                      2000                     1999                       2000                      1999
                          ------------------------------------------------------------------------------------------------------
                                                                      (dollars in thousands)
Net Revenues                  $17,720     100.0%       $ 6,998     100.0%       $ 34,397      100.0%        $12,347      100.0%
Operating expenses:
Professional Services          10,082      56.9          3,906      55.9          20,071       58.4           7,128       57.7
Office and general             13,135      74.1          3,705      52.9          26,223       76.2           7,017       56.9
 expenses
                          ----------------------     ---------------------     ----------------------     ----------------------


Income (loss) from             (5,497)    (31.0)         (613)      (8.8)        (11,897)     (34.6)         (1,798)     (14.6)
 operations

Interest expense               (1,085)     (6.1)            -         -           (1,836)      (5.3)              -          -
Interest income                    16         -             -         -              25          -                -          -
                          ----------------------     ---------------------     ----------------------     ----------------------


Income (loss) before           (6,566)    (37.1)         (613)      (8.8)       (13,708)      (39.9)         (1,798)     (14.6)
 income taxes

Income tax provision           (1,379)     (7.8)          907       12.9         (2,879)       (8.4)             593       4.8
 (benefit)
                          ----------------------     ---------------------     ----------------------     ----------------------

Net income (loss)             $(5,187)    (29.3)%      $(1,520)    (21.7)%     $(10,829)      (31.5)%       $(2,391)     (19.4)%
                          ======================     =====================     ======================     ======================


Goodwill Amortization         $ 2,389                  $ 312                    $ 4,797                     $   711


Three months ended June 30, 2000 Compared to Three months ended June 30, 1999

     Revenues. Circle.com's revenues increased $10.7 million, or 152.9%, to $17.7 million in the second quarter of 2000 from $7.0 million in the second quarter of 1999. $6.5 million, or 60.7%, of the $10.7 million increase is from entities which Circle.com purchased late in June of 1999 and later during 1999. The remaining $4.2 million of the increase is attributable to additional levels of service provided to both new and existing clients in both the U.S. and the U.K. as more companies recognize that the Internet is an increasingly important marketing tool and an effective way to reach customers.

     Professional services expense. Circle.com's professional services expense increased $6.2 million, or 159.0%, to $10.1 million in the second quarter of 2000 compared to $3.9 million in the second quarter of 1999. The dollar increase in professional service expenses is consistent with the increase in revenue. Professional services expense as a percentage of net revenues increased slightly to 56.9% in the second quarter of 2000 compared to 55.8% in the second quarter of 1999.

     Office and general expenses. Office and general expense increased $9.4 million, or 254.1%, to $13.1 million in the second quarter of 2000 from $3.7 million in the second quarter of 1999. The increase in office and general expense is consistent with the increased levels of revenue, and includes $2.1 million of additional goodwill amortization in the second quarter of 2000 compared to 1999. In addition, the second quarter of 2000 includes increased costs related to having a publicly traded security following the October 22, 1999 recapitalization.

     Interest expense, net. Interest expense, net was $1.1 million in the second quarter of 2000. The 2000 interest expense is related to the external debt attributed to Circle.com by Snyder Communications for certain acquisitions and for amounts advanced to Circle.com by SNC on a revolving credit basis following the October 22, 1999 recapitalization. There was no interest expense recorded in the second quarter of 1999. See "Liquidity and Capital Resources."

     Income tax provision. Circle.com recorded a tax benefit of $1.4 million in the second quarter of 2000. Circle.com's effective tax rate on recurring operations is approximately 21% for the second quarter of 2000. The actual tax provision recorded differs from the federal statutory rate primarily due to the non-deductibility of certain goodwill amortization and state income taxes recorded during the period. Circle.com recorded a tax provision of $0.9 million in the second quarter of 1999.

                      CIRCLE.COM-MANAGEMENT'S DISCUSSION
         AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     Net loss. As a result of all the factors discussed above, Circle.com's net loss increased to $5.2 million in the second quarter of 2000 from $1.5 million in the second quarter of 1999.


Six months ended June 30, 2000 Compared to Six Months Ended June 30, 1999


     Revenues. Circle.com's revenues increased $22.1 million, or 179.7%, to $34.4 million in the first half of 2000 from $12.3 million in the first half of 1999. $12.9 million, or 58.4%, of the $22.1 million increase is from entities which Circle.com purchased late in June of 1999 and later during 1999. The remaining $9.2 million of the increase is attributable to additional levels of service provided to both new and existing clients in both the U.S. and the U.K. as more companies recognize that the Internet is an increasingly important marketing tool and an effective way to reach customers.

     Professional services expense. Circle.com's professional services expense increased $13.0 million, or 183.1%, to $20.1 million in the first half of 2000 compared to $7.1 million in the first half of 1999. The dollar increase in professional service expenses is consistent with the increase in revenue. Professional services expense as a percentage of net revenues increased slightly to 58.4% in the first half of 2000 compared to 57.7% in the first half of 1999.

     Office and general expenses. Office and general expense increased $19.2 million, or 274.3%, to $26.2 million in the first half of 2000 from $7.0 million in the first half of 1999. The increase in office and general expense is consistent with the increased levels of revenue, and includes $4.1 million of additional goodwill amortization in the first half of 2000 compared to 1999. In addition, the first half of 2000 includes increased costs related to having a publicly traded security following the October 22, 1999 recapitalization.

     Interest expense, net. Interest expense, net was $1.8 million in the first half of 2000. The 2000 interest expense is related to the external debt attributed to Circle.com by Snyder Communications for certain acquisitions and for amounts advanced to Circle.com by SNC on a revolving credit basis following the October 22, 1999 recapitalization. There was no interest expense recorded in the first half of 1999. See "Liquidity and Capital Resources."

     Income tax provision. Circle.com recorded a tax benefit of $2.9 million in the first half of 2000. Circle.com's effective tax rate on recurring operations is approximately 21% for the first half of 2000. The actual tax provision recorded differs from the federal statutory rate primarily due to the non-deductibility of certain goodwill amortization and state income taxes recorded during the period. Circle.com recorded a tax provision of $0.6 million in the first half of 1999.

     Net loss. As a result of all the factors discussed above, Circle.com's net loss increased to $10.8 million in the first half of 2000 from $2.4 million in the first half of 1999.



Liquidity and Capital Resources

     At June 20, 2000, Circle.com had $1.8 million in cash and equivalents. Cash and equivalents decreased $0.2 million during the six months ended June 30, 2000 due to the $10.8 million used in operating activities, the $8.5 million used in investing activities, offset by the $18.9 million provided by financing activities and a $0.2 million effect of changes in exchange rates. The $18.9 million cash provided by financing activities consists primarily of proceeds received from SNC on an inter-group revolving credit basis, discussed below. The $8.5 million cash used in investing activities consists primarily of cash used for capital expenditures and to earn-out payments related to a previously acquired business.

     Circle.com has incurred cumulative losses of $25.6 million from its inception through June 30, 2000. Circle.com recorded a net loss of $5.2 million in the second quarter of 2000. Circle.com has relied on investments

                      CIRCLE.COM-MANAGEMENT'S DISCUSSION
        AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

and advances from SNC in order to build its business, acquire Internet services companies, and to fund its operating and net losses.

     SNC loaned $26.4 million to Circle.com between October 22, 1999 (the recapitalization date) and June 30, 2000 on an intra-group revolving credit basis. The $26.4 million revolving loan is interest bearing and has no set amortization schedule or maturity date. Interest is charged by SNC to Circle.com on the intra-group revolving credit loan at the rate at which Snyder Communications can borrow the funds on a revolving credit basis, currently using rates applicable under its existing $195 million credit facility. The interest rate in effect on the $26.4 million outstanding under the intra-group revolving loan at June 30, 2000 was approximately 8.65%. The $26.4 million of borrowings under the intra-group revolving credit loan are unsecured and Circle.com is not required to meet any financial or other covenants with regard to the loan. If determined to be in the best interest of the SNC and Circle.com stockholders, the Snyder Communications board of directors could decide that some or all of the intra-group revolving credit loan should prospectively be accounted for as a long-term loan or as a capital contribution increasing SNC's retained interest in Circle.com.

     We believe that cash on hand as of June 30, 2000 will not be sufficient to fund the operations of Circle.com through the end of 2000. We currently expect that Circle.com will require additional cash to fund its growth and operating losses over the next year and beyond. Accordingly, Circle.com will need to obtain additional funding from SNC, borrow money from a third party, or Snyder Communications may need to issue more shares of Circle.com common stock. If Snyder Communications issues additional shares of Circle.com stock in order to fund Circle.com's operating losses, the result could be a dilution of the interests of existing Circle.com stockholders and SNC's retained interest. Circle.com does not have any borrowing arrangement in place with a third party and, therefore, relies on Snyder Communications as its source of cash. Other than the $12.3 million of external debt allocated to Circle.com at the October 22, 1999 Recapitalization date, the funding provided to Circle.com by Snyder Communications prior to the issuance of the Circle.com common stock is considered an investment in Circle.com by Snyder Communications. Following the issuance of the Circle.com common stock, all further cash provided to Circle.com by Snyder Communications has been considered an interest-bearing loan from SNC, and external borrowing for the purpose of acquisitions by Circle.com has continued to be allocated to Circle.com. As a result, with respect to interest and debt allocation to Circle.com, the historical financial statements will not be comparable to future periods.

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

PART II. OTHER INFORMATION


Item 6.   Exhibits and Reports on Form 8-K.

     (a)  Exhibits

          10.1 Amendment and Waiver to the Company's $195 million Credit Agreement, dated as of June 7, 2000, among the Registrant, certain subsidiaries and affiliates of the Registrant, the lenders name therein, Bank of America, N.A., The First National Bank of Chicago and Bank of America Securities LLC.
         27.1  Financial Data Schedule

     (b)  Reports on Form 8-K

          None

                                  SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                                   SNYDER COMMUNICATIONS, INC.
                                                           (Registrant)



Date: August 9, 2000                          /s/  Michele D. Snyder
      --------------                             -----------------------------
                                                  Michele D. Snyder
                                                  Vice Chairman, President and
                                                  Chief Operating Officer
                                                  (Duly Authorized Officer)

Date: August 9, 2000                          /s/  A. Clayton Perfall
      --------------                             -----------------------------
                                                  A. Clayton Perfall
                                                  Chief Financial Officer
                                                  (Principal Financial Officer)