Form 10-Q
period 2000-09-30
SNYDER COMMUNICATIONS INC
filed 2000-11-14
CIK 1017906

                                 United States
                      Securities and Exchange Commission
                            Washington, D.C. 20549


                                   Form 10-Q


[X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

     For the quarterly period ended September 30, 2000

                                      or

[ ] Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

     For the Transition Period From _____________ to _____________

                        Commission file number 1-12145

                          SNYDER COMMUNICATIONS, INC.
            (Exact name of registrant as specified in its charter)

                                   Delaware
        (State or other jurisdiction of incorporation or organization)

                                  52-1983617
                       (IRS Employer Identification No.)

Two Democracy Center, 6903 Rockledge Drive, 14/th/ Floor, Bethesda, Maryland
                                     20817
                    (Address of principal executive office)

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

Yes  X    No ___
    ---

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

                                                                              Outstanding at
Class                                                                        November 3, 2000
-----                                                                        ----------------
Snyder Communications, Inc. - Circle.com Common Stock, par value $0.001         22,618,203

Snyder Communications, Inc. - SNC Common Stock, par value $0.001                73,481,790
(All of the shares of SNC Common Stock are owned by Havas Advertising)

                          SNYDER COMMUNICATIONS, INC.

                                   FORM 10-Q

                                     INDEX

                                                                                                      Page
PART I.   FINANCIAL INFORMATION

Item 1.  Financial Statements

Snyder Communications, Inc. - Condensed Consolidated Financial Statements
The condensed consolidated financial statements of Snyder Communications, Inc. include all of the accounts and operating results of its two business units, SNC and Circle.com.  Holders of
 Circle.com common stock are stockholders of Snyder Communications, Inc. and are subject to all risks associated with an investment in Snyder Communications, Inc.
Condensed Consolidated Balance Sheets as of September 30, 2000 (unaudited) and December 31,
 1999                                                                                                   1
Condensed Consolidated Statements of Income for the three and nine months ended September 30,
 2000 and 1999 (unaudited)                                                                              2
Condensed Consolidated Statements of Cash Flows for the nine months ended September 30, 2000
 and 1999 (unaudited)                                                                                   3
Condensed Consolidated Statement of Stockholders' Equity and Comprehensive Income for the nine
 months ended September 30, 2000 (unaudited)                                                            5
Notes to Condensed Consolidated Financial Statements                                                    6

Circle.com - Condensed Combined Financial Statements
The condensed combined financial statements of Circle.com comprise the combined financial position, results of operations and cash flows of the businesses that comprise Snyder
 Communications, Inc.'s Internet professional services business.  Accordingly, the Circle.com condensed combined financial statements are supplemental financial statements and should be read in conjunction with the Snyder Communications, Inc. condensed consolidated financial statements.
Condensed Combined Balance Sheets as of September 30, 2000 (unaudited) and December 31, 1999           11
Condensed Combined Statements of Operations for the three and nine months ended September 30,
 2000 and 1999 (unaudited)                                                                             12
Condensed Combined Statements of Cash Flows for the nine months ended September 30, 2000 and
 1999 (unaudited)                                                                                      13
Condensed Combined Statement of Changes in Group Equity for the nine months ended September
 30, 2000 (unaudited)                                                                                  14
Notes to Condensed Combined Financial Statements                                                       15

Item 2.  Management's Discussion and Analysis

Snyder Communications, Inc. Management's Discussion and Analysis of Financial Condition and
 Results of Operations                                                                                 17

Circle.com Management's Discussion and Analysis of Financial Condition and Results of
 Operations                                                                                            23

PART II.  OTHER INFORMATION

Item 4.  Submission of Matter to a vote of Security Holders                                            27

Item 6.  Exhibits and Reports on Form 8-K                                                              27

PART I.  FINANCIAL INFORMATION

                          SNYDER COMMUNICATIONS, INC.
                     CONDENSED CONSOLIDATED BALANCE SHEETS

                                                                                     September 30,
                                                                                         2000              December 31,
                                                                                      (unaudited)              1999
                                                                                     -------------         ------------
                                                                                                (in thousands)
                                        ASSETS
Current assets:
  Cash and equivalents..........................................................        $ 101,688             $  89,554
  Accounts receivable, net of allowance for doubtful accounts of $11,179
     and $7,524 at September 30, 2000 and December 31, 1999, respectively.......          106,743               101,466
  Receivables from pass-through costs...........................................          147,331               114,750
  Related party receivables.....................................................               42                   636
  Unbilled services.............................................................           31,541                18,867
  Current portion of deferred tax asset.........................................           12,785                10,865
  Other current assets..........................................................           28,879                22,450
                                                                                        ---------             ---------
  Total current assets..........................................................          429,009               358,588
                                                                                        ---------             ---------
Property and equipment, net.....................................................           93,695                85,241
Goodwill and other intangible assets, net.......................................          212,608               240,903
Deferred tax asset..............................................................           96,673                92,312
Deposits and other assets.......................................................            5,561                 9,419
                                                                                        ---------             ---------
    Total assets................................................................        $ 837,546             $ 786,463
                                                                                        =========             =========

                     LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Lines of credit...............................................................        $       -             $     970
  Current maturities of long-term debt..........................................              442                   551
  Accrued payroll...............................................................           28,759                17,140
  Accounts payable..............................................................          192,392               165,702
  Accrued expenses..............................................................          109,688               105,556
  Client advances...............................................................           11,798                11,208
  Unearned revenue..............................................................           20,005                19,176
                                                                                        ---------             ---------
     Total current liabilities..................................................          363,084               320,303
                                                                                        ---------             ---------
Related party borrowings........................................................          246,925                 8,731
Long-term obligations under capital leases......................................              470                 1,202
Long-term debt, net of current maturities.......................................              703               181,031
Other liabilities...............................................................            4,061                 3,678
Commitments and contingencies
Stockholders' Equity:
  Preferred stock, $.001 par value per share, 5,000 shares authorized, none
   issued and outstanding at September 30, 2000 or December 31, 1999............                -                     -
  Common Stock
     SNC, $.001 par value per share, 320,000 shares authorized, 73,487 and
      75,791 shares issued and outstanding at September 30, 2000 and
      December 31, 1999, respectively...........................................               73                    76
     Circle.com, $.001 par value per share, 80,000 shares authorized, 23,754 and  23,660 shares issued and outstanding at September 30, 2000 and
      December 31, 1999, respectively...........................................               24                    24
  Additional paid-in capital....................................................          515,299               530,638
  Deferred compensation.........................................................           (1,310)               (2,220)
  Treasury stock, at cost, 1,010 Circle.com shares at September 30, 2000 and
   4,659 SNC shares and 1,045 Circle.com shares at December 31, 1999............          (18,516)              (81,974)
  Accumulated other comprehensive income (loss).................................           (7,817)               (2,434)
  Retained deficit..............................................................         (265,450)             (172,592)
                                                                                        ---------             ---------
       Total stockholders' equity...............................................          222,303               271,518
                                                                                        ---------             ---------
       Total liabilities and stockholders' equity...............................        $ 837,546             $ 786,463
                                                                                        =========             =========


    See accompanying notes to condensed consolidated financial statements.

                          SNYDER COMMUNICATIONS, INC.

                  CONDENSED CONSOLIDATED STATEMENTS OF INCOME

                                  (UNAUDITED)

                                                                            For the Three Months            For the Nine Months
                                                                             Ended September 30,            Ended September 30,
                                                                          ------------------------         ----------------------
                                                                            2000            1999             2000          1999
                                                                          ---------       --------         --------      --------
                                                                                   (in thousands, except per share amount)
Net revenues........................................................      $ 181,218       $165,977         $532,110      $465,403
Operating expenses:
  Cost of services..................................................        129,619        120,309          373,092       321,045
  Selling, general and administrative expenses......................         66,432         34,171          148,698        85,305
  Merger and related costs..........................................         85,506         14,432           89,819        15,814
                                                                          ---------       --------         --------      --------
Income (loss) from operations.......................................       (100,339)        (2,935)         (79,499)       43,239
Interest expense....................................................         (4,361)        (1,534)         (12,813)       (2,230)
Investment income...................................................          1,334            772            3,477         2,009
Loss on disposition.................................................        (12,376)             -          (12,376)            -
                                                                          ---------       --------         --------      --------
Income (loss) from continuing operations before income taxes........       (115,742)        (3,697)        (101,211)       43,018
Income tax provision (benefit)......................................        (18,090)         4,935           (8,598)       24,123
                                                                          ---------       --------         --------      --------
Income (loss) from continuing operations............................        (97,652)        (8,632)         (92,613)       18,895
Income (loss) from discontinued operations (net of income taxes)....              -        (24,201)               -       (11,562)
                                                                          ---------       --------         --------      --------
      Net income (loss).............................................      $ (97,652)      $(32,833)        $(92,613)     $  7,333
                                                                          =========       ========         ========      ========

SNC (see note 2):
  Basic net income (loss) per share:
    Continuing operations...........................................      $   (1.28)      $  (0.09)        $  (1.09)     $   0.31
    Discontinued operations.........................................              -          (0.33)               -         (0.16)
                                                                          ---------       --------         --------      --------
  Total basic net income (loss) per share...........................      $   (1.28)      $  (0.42)        $  (1.09)     $   0.15
                                                                          =========       ========         ========      ========

  Diluted net income (loss) per share:
    Continuing operations...........................................      $   (1.28)      $  (0.09)        $  (1.09)     $   0.31
    Discontinued operations.........................................              -          (0.33)               -         (0.16)
                                                                          ---------       --------         --------      --------
  Total diluted net income (loss) per share.........................      $   (1.28)      $  (0.42)        $  (1.09)     $   0.15
                                                                          =========       ========         ========      ========

  Shares used in computing basic net income per share...............         72,600         73,129           71,937        73,448

  Shares used in computing diluted net income per share.............         72,600         73,129           71,937        75,072

Circle.com (see note 2):
  Basic and diluted net loss per share..............................      $   (0.22)      $  (0.11)        $  (0.62)     $  (0.21)
                                                                          =========       ========         ========      ========

  Shares used in computing net loss per share.......................         22,585         20,536           22,542        19,176
                                                                          =========       ========         ========      ========


    See accompanying notes to condensed consolidated financial statements.

                          SNYDER COMMUNICATIONS, INC.
                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (UNAUDITED)

                                                                       For the Nine Months Ended
                                                                             September 30,
                                                                      ----------------------------
                                                                        2000                1999
                                                                      --------            --------
                                                                             (in thousands)
Cash flows from operating activities of continuing operations:
  Income (loss) from continuing operations.....................       $(92,613)           $ 18,895
  Adjustments to reconcile net income (loss) from continuing operations to net cash provided by (used in) operating
    activities of continuing operations:
     Depreciation and amortization.............................         37,718              20,505
     Noncash expense for stock issuances.......................              -              14,275
     Noncash expense for restricted stock and option vesting...            910                   -
     Deferred taxes............................................         (6,281)               (584)
     Loss on disposal of assets................................         11,830               1,116
     Other noncash amounts.....................................           (151)                (11)
  Changes in assets and liabilities:
     Accounts receivable, net..................................         (5,277)            (20,814)
     Receivables from pass-through costs.......................        (32,581)            (44,429)
     Related party receivables.................................            594                   -
     Unbilled services.........................................        (12,674)              8,218
     Deposits and other assets.................................          3,858              (2,763)
     Other current assets......................................         (6,429)             (7,387)
     Accrued payroll, accounts payable and accrued expenses....         57,435              45,773
     Client advances...........................................            590              (4,324)
     Unearned revenue..........................................            829                (934)
                                                                      --------            --------
     Net cash provided by (used in) operating activities
       of continuing operations................................        (42,242)             27,536
                                                                      --------            --------
Cash flows from investing activities of continuing operations:
  Purchase of property and equipment...........................        (33,288)            (21,363)
  Net sales of marketable securities...........................              -                 612
  Purchase of subsidiaries and intangible assets...............         (5,804)            (36,088)
                                                                      --------            --------
  Net cash provided by (used in) investing activities of
   continuing operations.......................................        (39,092)            (56,839)
                                                                      --------            --------

    See accompanying notes to condensed consolidated financial statements.

                          SNYDER COMMUNICATIONS, INC.
           CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS (continued)
                                  (UNAUDITED)


                                                                                              For the Nine Months Ended
                                                                                                     September 30,
                                                                                      ----------------------------------------
                                                                                             2000                     1999
                                                                                      ----------------           -------------
                                                                                                    (in thousands)
Cash flows from financing activities of continuing operations:
  Repayment of long-term notes payable to related parties..........................       $     (1,200)            $       (70)
  Repayments of loans to employees for purchase of stock...........................                 70                       -
  Proceeds from related party loan.................................................            240,000                       -
  Net borrowings (repayments) on lines of credit and other debt....................           (181,024)                 44,482
  Payments on capital lease obligations............................................             (1,083)                 (1,221)
  Proceeds from exercise of options and employee stock purchase plan...............             37,401                  17,663
  Other............................................................................                 72                       -
                                                                                      ----------------         ---------------
    Net cash provided by financing activities of continuing operations.............             94,236                  60,854
                                                                                      ----------------         ---------------

  Effect of exchange rate changes..................................................               (768)                   (514)
  Net increase (decrease) in cash and equivalents of continuing operations.........             12,134                  31,037
  Investments and advances (to) from discontinued operations.......................                  -                 (38,296)
  Cash and equivalents, beginning of period........................................             89,554                  47,931
                                                                                      ----------------         ---------------
  Cash and equivalents, end of period..............................................       $    101,688             $    40,672
                                                                                      ================         ===============

Disclosure of supplemental cash flow information:
  Cash paid for interest...........................................................             13,200                   1,518
  Cash paid for income taxes.......................................................              5,724                  20,336
Disclosure of noncash activities:
  Issuance of shares of common stock for purchase of subsidiaries..................              1,674                 122,737
  Tax benefit from exercise of stock options.......................................              8,898                   2,434
  Treasury stock acquired through the assumption of debt...........................                  -                 100,767
  Distribution of Ventiv to stockholders...........................................                  -                 119,929

     See accompanying notes to condensed consolidated financial statements.

                          SNYDER COMMUNICATIONS, INC.

  CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY AND COMPREHENSIVE
                                     INCOME

                  FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2000


                                                           SNC            SNC                          Circle.com
                                                          Common         Common         Circle.com       Common       Additional
                                                          Stock          Stock            Common       Stock Par       Paid-In
                                                          Shares       Par Value       Stock Shares      Value          Capital
                                                        ------------------------------------------------------------------------
Balance, December 31, 1999............................   75,791,000      $   76        23,660,000     $   24          $  530,638
 Issuance of shares for purchase of subsidiaries
  (unaudited).........................................            -           -           121,000          -               1,674
 Foreign currency translation adjustment
  (unaudited).........................................            -           -                 -          -                   -
 Retirement of Treasury stock.........................   (2,152,000)         (2)                                         (29,399)
 Unrealized loss on marketable securities
  (unaudited).........................................            -           -                 -          -                   -
 Other (unaudited)....................................     (152,000)         (1)          (27,000)         -              12,386
 Net income (loss) (unaudited)........................            -           -                 -          -                   -
                                                        ------------------------------------------------------------------------
Balance, September 30, 2000 (unaudited)...............   73,487,000      $   73        23,754,000     $   24          $  515,299
                                                        ========================================================================

                                                                                                                 Accumulated
                                                               Retained                                            Other
                                                               Earnings         Deferred        Treasury       Comprehensive
                                                              (Deficit)       Compensation        Stock         Income (Loss)
                                                            -----------------------------------------------------------------
                                                                             (in thousands, except share data)
Balance, December 31, 1999............................        $  (172,592)      $  (2,220)      $  (81,974)         $  (2,434)
 Issuance of shares for purchase of subsidiaries
  (unaudited).........................................                  -               -                -                  -
 Foreign currency translation adjustment
  (unaudited).........................................                  -               -                -             (5,376)
 Retirement of Treasury stock.........................                                              29,401                  -
 Unrealized loss on marketable securities
  (unaudited).........................................                  -               -                -                 (7)
 Other (unaudited)....................................               (245)            910           34,057                  -
 Net income (loss) (unaudited)........................            (92,613)              -                -                  -
                                                            -----------------------------------------------------------------
Balance, September 30, 2000 (unaudited)...............        $  (265,450)      $  (1,310)      $  (18,516)         $  (7,817)
                                                            =================================================================


                                                                               Comprehensive
                                                                      Total    Income (Loss)
                                                                -----------------------------
Balance, December 31, 1999............................            $    271,518    $
 Issuance of shares for purchase of subsidiaries
  (unaudited).........................................                   1,674              -
 Foreign currency translation adjustment
  (unaudited).........................................                  (5,376)        (5,376)
 Retirement of Treasury stock.........................                       -              -
 Unrealized loss on marketable securities
  (unaudited).........................................                      (7)            (7)
 Other (unaudited).................................                     47,107              -
 Net income (loss) (unaudited)........................                 (92,613)       (92,613)
                                                                -----------------------------
Balance, September 30, 2000 (unaudited)...............            $    222,303    $   (97,996)
                                                                =============================

    See accompanying notes to condensed consolidated financial statements.

                          SNYDER COMMUNICATIONS, INC.

             NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                                  (UNAUDITED)

1.   ORGANIZATION, BASIS OF PRESENTATION AND BUSINESS:

     Organization

          Snyder Communications, Inc., a Delaware corporation ("Snyder Communications"), was founded in 1988. Snyder Communications completed an initial public offering of its common stock on September 24, 1996. Snyder Communications provides direct marketing, advertising and communications services and Internet professional services to its clients.

          On June 22, 1999, the Board of Directors of Snyder Communications approved a plan to effect the distribution (the "Distribution") of Snyder Communications' discontinued healthcare services business which was spun off to Snyder Communications' stockholders on September 27, 1999 through a special dividend of one share of common stock of a newly formed subsidiary, Ventiv Health, Inc., for every three shares of existing common stock of Snyder Communications. Accordingly, the operating results of the healthcare services business are presented as discontinued operations for the period prior to the spin-off.

          On October 22, 1999, Snyder Communications completed a recapitalization (the "Recapitalization") in which the existing Snyder Communications common stock was replaced by two new series of common stock: the "Circle.com common stock" and the "SNC common stock." The Circle.com common stock separately tracks the performance of Snyder Communications' Internet professional services business unit, which it refers to as "Circle.com," and the SNC common stock separately tracked the performance of the remaining businesses of Snyder Communications which it refers to as its "SNC" business unit, and a retained interest in Circle.com. Each share of existing common stock of Snyder Communications was converted at the time of the Recapitalization into one share of SNC common stock and .25 of a share of Circle.com common stock.

          On September 26, 2000, Havas Advertising, an international communications and advertising company organized under the laws of France, acquired all of the issued and outstanding shares of Snyder Communications SNC common stock through the merger of one of its subsidiaries into Snyder Communications (the "Merger"). In the Merger, each share of existing SNC common stock was exchanged for 1.371 Havas Advertising American Depository Shares. As a result, Snyder Communications has become a subsidiary of Havas Advertising. The Snyder Communications Circle.com common stock was not affected by the Merger.

     Basis of Presentation

          The accompanying unaudited condensed consolidated financial statements have been prepared by Snyder Communications, pursuant to the interim rules and regulations of the Securities and Exchange Commission ("SEC"). As a result, certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles ("GAAP") have been condensed or omitted. Snyder Communications believes that the disclosures made are adequate to make the information presented not misleading. The condensed consolidated financial statements reflect all adjustments (consisting of only normal recurring adjustments) which, in the opinion of management, are necessary to present fairly the financial position, results of operations and cash flows of Snyder Communications as of September 30, 2000 and for the nine months ended September 30, 2000 and 1999. Operating results for the nine month period ended September 30, 2000 are not necessarily indicative of the results that may be expected for the year ended December 31, 2000. The unaudited condensed consolidated financial statements should be read in conjunction with the financial statements and footnotes thereto included in Snyder Communications' Annual Report on Form 10-K for the fiscal year ended December 31, 1999, as filed with the SEC on March 30, 2000.

Havas Advertising will account for the acquisition of Snyder Communications as a purchase in its U.S. GAAP financial statements. Because Havas Advertising acquired less than 95% of the voting interest in Snyder Communications as a result of the Merger, push-down accounting is not reflected in the Snyder Communications financial statements.

2. EARNINGS PER SHARE:

SNC Net Income Per Share. The following table summarizes the information required to calculate earnings per share for the SNC common stock for all periods presented:

                                                               For the Three Months          For the Nine Months
                                                               Ended September 30,           Ended September 30,
                                                            ------------------------      ------------------------
                                                                2000         1999            2000          1999
                                                            -----------  -----------      -----------  -----------
                                                               (in thousands)                (in thousands)
                                                                (unaudited)                   (unaudited)
SNC income (loss) from continuing operations..........       $(91,650)     $ (5,898)      $(75,781)      $ 24,018
Loss related to retained interest in Circle.com.......           (994)         (547)        (2,787)        (1,025)
                                                            -----------  -----------      -----------  -----------
Income (loss) from continuing operations attributed
 to SNC shareholders..................................        (92,644)       (6,445)       (78,568)        22,993
                                                            -----------  -----------      -----------  -----------
SNC income (loss) from discontinued operations........              -       (24,201)             -        (11,562)
                                                            -----------  -----------      -----------  -----------
Net income (loss) attributed to SNC shareholders......       $(92,644)     $(30,646)      $(78,568)      $ 11,431
                                                            ===========  ===========      ===========  ===========

Circle.com Net Loss Per Share. The following table summarizes the information required to calculate earnings per share for the Circle.com common stock for all periods presented:

                                                             For the Three Months        For the Nine Months Ended
                                                              Ended September 30,              September 30,
                                                          -------------------------     --------------------------
                                                              2000         1999            2000           1999
                                                          -----------   -----------     ----------   -------------
                                                              (in thousands)                (in thousands)
                                                                (unaudited)                   (unaudited)
Circle.com net loss...................................        $(6,002)      $(2,735)      $(16,831)       $(5,125)
Loss attributable to SNC's retained interest..........           (994)         (547)        (2,787)        (1,025)
                                                          -----------   -----------     ----------   -------------
Net income (loss) attributable to Circle.com
 shareholders.........................................        $(5,008)      $(2,188)      $(14,044)       $(4,100)
                                                          ===========   ===========     ==========   =============

3. BUSINESS COMBINATIONS:

     During 1999, Snyder Communications completed several purchase business combinations including Media Syndication Global ("MSG") (March 30, 1999), Broadwell Marketing Group ("Broadwell") (May 21, 1999), Natural Intelligence, Inc. ("Natural Intelligence") (June 24, 1999), Tsunami Consulting Group, Inc. ("Tsunami") (June 25, 1999), Interactive Bureau (October 29, 1999) and NetMarquee (December 2, 1999) for total consideration paid of approximately $155.8 million (2,882,250 shares of Snyder common stock, 4,555,217 shares of Circle.com common stock, and $31.3 million of cash). These purchase business combinations have resulted in additional goodwill of $158.7 million. Snyder Communications did not complete any purchase business combinations during the nine months ended September 30, 2000.





   The following table presents pro forma financial information as if the 1999 purchase business combinations had been consummated at the beginning of the period presented.

                                                                                For the Three          For the Nine
                                                                                Months Ended           Months Ended
                                                                             September 30, 1999     September 30, 1999
                                                                           -------------------------------------------
                                                                                  (unaudited)            (unaudited)
Pro forma revenues (in thousands)  .....................................     $       169,605        $       496,601
Pro forma net income (in thousands).....................................     $       (32,138)       $         8,363
Pro forma SNC basic net income per share   .............................     $          (.41)       $           .19
Pro forma SNC diluted net income per share   ...........................     $          (.41)       $           .18
Pro forma Circle.com basic and diluted net loss per share   ............     $          (.11)       $          (.23)


4. SEGMENT INFORMATION:

     SNC develops and delivers messages to both broad and targeted audiences through a broad range of communication channels. Circle.com provides Internet professional services. SNC and Circle.com are reported as operating segments. Snyder Communications evaluates the performance of its two groups based on earnings before interest and taxes (EBIT) of the combined subsidiaries in each operating group, excluding nonrecurring costs.

                                                              For the Three Months                For the Nine Months
                                                              Ended September 30,                 Ended September 30,
                                                         ---------------------------          ---------------------------
                                                          2000                1999              2000               1999
                                                        ---------           --------          --------           --------
Revenues:
 Circle.com                                             $  17,164          $ 10,208          $ 51,561           $ 22,555
 SNC                                                      164,245            156,001           481,067            443,389
 Elimination of intersegment revenues                        (191)              (232)             (518)              (541)
                                                        ----------         ----------        ----------         ----------
   Total                                                $ 181,218           $165,977          $532,110           $465,403
                                                        ==========         ==========        ==========         ==========
EBIT:
 Circle.com                                             $  (6,394)          $ (4,806)         $(18,291)          $ (6,604)
 SNC                                                       (8,702)            16,303            28,348             65,657
                                                        ----------         ----------        ----------         ----------
   Total                                                $ (15,096)          $ 11,497          $ 10,057           $ 59,053
                                                        ==========         ==========        ==========         ==========
Total Assets:
 Circle.com                                                                                   $114,619
 SNC                                                                                           776,569
 Other unallocated amounts                                                                     (53,642)
                                                                                             ----------
   Total                                                                                      $837,546
                                                                                             ==========
Reconciliation of EBIT to income (loss)
 from operations:
     Total EBIT for operating groups                    $ (15,096)          $ 11,497          $ 10,057           $ 59,053
     SNC Merger-related costs                             (85,243)           (14,432)          (89,556)           (15,814)
                                                        ----------         ----------        ----------         ----------
            Income (loss) from operations
             (continuing operations)                    $(100,339)          $ (2,935)         $(79,499)          $ 43,239
                                                        ==========         ==========        ==========         ==========



5. DEBT:

     On September 27, 2000, Snyder Communications repaid the amount due of $182.5 million under its $195 million unsecured credit facility, using the proceeds from a $240 million intercompany loan from a Havas Advertising subsidiary, and then terminated the credit facility. The $240 million intercompany loan is interest bearing and has no set amortization schedule or maturity date. Interest on the intercompany loan is charged by Havas Advertising to Snyder Communications at the rate at which Havas Advertising can borrow the funds on a revolving credit basis, currently using rates applicable under its existing $400 million credit facility. The interest rate in effect on the $240 million intercompany loan at September 30, 2000 was approximately 7.27%.

6. MERGER AND RELATED COSTS:

     The $89.8 million of merger and related costs recorded in the first nine months of 2000 consists of expenses incurred by Snyder Communications as a result of the Merger. Included in the $89.8 million are payments made to certain holders of options to purchase SNC common stock pursuant to the terms of the Merger in exchange for the forfeiture of their options, financial advisory fees, legal and accounting fees, bonuses and tax reimbursements paid to certain employees at the time of the Merger, and other expenses which were a direct result of the Merger. In addition, this amount includes a charge of approximately $10.7 million of costs necessary to consolidate certain operations within the SNC agencies as they are integrated with the Havas Advertising agencies. The company expects these integration activities to be substantially complete by the end of the first quarter of 2001. The charge consists of approximately $2.6 million to consolidate and terminate lease obligations, $7.2 million related to the loss on the disposition of non-strategic property and equipment assets, and $0.9 million of other costs related to the integration activities. As of September 30, 2000, $7.3 million of the $10.7 million costs had been paid, resulting in a remaining liability balance of $3.4 million to be paid for the integration costs.

     Snyder Communications recorded $15.8 million of merger related costs during the nine months ended September 30, 1999, which included a $14.3 million non-cash charge related to a stock payment made to the former owners of an acquired subsidiary which was not provided for in the purchase agreement and which was not part of the purchase price for accounting purposes, and a $1.5 million charge for consulting and related costs necessary to consolidate and integrate certain of SNC's acquired operations in the U.S. under the integration plan, initiated in the fourth quarter of 1998, as disclosed in Snyder Communications' 1998 Annual Report on Form 10-K.


7. CAPITAL STOCK

     As a result of the Merger, the SNC common stock is 100% held by Havas Advertising. Snyder Communications retired all shares of SNC common stock held in treasury immediately prior to the completion of the Merger. The Snyder Communications Circle.com stock was not affected by the Merger.


8. EMPLOYEE BENEFITS

     During 1999, Snyder Communications established an employee stock purchase plan (the "ESPP") pursuant to which the Company made available for sale to its employees shares of both SNC and Circle.com common stock at a price equal to 85% of the lower of the market value on the first or last day of each quarter. Purchases under the ESPP were suspended effective April 1, 2000, and on September 1, 2000 the ESPP was terminated.



9. STOCK INCENTIVE PLAN

     Pursuant to the terms of the Merger, holders of options to purchase 3,302,985 shares of SNC common stock (which had been awarded under Snyder Communications' Second Amended and Restated Stock Incentive Plan) received $43.4 million in exchange for the forfeiture of their options immediately following the completion of the Merger. Also pursuant to the terms of the Merger, the 6,940,227 remaining options to purchase shares of SNC common stock were converted into options to purchase Havas Advertising American Depository Shares. Therefore, at September 30, 2000, there were no outstanding options to purchase shares of SNC common stock. Options to purchase shares of Circle.com common stock were not affected by the completion of the Merger.


10. LOSS ON DISPOSITION

     In the third quarter of 2000, Snyder Communications disposed of a telemarketing business based in Brussels, Belgium and recorded a $12.4 million loss, which includes $8.2 million of goodwill, as a result of the disposition.

                                  CIRCLE.COM
(Circle.com represents the businesses that comprise Snyder Communications, Inc.'s Internet professional services business.)

                       CONDENSED COMBINED BALANCE SHEETS

                                                                                     September 30,
                                                                                         2000                   December 31,
                                                                                      (unaudited)                  1999
                                                                                  -----------------         --------------------

                                                                                                   (in thousands)
ASSETS
Current assets:
  Cash............................................................................         $    812                     $  2,033
  Accounts receivable, net of allowance for doubtful accounts of $2,161 and
          $858 at September 30, 2000 and December 31, 1999, respectively..........           16,064                       11,877
  Receivables from pass-through costs.............................................            2,515                        1,122
  Related party receivable........................................................              146                          105
  Unbilled services...............................................................            2,254                        1,082
  Current portion of deferred tax asset...........................................              732                          186
  Income tax receivable...........................................................            1,291                        2,572
  Other current assets............................................................              884                          449
                                                                                  -----------------         --------------------
     Total current assets.........................................................           24,698                       19,426
                                                                                  -----------------         --------------------


Property and equipment, net.......................................................           12,215                        7,957
Goodwill, net.....................................................................           76,573                       83,842
Deferred tax asset................................................................              427                          436
Deposits and other assets.........................................................              706                        1,314
                                                                                  -----------------         --------------------
     Total assets.................................................................         $114,619                     $112,975
                                                                                  =================         ====================


LIABILITIES AND INVESTMENTS AND ADVANCES FROM SNYDER
 COMMUNICATIONS
Current liabilities:
  Accrued payroll.................................................................         $  4,097                     $  2,602
  Accounts payable................................................................            2,767                        3,134
  Accrued expenses................................................................            5,569                       11,112
  Client advances.................................................................            1,358                        1,365
  Unearned revenue................................................................              620                        1,207
  Payable to SNC..................................................................           52,351                        7,613
                                                                                  -----------------         --------------------
     Total current liabilities....................................................           66,762                       27,033
                                                                                  -----------------         --------------------


Long term debt....................................................................                -                       23,349
Long term obligations under capital leases........................................              126                          401
Commitments and contingencies
Investments and advances from Snyder Communications...............................           47,731                       62,192
                                                                                  -----------------         --------------------
     Total liabilities and investments and advances from Snyder                            $114,619                     $112,975
       Communications.............................................................
                                                                                  =================         ====================

      See accompanying notes to condensed combined financial statements.

                                  CIRCLE.COM
  (Circle.com represents the businesses that comprise Snyder Communications,
               Inc.'s Internet professional services business.)

                  CONDENSED COMBINED STATEMENTS OF OPERATIONS

                                                                     For the Three Months                 For the Nine Months
                                                                     Ended September 30,                  Ended September 30,
                                                               -------------------------------     -------------------------------
                                                                    2000              1999              2000             1999
                                                               -------------     -------------     -------------     -------------
                                                                                           (in thousands)
Net revenues.................................................     $17,164           $10,208           $ 51,561          $22,555
Operating expenses:
  Professional services......................................      10,317             6,256             30,388           13,384
  Office and general.........................................      13,241             8,758             39,464           15,775
                                                               -----------        ----------        -----------       ----------
Income (loss) from operations................................      (6,394)           (4,806)           (18,291)          (6,604)
Interest expense, net........................................      (1,203)             (229)            (3,014)            (229)
                                                               -----------        ----------        -----------       ----------

Income (loss) before income taxes............................      (7,597)           (5,035)           (21,305)          (6,833)
Income tax provision (benefit)...............................      (1,595)           (2,300)            (4,474)          (1,708)
                                                               -----------        ----------        -----------       ----------
  Net loss...................................................     $(6,002)          $(2,735)          $(16,831)         $(5,125)
                                                                ===========        ==========        ===========       ==========

      See accompanying notes to condensed combined financial statements.

                                  CIRCLE.COM
  (Circle.com represents the businesses that comprise Snyder Communications,
                Inc.'s Internet professional service business.)

                  CONDENSED COMBINED STATEMENTS OF CASH FLOWS
                                  (unaudited)

                                                                           For the Nine Months Ended
                                                                                  September 30,
                                                                         -----------------------------
                                                                           2000                  1999
                                                                         --------              -------
                                                                                (in thousands)
Cash flows from operating activities:
  Net loss.....................................................          $(16,831)             $(5,125)
  Adjustments to reconcile net loss to net cash used in
   operating activities:
    Depreciation and amortization..............................             9,392                2,656
    Deferred taxes and other...................................              (558)                  35
    Non-cash expense for restricted stock......................               563                    -
  Changes in assets and liabilities:
    Accounts receivable, net...................................            (4,228)              (5,092)
    Receivables from pass-through costs........................            (1,393)                (808)
    Unbilled services..........................................            (1,172)                (604)
    Taxes receivable...........................................             1,281                    -
    Other current assets.......................................              (435)              (1,592)
    Deposits and other assets..................................               608                 (616)
    Accrued payroll, accounts payable and accrued expenses.....               893                2,494
    Client advances............................................                (7)                (354)
    Unearned revenue...........................................              (587)                   -
                                                                         --------              -------
      Net cash provided by (used in) operating activities......           (12,474)              (9,006)
                                                                         --------              -------
Cash flows from investing activities:
  Purchase of property and equipment...........................            (6,631)              (4,331)
  Purchase of subsidiaries and other intangibles...............            (3,473)                (257)
                                                                         --------              -------
      Net cash used in investing activities....................          $(10,104)             $(4,588)
                                                                         --------              -------
Cash flows from financing activities:
  Investment and advances from Snyder Communications, net......                 -               15,248
  Borrowing from SNC intra-company line of credit..............            44,738                    -
  Repayment of  bank line of credit............................           (23,349)                   -
  Proceeds from the exercise of stock options..................               161                    -
  Repayment of loans to employees for purchase of stock........                70                    -
  Payments on capital lease obligations........................              (275)                   -
                                                                         --------              -------
      Net cash provided by (used in) financing activities.....             21,345               15,248
                                                                         --------              -------
Effect of exchange rate changes................................                12                    6
Net increase (decrease) in cash and equivalents................            (1,221)               1,660

Cash and equivalents, beginning of period......................             2,033                    -
                                                                         --------              -------
Cash and equivalents, end of period............................          $    812              $ 1,660
                                                                         ========              =======
Disclosure of noncash activities:
   Business acquired with Snyder Communications common stock...             1,674               25,085
   Debt incurred for purchase of subsidiary....................                 -               12,292


      See accompanying notes to condensed combined financial statements.

                                  CIRCLE.COM
  (Circle.com represents the businesses that comprise Snyder Communications,
                Inc.'s Internet professional service business.)

           CONDENSED COMBINED STATEMENTS OF CHANGES IN GROUP EQUITY
                                (in thousands)

                                                                                    Other
                                                                 Retained       Comprehensive
                                                    Other        Earnings       Income (Loss)       Total
                                                  ---------------------------------------------------------
Balance at December 31, 1999.................      $76,957       $(14,762)           $  (3)        $ 62,192
  Net loss (unaudited).......................            -        (16,831)               -          (16,831)
  Foreign currency translation adjustment
   (unaudited)...............................            -              -             (100)            (100)
  Restricted stock vesting (unaudited).......          563              -                -              563
  Capital contribution (unaudited)...........        1,844              -                -            1,844
  Unrealized gain on marketable securities
   (unaudited)...............................            -              -               (7)              (7)
  Repayment of loan to employees for
   purchase of stock (unaudited).............           70              -                -               70
                                                   --------------------------------------------------------
Balance at September 30, 2000 (unaudited)....      $79,434       $(31,593)           $(110)        $ 47,731
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

               Notes to Condensed Combined Financial Statements
                                  (unaudited)


1.   Organization, Basis of Presentation and Business:

  Organization

     Snyder Communications Inc. ("Snyder Communications"), a Delaware corporation, provides direct marketing, advertising and communications services and Internet professional services. Circle.com is a business unit of Snyder Communications which consists of the assets and operations of the Internet professional services part of Snyder Communications' business.

     Snyder Communications completed an initial public offering of its common stock on September 24, 1996. On October 22, 1999 Snyder Communications completed a recapitalization (the "Recapitalization") in which the existing Snyder Communications common stock was replaced by two new series of common stock: the "Circle.com common stock" and the "SNC common stock." The Circle.com common stock separately tracks the performance of Snyder Communications' Internet professional services business unit, which Snyder Communications calls "Circle.com", and the SNC common stock separately tracked the performance of the remaining Snyder Communications businesses, which Snyder Communications calls its "SNC" business unit, and a retained interest in Circle.com. Each share of existing Snyder Communications common stock was converted at the time of the Recapitalization into one share of SNC common stock and .25 of a share of Circle.com common stock. On September 26, 2000, Havas Advertising, an international communications and advertising company organized under the laws of France, acquired all of the issued and outstanding shares of SNC common stock through the merger of one of its subsidiaries into Snyder Communications (the "Merger"). In the Merger, each share of existing SNC common stock was exchanged for 1.371 Havas Advertising American Depository shares. As a result, Snyder Communications has become a subsidiary of Havas Advertising. The Circle.com common stock was not affected by the Merger.

     The condensed combined financial statements of Circle.com should be read in conjunction with the condensed consolidated financial statements of Snyder Communications.

  Basis of Presentation

     The accompanying unaudited condensed combined financial statements have been prepared by Snyder Communications pursuant to the interim rules and regulations of the Securities and Exchange Commission ("SEC"). As a result, certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles ("GAAP") have been condensed or omitted. Snyder Communications believes that the disclosures made are adequate to make the information presented not misleading. The condensed combined financial statements reflect all adjustments (consisting of only normal recurring adjustments) which, in the opinion of management, are necessary to present fairly the financial position, results of operations and cash flows of Circle.com as of September 30, 2000 and for the nine months ended September 30, 2000 and 1999. Operating results for the nine month period ended September 30, 2000 are not necessarily indicative of the results that may be expected for the year ended December 31, 2000. The unaudited condensed combined financial statements should be read in conjunction with the financial statements and footnotes thereto included in Snyder Communications' Annual Report on Form 10-K for the fiscal year ended December 31, 1999, as filed with the SEC on March 30, 2000.

     Circle.com recorded $25,100 and $232,297 of revenue for services provided to SNC for the three months ending September 30, 2000 and September 30, 1999, respectively. Circle.com recorded $85,080 and $541,297 of revenue for services provided to SNC for the nine months ended September 30, 2000 and September 30, 1999, respectively.

     Circle.com recorded $166,051 of expenses associated with services purchased from SNC for the three months ended September 30, 2000 and $433,021 for the nine months ended September 30, 2000. Circle.com did not purchase services from SNC during the three months ended September 30, 1999 or for the nine months ended September 30, 1999.

                                  CIRCLE.COM
  (Circle.com represents the businesses that comprise Snyder Communications,
                Inc.'s Internet professional service business.)

               Notes to Condensed Combined Financial Statements
                                  (unaudited)


     Circle.com recorded $673,329 of interest expense on its intra-group revolving credit loan from SNC for the three months ended September 30, 2000 and $1,472,143 for the nine months ended September 30, 2000. Circle.com did not incur interest expense related to SNC during the nine months ended September 30, 1999 because all advances to Circle.com prior to the October 22, 1999 Recapitalization were considered a capital contribution to Circle.com by Snyder Communications and not a loan by SNC.

2. Business Combinations:

     During 1999, Snyder Communications completed purchase business combinations including Tsunami Consulting Group, Inc., Natural Intelligence, Inc., Interactive Bureau and NetMarquee for total consideration paid of approximately $68.8 million (19,412 shares of Snyder Communications common stock, 4,555,217 shares of Circle.com common stock and $22.1 million in cash). These purchase business combinations have resulted in additional goodwill of approximately $73.5 million. Each of these acquired businesses constitute a part of Circle.com's business. Circle.com did not complete any purchase business combinations during the nine months ended September 30, 2000.

     The following table presents pro forma financial information as if the 1999 purchases had been consummated at the beginning of the period presented and all of Circle.com's operations had been taxed as a C corporation.

                                   For the Three Months     For the Nine Months
                                    Ended September 30,     Ended September 30,
                                          1999                     1999
                                   --------------------     -------------------
                                      (in thousands)           (in thousands)
                                        (unaudited)             (unaudited)

Pro forma revenues...............         $13,837                 $35,469
Pro forma net loss...............         $(3,072)                $(6,641)

3. Long Term Debt:

     On September 27, 2000, Snyder Communications repaid the amount due of $182.5 million under its $195 million unsecured credit facility, using the proceeds from a $240 million intercompany loan from a Havas Advertising subsidiary, and then terminated the credit facility. Of the $182.5 million which was repaid under the credit facility, $23.3 million had been allocated to Circle.com. As a result, the $23.3 million external debt under the Snyder Communications credit facility which had been attributable to Circle.com has been refinanced by increasing the $29.1 million intra-group revolving loan from SNC to Circle.com by $23.3 million to $52.4 million. The $52.4 million intra-group revolving loan from SNC is interest bearing and has no set amortization schedule or maturity date. Interest on the intra-group revolving loan is charged by SNC to Circle.com at the rate at which Snyder Communications could borrow the funds on a revolving credit basis. The interest rate in effect on the $52.4 million outstanding under the intra-group revolving loan at September 30, 2000 was approximately 8.5%

                SNYDER COMMUNICATIONS--MANAGEMENT'S DISCUSSION
         AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


     The following discussion of the results of operations and of the liquidity and capital resources of Snyder Communications, Inc. ("Snyder Communications") is based upon Snyder Communications' condensed consolidated financial statements. The following discussion should be read in conjunction with the condensed consolidated financial statements of Snyder Communications and the related notes thereto included elsewhere in this Quarterly Report on Form 10-Q.

     On September 26, 2000, Havas Advertising, an international communications and advertising company organized under the laws of France, acquired all of the issued and outstanding shares of Snyder Communications SNC common stock through the merger of one of its subsidiaries into Snyder Communications (the "Merger"). In the Merger, each share of existing SNC common stock was exchanged for 1.371 Havas Advertising American Depository Shares. Snyder Communications has become a subsidiary of Havas Advertising. The Snyder Communications Circle.com common stock was not affected by the Merger.

Private Securities Litigation Reform Act of 1995 -- A Caution Concerning Forward-Looking Statements

     Statements included in this discussion relating, but not limited, to future revenues, operating expenses, capital requirements, growth rates, cash flows, operational performance, sources and uses of funds and acquisitions are forward-looking statements that involve certain risks and uncertainties. Factors that may cause actual results, performance, achievements or investments expressed or implied by such forward-looking statements include, among other things, the availability of financing, technological, regulatory or other developments in Snyder Communications' business, changes in the competitive climate in which Snyder Communications operates and the emergence of future opportunities and other factors more fully described under the caption "Risk Factors" in Snyder Communications' Proxy Statement and Prospectus filed with the Securities and Exchange Commission on October 7, 1999 and which section is incorporated herein by reference.

Overview

     Since 1996, Snyder Communications expanded the range of marketing services that it is able to offer its clients by creating and initiating new programs or service offerings and by acquiring businesses that offer complementary services. Snyder Communications' strategy has been to grow its existing business and to integrate services of its acquired companies with those of existing operations. The service offerings of acquired companies have been combined with those previously offered by Snyder Communications to create SNC and Circle.com. SNC consists of the Brann Worldwide, Bounty SCA Worldwide and Arnold Communications networks. Brann Worldwide provides direct marketing and sales services for its clients, such as direct mail advertising. Bounty SCA Worldwide distributes product samples and other advertising materials for its clients. Arnold Communications operates SNC's advertising and public relations operations. Circle.com is Snyder Communications' Internet professional services agency network. Snyder Communications strives to integrate its service capabilities within, as well as across, its networks.

Results of Operations

     SNC's net revenues from direct marketing and advertising services may be based on a specific unit of performance, a fixed project amount or an annual retainer. Circle.com's net revenues from Internet professional services are generally based on a fixed project amount or the time and materials utilized.

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

     Merger and related costs recorded in 2000 consist of costs related to the Merger. Merger and related costs recorded in 1999 consist of costs to integrate acquired companies pursuant to an integration plan initiated in the fourth quarter of 1998, as disclosed in Snyder Communications' 1998 Annual Report on Form 10-K.

                SNYDER COMMUNICATIONS--MANAGEMENT'S DISCUSSION
         AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


     The following sets forth, for the periods indicated, certain components of Snyder Communications' income statement data, including such data as a percentage of revenues.

                                      For the Three Months Ended                   For the Nine Months Ended
                                             September 30,                                September 30,
                              -------------------------------------------------------------------------------------
                                     2000                   1999                   2000                 1999
                              -------------------------------------------------------------------------------------
                                                               (dollars in thousands)
Net Revenues                  $181,218    100.0%     $165,977    100.0%     $532,110    100.0%    $465,403   100.0%
Operating expenses:
Cost of services               129,619     71.5       120,309     72.5       373,092     70.1      321,045    69.0
Selling, general and
 administrative expenses        66,432     36.7        34,171     20.6       148,698     27.9       85,305    18.3
Merger and related costs        85,506     47.2        14,432      8.7        89,819     16.9       15,814     3.4
                              ------------------     ------------------     ------------------    -----------------

Income (loss) from
 operations                   (100,339)   (55.4)       (2,935)    (1.8)      (79,499)   (14.9)      43,239     9.3

Interest expense                (4,361)    (2.4)       (1,534)    (0.9)      (12,813)    (2.4)      (2,230)   (0.5)
Interest income                  1,334      0.7           772      0.5         3,477      0.7        2,009     0.4
Loss on disposition            (12,376)    (6.8)            -        -       (12,376)    (2.3)           -       -
Income tax provision
 (benefit)                     (18,090)   (10.0)        4,935      3.0        (8,598)    (1.6)      24,123     5.2
                              ------------------     ------------------     ------------------    -----------------

Income (loss) from
 continuing operations         (97,652)   (53.9)       (8,632)    (5.2)      (92,613)   (17.3)      18,895     4.0

Income (loss) from
 discontinued operations
 (net of income taxes)               -        -       (24,201)   (14.6)            -        -      (11,562)   (2.5)
                              ------------------     ------------------     ------------------    -----------------
Net income (loss)             $(97,652)   (53.9)%    $(32,833)   (19.8)%    $(92,613)   (17.3)%   $  7,333     1.5%
                              ==================     ==================     ==================    =================

Three Months Ended September 30, 2000 Compared to Three Months Ended September 30, 1999

     Revenues. Snyder Communications' revenues increased $15.2 million, or 9.2%, to $181.2 million in the third quarter of 2000 from $166.0 million in the third quarter of 1999. Revenues at Arnold Communications increased $2.6 million, or 7.2%, during the period as a result of increased creative and advertising services provided to new and existing clients, primarily in the U.S. Revenues at Brann Worldwide increased $4.7 million, or 6.7%, during the period. Brann Worldwide experienced a reduction in revenue from its U.S. telemarketing operations, which it completed plans to discontinue during the period. This reduction was offset by an increase in other services provided to new and existing clients. Revenues at Bounty SCA Worldwide increased $0.9 million, or 1.9% during the period. Revenues at Circle.com increased $7.0 million, or 68.6%, in the third quarter of 2000 compared to the third quarter of 1999 as a result of increases in services provided to both new and existing clients and revenue contributed by purchase transactions completed in 1999.

     Cost of services. Snyder Communications' cost of services increased $9.3 million, or 7.7%, to $129.6 million in the third quarter of 2000 from $120.3 million in the third quarter of 1999. Cost of services as a percentage of revenue decreased to 71.5% in the third quarter of 2000 from 72.5% in the third quarter of 1999. The reasons for the dollar fluctuations in cost of services generally correspond to the revenue changes discussed above. Cost of services at Arnold Communications increased $1.0 million, or 4.2%, during the period resulting in cost of services as a percentage of revenues of 68.7% in the third quarter of 2000 compared to 70.7% in the same period of 1999. Cost of services within the Brann Worldwide network increased $4.0 million, or 7.3%, during the period resulting in cost of services as a percentage of revenue of 76.9% in the third quarter of 2000 compared to 76.4% in the third quarter of 1999. Bounty SCA Worldwide's cost of services increased $0.5 million, or 1.6%, resulting in cost of services as a percentage of revenues of 67.5% in the third quarter of 2000 compared to 66.3% in the third quarter of 1999. Circle.com's cost of services increased $3.8 million, or 45.8%, to $12.1 million in the third quarter of 2000 from $8.3 million in the third quarter of 1999.

     Selling, general and administrative expenses. Snyder Communications' selling, general and administrative expenses increased $32.2 million, or 94.2%, to $66.4 million in the third quarter of 2000 compared to $34.2 million the same period of 1999 as a result of selling, general and administrative expense increases in each of Snyder Communications' four networks. The expense increase includes a charge related to certain pending legal matters for which Snyder Communications, based on the advice of outside legal counsel, believes it is adequately

                SNYDER COMMUNICATIONS--MANAGEMENT'S DISCUSSION
         AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


reserved, and the one-time recognition of bad debt expense related to several clients which have recently experienced financial difficulty. In addition, the expenses in the quarter ended September 30, 2000 include costs related to several smaller office moves, consolidations and closures, termination of certain senior management personnel, policy changes, and projects undertaken or redirected. As a result of the foregoing, selling, general and administrative expenses as a percent of revenue increased to 36.7% in the third quarter of 2000 compared to 20.6% in the third quarter of 1999.

     Merger and related costs. The $85.5 million of merger and related costs recorded in the three months ended September 30, 2000 consists of expenses incurred by Snyder Communications as a result of the Merger. Included in the $85.5 million are payments made to certain holders of options to purchase SNC common stock pursuant to the terms of the Merger in exchange for the forfeiture of their options, financial advisory fees, legal and accounting fees, bonuses and tax reimbursements paid to certain employees at the time of the Merger, and other expenses which were a direct result of the Merger. In addition, this amount includes a charge of approximately $10.7 million of costs necessary to consolidate certain operations within the SNC networks as they are integrated with the Havas Advertising agencies. Snyder Communications expects these integration activities to be substantially complete by the end of the first quarter of 2001. The charge consists of approximately $2.6 million to consolidate and terminate lease obligations, $7.2 million related to the loss on the disposition of non-strategic property and equipment assets, and $0.9 million of other costs related to the integration activities. As of September 30, 2000, $7.3 million of the $10.7 million costs had been paid, resulting in a remaining liability balance of $3.4 million to be paid for the integration costs.

     Snyder Communications recorded $14.4 million of merger related costs during the three months ended September 30, 1999, which consists primarily of a $14.3 million non-cash charge related to a stock payment made to the former owners of an acquired subsidiary which was not provided for in the purchase agreement and which was not part of the purchase price for accounting purposes.

     Interest expense. Interest expense increased $2.9 million, to $4.4 million in the third quarter of 2000 from $1.5 million in the third quarter of 1999. The increase in interest expense is attributable to increased borrowings under the $195 million unsecured revolving credit facility that was terminated in September 2000 after completion of the Merger. See "--Liquidity and Capital Resources."

     Interest income. Interest income increased $0.5 million, to $1.3 million in the third quarter of 2000 from $0.8 million in the third quarter of 1999. Interest income varies based on the amount of cash and equivalents available for investment during the periods and on prevailing short-term interest rates.

     Loss on disposition. In the third quarter of 2000, Snyder Communications disposed of a telemarketing business based in Brussels, Belgium and recorded a $12.4 million loss, which includes $8.2 million of goodwill, as a result of the disposition.

     Income tax provision. Snyder Communications recorded a tax benefit of $18.1 million in the third quarter of 2000 and a tax expense of $4.9 million in the third quarter of 1999. The actual tax provision recorded differs from the federal statutory rate primarily due to the non-deductibility of certain goodwill amortization and certain other costs and state income taxes recorded during the periods.

     Income (loss) from continuing operations. As a result of all the factors discussed above, loss from continuing operations increased to $(97.7) million in the third quarter of 2000 from a loss of $(8.6) million in the third quarter of 1999.

     Income (loss) from discontinued operations (net of income taxes). In 1999, Snyder Communications spun off its healthcare services group, Ventiv Health, Inc. ("Ventiv"), through a distribution to existing stockholders on September 27, 1999. Therefore, the results of operations of Ventiv have been classified as discontinued operations. Ventiv reported a net loss of $10.9 million for the three months ended September 30, 1999. In addition to the results of Ventiv, $13.3 million of costs, net of taxes, related to the Ventiv spin-off which were incurred by Snyder Communications are reflected in the results from discontinued operations for the three months ended September 30, 1999. These expenses consist primarily of financial advisory fees, other professional service fees, and printing fees. There were no discontinued operations during the three months ended September 30, 2000.

     Net income (loss). As a result of the factors discussed above, Snyder Communications' net loss increased to $(97.7) million in the third quarter of 2000 from $(32.8) million in the third quarter of 1999.

                SNYDER COMMUNICATIONS--MANAGEMENT'S DISCUSSION
         AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


Nine Months Ended September 30, 2000 Compared to Nine Months Ended September 30, 1999

     Revenues. Snyder Communications' revenues increased $66.7 million, or 14.3%, to $532.1 million in the first nine months of 2000 from $465.4 million in the same period of 1999. Revenues at Arnold Communications increased $15.6 million, or 15.7%, during the period as a result of increased creative and advertising services provided to new and existing clients, primarily in the U.S. Revenues at Brann Worldwide increased $8.6 million, or 3.9%, during the period. Brann Worldwide experienced a reduction in revenue from its U.S. telemarketing operations which it completed plans to discontinue during the period. This reduction was offset by an increase in other services provided to new and existing clients and by revenues from Broadwell Marketing Group, which was purchased in May of 1999. Excluding the telemarketing operations that are being disposed of, revenues at Brann Worldwide increased $28.9 million, or 16.1% during the period. Revenues at Bounty SCA Worldwide increased $13.5 million, or 10.8%, during the period, due to an increase in revenues resulting from the purchase of Media Syndication Global on March 30, 1999. This increase was partially offset by a decrease in revenue from sampling-related programs during the first nine months of 2000. Revenues at Circle.com increased $29.0 million, or 128.3%, during the period as a result of increases in services provided to both new and existing clients and revenue contributed by purchase transactions completed in 1999.

     Cost of services. Snyder Communications' cost of services increased $52.0 million, or 16.2%, to $373.1 million in the first nine months of 2000 from $321.1 million in the same period of 1999. Cost of services as a percentage of revenue increased to 70.1% in the first nine months of 2000 from 69.0% in the same period of 1999. The reasons for the dollar fluctuations in cost of services generally correspond to the revenue changes discussed above. Cost of services at Arnold Communications increased $9.7 million, or 13.9%, during the period resulting in cost of services as a percentage of revenues of 69.0% in the first nine months of 2000 compared to 70.1% in the same period of 1999. Cost of services within the Brann Worldwide network increased $13.2 million, or 8.3%, during the period resulting in cost of services as a percentage of revenue of 76.0% in the first nine months of 2000 compared to 72.9% in the same period of 1999. The increase in cost of services as a percentage of revenues at Brann Worldwide is primarily a result of the increased costs from the increased level of services provided in the Brann Worldwide network described above not being fully offset by the reduction of variable costs related to the reduced revenue from the U.S. telemarketing business. Bounty SCA Worldwide's cost of services increased $9.7 million, or 12.9%, resulting in cost of services as a percentage of revenues of 61.2% in the first nine months of 2000 compared to 60.1% in the same period of 1999. The increase in cost of services as a percentage of revenues at Bounty SCA Worldwide is primarily a result of the purchase of Media Syndication Global, which has a lower gross margin than Bounty SCA Worldwide's other businesses. Circle.com's cost of services increased $19.4 million, or 113.0%, to $36.6 million in the third quarter of 2000 from $17.2 million in the third quarter of 1999.

     Selling, general and administrative expenses. Snyder Communications' selling, general and administrative expenses increased $63.4 million, or 74.3%, to $148.7 million in the first nine months of 2000 compared to $85.3 million the same period of 1999 as a result of selling, general and administrative expense increases in each of Snyder Communications' four networks. This increase is partly caused by expenses, including goodwill amortization, at entities which were purchased by Circle.com late in June 1999 and later, and by the purchases of Media Syndication Global and Broadwell Marketing Group in March 1999 and May 1999, respectively. The expense increase includes a charge, related to certain pending legal matters for which Snyder Communications, based on the advice of outside legal counsel, believes it is adequately reserved, and the one-time recognition of bad debt expense related to several clients which have recently experienced financial difficulty. In addition, the expenses in the quarter ended September 30, 2000 include costs related to several smaller office moves, consolidations and closures, termination of certain senior management personnel, policy changes, and projects undertaken or redirected. As a result of the foregoing, selling, general and administrative expenses as a percent of revenue increased to 27.9% in the first nine months of 2000 compared to 18.3% in the same period of 1999.

     Merger and related costs. The $89.8 million of merger and related costs recorded in the nine months ended September 30, 2000 consists of expenses incurred by Snyder Communications as a result of the Merger. Included in the $89.8 million are payments made to certain holders of options to purchase SNC common stock pursuant to the terms of the Merger in exchange for the forfeiture of their options, financial advisory fees, legal and accounting fees, bonuses and tax reimbursements paid to certain employees at the time of the Merger, and other expenses which were a direct result of the Merger. In addition, this amount includes a charge of approximately $10.7 million of costs necessary to consolidate certain operations within the SNC networks as they are integrated with the Havas Advertising agencies. Snyder Communications expects these integration activities to be

                SNYDER COMMUNICATIONS--MANAGEMENT'S DISCUSSION
         AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


substantially complete by the end of the first quarter of 2001. The charge consists of approximately $2.6 million to consolidate and terminate lease obligations, $7.2 million related to the loss on the disposition of non-strategic property and equipment assets, and $0.9 million of fees and other costs related to the integration activities. As of September 30, 2000, $7.3 million of the $10.7 million costs had been paid, resulting in a remaining liability balance of $3.4 million to be paid for the integration costs.

     Snyder Communications recorded $15.8 million of merger related costs during the nine months ended September 30, 1999, which included a $14.3 million non-cash charge related to a stock payment made to the former owners of an acquired subsidiary which was not provided for in the purchase agreement and which was not part of the purchase price for accounting purposes, and a $1.5 million charge for consulting and related costs necessary to consolidate and integrate certain of SNC's acquired operations in the U.S. under the integration plan, initiated in the fourth quarter of 1998, as disclosed in Snyder Communications' 1998 Annual Report on Form 10-K.

     Interest expense. Interest expense increased $10.6 million, to $12.8 million in the first nine months of 2000 from $2.2 million in the same period of 1999. The increase in interest expense is attributable to increased borrowings under the $195 million unsecured revolving credit facility that was terminated in September 2000 after completion of the Merger. See "--Liquidity and Capital Resources."

     Interest income. Interest income increased $1.5 million, to $3.5 million in the first nine months of 2000 from $2.0 million in the same period of 1999. Interest income varies based on the amount of cash and equivalents available for investment during the periods and on prevailing short-term interest rates.

     Loss on disposition. In the third quarter of 2000, Snyder Communications disposed of a telemarketing business based in Brussels, Belgium and recorded a $12.4 million loss, which includes $8.2 million of goodwill, as a result of the disposition.

     Income tax provision. Snyder Communications recorded a tax benefit of $8.6 million in the first nine months of 2000 and a tax expense of $24.1 million in the same period of 1999. The actual tax provision recorded differs from the federal statutory rate primarily due to the non-deductibility of certain goodwill amortization and certain other costs and state income taxes recorded during the periods.

     Income (loss) from continuing operations. As a result of all the factors discussed above, loss from continuing operations increased to $(92.6) million in the first nine months of 2000 from income of $18.9 million in the same period of 1999.

     Income (loss) from discontinued operations (net of income taxes). In 1999, Snyder Communications spun off its healthcare services group, Ventiv Health, Inc. ("Ventiv"), through a distribution to existing stockholders on September 27, 1999. Therefore, the results of operations of Ventiv have been classified as discontinued operations. Ventiv reported net income of $1.8 million for the nine months ended September 30, 1999. In addition to the results of Ventiv, $13.3 million of costs related to the Ventiv spin-off which were incurred by Snyder Communications are reflected in the results from discontinued operations for the nine months ended September 30, 1999. There were no discontinued operations during the nine months ended September 30, 2000.

     Net income (loss). As a result of the factors discussed above, Snyder Communications' net loss increased to $(92.6) million in the first nine months of 2000 from net income of $7.3 million in the same period of 1999.

Liquidity and Capital Resources

     On September 30, 2000, Snyder Communications had $101.7 million in cash and equivalents. Cash and equivalents increased $12.1 million during the nine months ended September 30, 2000 due to $94.3 million provided by financing activities, offset by the $42.2 million used in operating activities, the $39.1 million net cash used in investing activities, and the $0.8 million effect of changes in exchange rates during the period. The $94.3 million provided by financing activities consists primarily of borrowings from a subsidiary of Havas Advertising, net of the repayment of credit agreement debt, proceeds received from the exercise of employee stock options and sales of stock under Snyder Communications' employee stock purchase plan. The $39.1 million in cash used in investing activities consists primarily of cash used for capital expenditures and earn-out payments related to previously acquired businesses.

     Snyder Communications believes that its cash and equivalents, as well as the cash provided by operations and available financing, will be sufficient to fund its current operations, planned capital expenditures and anticipated growth of the existing business over the next 12 months and beyond. Snyder Communications currently

                SNYDER COMMUNICATIONS--MANAGEMENT'S DISCUSSION
         AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


does not have any significant contractual purchasing obligations other than existing facility and equipment operating leases.

     Following the Merger in September 2000, Snyder Communications repaid the $182.5 million due under its unsecured credit facility, using the proceeds from a $240 million intercompany loan from a subsidiary of Havas Advertising, and then terminated the credit facility. The $240 million intercompany loan is interest bearing and has no set amortization schedule or maturity date. Interest on the intercompany loan is charged by Havas Advertising to Snyder Communications at the rate at which Havas Advertising can borrow the funds on a revolving credit basis, currently using rates applicable under Havas Advertising's existing $400 million credit facility which expires on May 18, 2001. The interest rate in effect on the $240 million intercompany loan at September 30, 2000 was approximately 7.27%. Havas Advertising has informed Snyder Communications that it intends to refinance the $400 million credit line with other external financing sources. However, there can be no assurance that Havas Advertising will be able to complete this financing.

     SNC loaned $52.4 million to Circle.com between October 22, 1999 (the Recapitalization date) and September 30, 2000 on an intra-group revolving credit basis, including $23.3 million in connection with the refinancing of the $23.3 million of external debt of Snyder Communications which had been allocated to Circle.com and was repaid in September 2000 using the proceeds from a $240 million intercompany loan from a Havas Advertising subsidiary to Snyder Communications. The $52.4 million intra-group revolving loan is interest bearing and has no set amortization schedule or maturity date. Interest is charged by SNC to Circle.com on the intra-group revolving credit loan at the rate at which Snyder Communications could borrow the funds on a revolving credit basis. The interest rate in effect on the $52.4 million outstanding under the intra-group revolving loan at September 30, 2000 was approximately 8.5%. The $52.4 million of borrowings under the intra-group revolving credit loan are unsecured and Circle.com is not required to meet any financial or other covenants with regard to the loan. If determined to be in the best interest of the SNC and Circle.com stockholders, the Snyder Communications board of directors could decide that some or all of the intra-group revolving credit loan should prospectively be accounted for as a long-term loan or as a capital contribution increasing SNC's retained interest in Circle.com.

     Snyder Communications anticipates that it will be in a position to fund the needs of Circle.com in the short-term and it will monitor and evaluate market conditions to assess the possibility of other sources of debt or equity financing as the need arises. However, there can be no assurance that Circle.com will be able to obtain third party debt or equity financing, or that Snyder Communications will continue to be in a position to provide additional funding to Circle.com in the longer-term.

     Snyder Communications is subjected to the impact of foreign currency fluctuations, particularly with respect to the British pound. To date, changes in the British pound exchange rate have not had a material impact on Snyder Communications' liquidity or results of operations. Snyder Communications continually evaluates its exposure to exchange rate risk but does not currently hedge such risk.

     Given the extent of services currently provided in continental Europe and the nature of those services, Snyder Communications does not expect the euro to have a material impact on its operations or cash flows. Snyder Communications will continue to evaluate the impact of the euro as it continues to expand the services offered and the European locations in which it operates.

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

     On September 26, 2000, Havas Advertising acquired all of the issued and outstanding shares of Snyder Communications SNC common stock through the Merger. In the Merger, each share of existing SNC common stock was exchanged for 1.371 Havas Advertising American Depository Shares. As a result, Snyder Communications has become a subsidiary of Havas Advertising. The Snyder Communications Circle.com common stock was not affected by the Merger.

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

     The Management's Discussion and Analysis of Financial Condition and Results of Operations of Circle.com should be read in conjunction with the Management's Discussion and Analysis of Financial Condition and Results of Operations of Snyder Communications.

Results of Operations

     Net revenues from Internet professional services are generally based on either a fixed project amount or the time and materials utilized.

     Professional services expenses consist primarily of compensation and benefits of Circle.com employees engaged in the delivery of professional services.

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

                      CIRCLE.COM--MANAGEMENT'S DISCUSSION
         AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


                                         For the Three Months Ended                        For the Nine Months Ended
                                                September 30,                                    September 30,
                               -----------------------------------------------------------------------------------------------
                                       2000                     1999                     2000                    1999
                               -----------------------------------------------------------------------------------------------
                                                                    (dollars in thousands)
Net Revenues                   $17,164      100.0%      $10,208      100.0%      $ 51,561      100.0%     $22,555      100.0%
Operating expenses:
Professional Services           10,317       60.1         6,256       61.3         30,388       58.9       13,384       59.3
Office and general
 expenses                       13,241       77.1         8,758       85.8         39,464       76.5       15,775       70.0
                               -------------------      -------------------      --------------------     --------------------

Income (loss) from
 operations                     (6,394)     (37.2)       (4,806)     (47.1)       (18,291)     (35.4)      (6,604)     (29.3)

Interest expense                (1,220)      (7.1)         (233)      (2.2)        (3,056)      (5.9)        (233)      (1.0)
Interest income                     17          -             4          -             42          -            4          -
                               -------------------      -------------------      --------------------     --------------------

Income (loss) before
 income taxes                   (7,597)     (44.3)       (5,035)     (49.3)       (21,305)     (41.3)      (6,833)     (30.3)

Income tax provision
 (benefit)                      (1,595)     ( 9.3)       (2,300)     (22.5)        (4,474)     ( 8.7)      (1,708)      (7.6)
                               -------------------      -------------------      --------------------     --------------------

Net income (loss)               (6,002)    (35.0)%       (2,735)    (26.8)%       (16,831)    (32.6)%      (5,125)     (22.7)%
                               ===================      ===================      ====================     ====================

Goodwill Amortization          $ 2,389                  $ 1,268                  $  7,186                 $ 1,979


Three Months Ended September 30, 2000 Compared to Three Months Ended September 30, 1999

     Revenues. Circle.com's revenues increased $7.0 million, or 68.6%, to $17.2 million in the third quarter of 2000 from $10.2 million in the third quarter of 1999. Of this $7.0 million increase, $3.8 million, or 54.3%, is a result of revenue contributed by entities which Circle.com purchased in the fourth quarter of 1999. The remaining $3.2 million of the increase is attributable to additional levels of service provided to both new and existing clients in both the U.S. and the U.K.

     Professional services expense. Circle.com's professional services expense increased $4.0 million, or 63.5%, to $10.3 million in the third quarter of 2000 compared to $6.3 million in the third quarter of 1999. The increase in professional service expenses is consistent with the increase in revenue. Professional services expense as a percentage of net revenues decreased slightly to 60.1% in the third quarter of 2000 compared to 61.3% in the third quarter of 1999.

     Office and general expenses. Office and general expense increased $4.4 million, or 50%, to $13.2 million in the third quarter of 2000 from $8.8 million in the third quarter of 1999. The increase in office and general expense is consistent with the increased levels of revenue, and includes $1.1 million of additional goodwill amortization in the third quarter of 2000 compared to 1999 from entities purchased in the fourth quarter of 1999. In addition, the third quarter of 2000 includes increased office and general costs related to having a publicly traded security following the October 22, 1999 Recapitalization.

     Interest expense, net. Interest expense, net increased $1.0 million, to $1.2 million in the third quarter of 2000 from $0.2 million in the third quarter of 1999. This increase in interest expense is attributable to increases in the external debt which was attributed to Circle.com by Snyder Communications for certain acquisitions and for amounts advanced to Circle.com by SNC on a revolving credit basis following the October 22, 1999 Recapitalization. See "--Liquidity and Capital Resources."

     Income tax provision. Circle.com recorded a tax benefit of $1.6 million in the third quarter of 2000 and a tax benefit of $2.3 million in the third quarter of 1999. Circle.com's effective tax rate is approximately 21% for the third quarter of 2000. The actual tax provision recorded differs from the federal statutory rate primarily due to the non-deductibility of certain goodwill amortization and state income taxes recorded during the period.

     Net loss. As a result of all the factors discussed above, Circle.com's net loss increased to $6.0 million in the third quarter of 2000 from $2.7 million in the third quarter of 1999.

                      CIRCLE.COM--MANAGEMENT'S DISCUSSION
         AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


Nine Months Ended September 30, 2000 Compared to Nine Months Ended September 30, 1999

     Revenues. Circle.com's revenues increased $29.0 million, or 128.3%, to $51.6 million in the first nine months of 2000 from $22.6 million in the same period of 1999. Of this $29.0 million increase, $15.5 million, or 53.4%, is a result of revenue contributed by entities which Circle.com purchased late in June of 1999 and later during 1999. The remaining $13.5 million of the increase is attributable to additional levels of service provided to both new and existing clients in both the U.S. and the U.K.

     Professional services expense. Circle.com's professional services expense increased $17.0 million, or 126.9%, to $30.4 million in the first nine months of 2000 compared to $13.4 million in the same period of 1999. The dollar increase in professional service expenses is consistent with the increase in revenue. Professional services expense as a percentage of net revenues decreased slightly to 58.9% in the first nine months of 2000 compared to 59.3% in the same period of 1999.

     Office and general expenses. Office and general expense increased $23.7 million, or 150.0%, to $39.5 million in the first nine months of 2000 from $15.8 million in the same period of 1999. The increase in office and general expense is consistent with the increased levels of revenue, and includes $5.2 million of additional goodwill amortization in the first nine months of 2000 compared to 1999 from entities purchased late in June 1999 and later. In addition, the first nine months of 2000 includes increased office and general costs related to having a publicly traded security following the October 22, 1999 Recapitalization.

     Interest expense, net. Interest expense, net increased $2.8 million, to $3.0 million in the first nine months of 2000 from $0.2 million in the same period in 1999. This increase in interest expense is attributable to increases in the external debt which was attributed to Circle.com by Snyder Communications for certain acquisitions and for amounts advanced to Circle.com by SNC on a revolving credit basis following the October 22, 1999 Recapitalization. See "--Liquidity and Capital Resources."

     Income tax provision. Circle.com recorded a tax benefit of $4.5 million in the first nine months of 2000 and a tax benefit of $1.7 million in the first nine months of 1999. Circle.com's effective tax rate is approximately 21% for the first nine months of 2000. The actual tax provision recorded differs from the federal statutory rate primarily due to the non-deductibility of certain goodwill amortization and state income taxes recorded during the period.

     Net loss. As a result of all the factors discussed above, Circle.com's net loss increased to $16.8 million in the first nine months of 2000 from $5.1 million in the first nine months of 1999.

Liquidity and Capital Resources

     At September 30, 2000, Circle.com had $0.8 million in cash and equivalents. Cash and equivalents decreased $1.2 million during the nine months ended September 30, 2000 due to the $12.5 million used in operating activities, and the $10.1 million used in investing activities, offset by the $21.4 million provided by financing activities during the period. The $21.4 million cash provided by financing activities consists primarily of proceeds received from SNC on an intra-group revolving credit basis, discussed below. The $10.1 million cash used in investing activities consists primarily of cash used for capital expenditures and to earn-out payments related to a previously acquired business.

     Circle.com has incurred cumulative losses of $31.6 million from its inception through September 30, 2000. Circle.com recorded a net loss of $6.0 million in the third quarter of 2000. Circle.com has relied on investments and advances from SNC in order to build its business, acquire Internet services companies, and to fund its operating and net losses.

     Cash on hand as of September 30, 2000 will not be sufficient to fund the operations of Circle.com through the end of 2000. Snyder Communications currently expects that Circle.com will require additional cash to fund its growth and operating losses over the next year and beyond. Accordingly, Circle.com will need to obtain additional funding from SNC, borrow money from a third party, or Snyder Communications may need to issue more shares of Circle.com common stock. If Snyder Communications issues additional shares of Circle.com stock in order to fund Circle.com's operating losses, the result could be a dilution of the interests of existing Circle.com stockholders and

                      CIRCLE.COM--MANAGEMENT'S DISCUSSION
         AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


SNC's retained interest. Circle.com does not have any borrowing arrangement in place with a third party and, therefore, relies on Snyder Communications as its source of cash. Other than the $12.3 million of external debt allocated at the October 22, 1999 Recapitalization the funding provided to Circle.com by Snyder Communications prior to the issuance of the Circle.com common stock is considered an investment in Circle.com by Snyder Communications. Following the issuance of the Circle.com common stock, all further cash provided to Circle.com by Snyder Communications has been considered an interest-bearing loan from SNC, and external borrowing for the purpose of acquisitions by Circle.com was allocated to Circle.com. As a result, with respect to interest and debt allocation to Circle.com, the historical financial statements are not comparable to current periods. Following the merger of Snyder Communications with Havas Advertising in September 2000, Snyder Communications repaid the outstanding balance under its revolving credit facility, using the proceeds from an intercompany loan from Havas Advertising, and then terminated the credit facility. As a result, the $23.3 million external debt under the Snyder Communications credit facility which had previously been attributable to Circle.com has been refinanced by increasing the intra-group revolving loan from SNC to Circle.com.

     SNC loaned $52.4 million to Circle.com between October 22, 1999 (the Recapitalization date) and September 30, 2000 on an intra-group revolving credit basis, including $23.3 million in connection with the refinancing of the $23.3 million external debt of Snyder Communications which had been allocated to Circle.com and was repaid in September 2000 using the proceeds from a $240 million intercompany loan from a Havas Advertising subsidiary to Snyder Communications. The $52.4 million intra-group revolving loan is interest bearing and has no set amortization schedule or maturity date. Interest is charged by SNC to Circle.com on the intra-group revolving credit loan at the rate at which Snyder Communications could borrow the funds on a revolving credit basis. The interest rate in effect on the $52.4 million outstanding under the intra-group revolving loan at September 30, 2000 was approximately 8.5%. The $52.4 million of borrowings under the intra-group revolving credit loan are unsecured and Circle.com is not required to meet any financial or other covenants with regard to the loan. If determined to be in the best interest of the SNC and Circle.com stockholders, the Snyder Communications board of directors could decide that some or all of the intra-group revolving credit loan should prospectively be accounted for as a long-term loan or as a capital contribution increasing SNC's retained interest in Circle.com.

     Snyder Communications anticipates that it will be in a position to fund the needs of Circle.com in the short-term and it will monitor and evaluate market conditions to assess the possibility of other sources of debt or equity financing as the need arises. However, there can be no assurance that Circle.com will be able to obtain third party debt or equity financing, or that Snyder Communications will continue to be in a position to provide additional funding to Circle.com in the longer-term.

     Circle.com is subject to the impact of foreign currency fluctuations, particularly with respect to the British pound. To date, changes in the British pound exchange rates have not had a material impact on Circle.com's liquidity or results of operations. Circle.com continually evaluates its exposure to exchange rate risk but does not currently hedge such risk.

PART II. OTHER INFORMATION

Item 4. Submission of Matter to a vote of Security Holders

        On September 25, 2000, Snyder Communications held a special meeting of stockholders for the consideration and approval of the following proposal which was described in Snyder Communications' Proxy Statement dated August 24, 2000, a copy of which has previously been filed with the Securities and Exchange Commission:

        Proposal: To approve and adopt the Amended and Restated Agreement and Plan of Merger, dated as of August 3, 2000 and effective February 20, 2000, among Snyder Communications, Inc., HAS Acquisition Corp. and Havas Advertising, providing for the merger of HAS Acquisition Corp. with and into Snyder Communications, Inc., and to approve the Merger.

                                                             Total Votes Against
                                           Total Votes For       or Withheld         Abstentions
                                           -----------------------------------------------------
        Adopt the Amended and Restated
        Agreement and Plan of Merger
        and approve the Merger              61,677,102             72,015             148,140

Item 6. Exhibits and Reports on Form 8-K.

     (a)  Exhibits

          27.1   Financial Data Schedule

     (b)  Reports on Form 8-K

          None.

                                  SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                             SNYDER COMMUNICATIONS, INC.
                                                     (Registrant)



Date:  November 14, 2000                     /s/ David B. Pauken
       -----------------                         --------------
                                                 David B. Pauken
                                                 Chief Accounting Officer
                                                 (Principal Financial Officer)