Form 10-K
period 2000-12-31
SNYDER COMMUNICATIONS INC
filed 2001-03-13
CIK 1017906

================================================================================

                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549

                                   FORM 10-K


[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 (Fee Required) For the fiscal year ended December 31, 2000

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

Title of Each Class                    Name of Each Exchange on Which Registered
--------------------------------------------------------------------------------
Circle.com common stock,               Nasdaq National Market System
par value $.001 per share


Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [_]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statement incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K [X].

The aggregate market value of the Circle.com voting stock of the registrant held by non-affiliates as of March 1, 2001 was approximately $26,319,844.

As of March 1, 2001, there were 74,461,611 outstanding shares of the registrant's SNC common stock and 22,689,521 outstanding shares of the registrant's Circle.com common stock. All shares of SNC common stock are owned by Havas Advertising.

                      DOCUMENTS INCORPORATED BY REFERENCE

Incorporated by reference into Part II, Item 7 of this Form 10-K is the "Risk Factors" section in Snyder Communications, Inc.'s Proxy Statement and Prospectus, filed with the Securities and Exchange Commission on October 7, 1999.

================================================================================

                               TABLE OF CONTENTS

ITEM                              DESCRIPTION                            PAGE
----                              -----------                            ----
                                    PART I

  1           Business                                                     1
  2           Properties                                                  15
  3           Legal Proceedings                                           15
  4           Submission of Matters to a Vote of Securities Holders       15

                                    PART II

  5           Market for Registrant's Common Equity and Related
                Stockholder Matters                                       16
  6           Selected Financial Data                                     18
  7           Management's Discussion and Analysis of Financial
                Condition and Results of Operations
                  Snyder Communications, Inc.                             21
                  Circle.com                                              29
  7A          Quantitative and Qualitative Disclosures About
                Market Risk
                  Snyder Communications, Inc.                             34
                  Circle.com                                              35
  8           Financial Statements and Supplementary Data                 37
  9           Changes in and Disagreements with Accountants on
                Accounting and Financial Disclosure                       99

                                   PART III

 10             Directors and Executive Officers of the Registrant       100
 11             Executive Compensation                                   102
 12             Security Ownership of Certain Beneficial Owners
                 and Management                                          106
 13             Certain Relationships and Related Transactions           108

                                    PART IV

 14             Exhibits, Financial Statement Schedules, and Reports
                 on Form 8-K                                             109

 Signatures                                                              112

 Index to Exhibits                                                       113

                                    PART I

Item 1.   Business.
------------------

Introduction

          Snyder Communications, Inc., a Delaware corporation ("Snyder Communications"), was founded in 1988. Snyder Communications completed an initial public offering of its common stock on September 24, 1996. Snyder Communications provides direct marketing, advertising and communications services and Internet professional services to its clients.

          On September 27, 1999, Snyder Communications completed the spin-off of its healthcare marketing services business, Ventiv Health, Inc. ("Ventiv Health"), to existing shareholders. Ventiv Health is now an independent, publicly traded company. On October 22, 1999, Snyder Communications completed a recapitalization (the "Recapitalization") in which the existing Snyder Communications common stock was replaced by two new series of common stock: the Circle.com common stock and the SNC common stock. The Circle.com common stock separately tracks the performance of Snyder Communications' Internet professional services business unit. The SNC common stock separately tracks the performance of the remaining businesses of Snyder Communications which it refers to as its SNC business unit, and a retained interest in Circle.com. Therefore, where appropriate, this Annual Report will discuss separately the business of SNC and Circle.com.

          On September 26, 2000, Havas Advertising, a global advertising and communications company organized under the laws of France, acquired all of the issued and outstanding shares of Snyder Communications SNC common stock through the merger of one of its wholly-owned subsidiaries into Snyder Communications (the "SNC Merger"). In the SNC Merger, shares of SNC common stock were exchanged for Havas Advertising American Depository Shares. As a result of the SNC Merger, Havas Advertising owns all of the Snyder Communications SNC common stock and Snyder Communications has become a majority-owned subsidiary of Havas Advertising. The Circle.com common stock was not affected by the SNC Merger and remained outstanding following the SNC Merger.

          On February 5, 2001, Havas Advertising, HAS Acquisition II Corp., a wholly-owned subsidiary of Havas Advertising, and Snyder Communications entered into an Agreement and Plan of Merger, pursuant to which Havas Acquisition II Corp. will be merged with and into Snyder Communications, with Snyder Communications surviving as a wholly-owned subsidiary of Havas Advertising (the "Circle.com Merger"). In the Circle.com Merger, Havas Advertising will acquire all of the Circle.com common stock in exchange for Havas Advertising American Depository Shares. The consummation of the Circle.com Merger is subject to certain conditions, including approval by the stockholders of each of Snyder Communications and Havas Advertising and receipt of all required regulatory approvals. The items included in this Annual Report discuss the business, results of operations, and financial condition of Snyder Communications without regard to the impact that the Circle.com Merger could have on Snyder Communications, SNC, or Circle.com.



                                      SNC
                                      ---

General

          SNC is a full-service direct marketing, advertising and communications business, with operations in the United States, Canada, the United Kingdom and continental Europe. SNC provides direct marketing services to clients through Brann Worldwide and Bounty SCA Worldwide and advertising services through Arnold Worldwide. SNC's clients are primarily global companies with large annual sales and marketing expenditures facing significant competitive pressures to retain or expand their respective market share.

These clients operate in a broad range of industries, including automotive, consumer packaged goods, financial services, telecommunications and gas and electric utilities. For the year ended December 31, 2000, no single client accounted for more than 4.6% of SNC's revenues.

     Following the SNC Merger, Havas Advertising has integrated the operations of Snyder Communications' agencies into its existing agencies. Brann Worldwide has become part of Havas Advertising's Diversified Agencies Group. Bounty SCA Worldwide is now part of Havas Advertising's Euro RSCG division. The former Arnold Communications has been combined with Havas Advertising's Campus division to form Arnold Worldwide. These operational changes have not changed ownership of the entities for financial reporting purposes. The following discussion focuses on the operations of Snyder Communications, which is the registrant filing this Annual Report.

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

     Several significant trends are changing the dynamics of the direct marketing, advertising and communications industry, including the following:

     . Growth In Direct Marketing, Advertising and Communications Markets. The globalization of markets and the deregulation of several sectors of domestic and international markets have led to growth in demand for direct marketing, advertising and communications services by large corporate clients. An increasing number of companies are expanding globally and, where they consider it appropriate, are seeking consistent brand images and market positions for their products throughout the world. In industries where regulatory developments have encouraged increased competition among industry participants, such as in the telecommunications and utilities industries, a growing number of companies have sought to establish and enhance their brand images through comprehensive direct marketing, advertising and communications programs. Snyder Communications expects to benefit from the continued growth of these markets.

     . Increased Emphasis on Direct Marketing. The desire of companies to reach their target audiences and quantify the effectiveness of their communications has resulted in greater demand for direct marketing methods which utilize demographic information, information supplied by consumers through surveys, product sampling programs and face-to-face contact. This enables companies to customize their marketing message for discrete target markets. These techniques enable companies to quantify the success of their campaigns and monitor the return on investment of their marketing expenditures using mechanisms such as response rate tracking. Approximately 75% of SNC's business operations are focused on direct marketing services. Therefore, Snyder Communications believes that it is well positioned to benefit from this increasing demand.

     . Increased Focus on Brand Development. In recent years, advertisers have increasingly focused on the image or brand identity of their organizations, products and services in an effort to differentiate themselves from competitors and increase brand loyalty. This emphasis on brand development has increased the demand for delivery of consistent messages. As a result, companies are seeking direct marketing, advertising and communications organizations that coordinate resources across multiple disciplines, geographies and media. Snyder Communications believes it is well positioned to take advantage of this trend by using its "Brand Essence" strategic and creative philosophy. "Brand Essence" identifies and sells the identifiable attributes of a brand in an emotional way that connects with today's consumers.

     . Demand for Integrated Service Offerings. Increasingly, companies are turning to large direct marketing, advertising and communications organizations to provide integrated services across multiple disciplines. These integrated services ensure a consistent brand presence, maximize the effectiveness of their messages around the world, better coordinate their marketing activities and simplify and strengthen their relationships with their marketing partners. This demand for integrated services has led to the creation of a small number of global direct marketing, advertising and communications companies that strive to provide their clients with a full range of services in each of the local markets in which their clients operate.

Operations

     SNC's direct marketing services are provided to clients through its Brann Worldwide and Bounty SCA Worldwide agencies. SNC's advertising services are provided through its Arnold Worldwide agencies.

  Brann Worldwide

     Brann Worldwide provides full scale direct marketing and sales solutions through its network of agencies. Brann Worldwide focuses on the communications points where clients and their customers come into direct contact with each other in order to optimize customer identification, acquisition and retention. To accomplish this objective, Brann Worldwide provides its clients with the services described below.

     Strategic Planning and Consulting. Strategic planning is the initial stage of the development of a direct marketing program. In this stage, Brann
Worldwide:

     .    assesses its client's business, profit and sales objectives;

     .    defines the target market; and

     . develops direct marketing plans and programs to achieve the client's objectives.

     Brann Worldwide's creative staff typically develops the marketing message, produces the art and images and designs the direct marketing materials. Brann Worldwide's media and research staff are also involved throughout the design, production and execution of the client's direct marketing program by assisting in developing the marketing message and identifying the target audience through the use of qualitative and quantitative market research techniques, statistical modeling and the analysis of demographic segments.

     Data Warehousing and Modeling. Data warehousing and modeling involves collecting and analyzing client transaction data and other data from commercially available consumer lists into an integrated database that is used to predict consumer responses. Data modeling enables Brann Worldwide to predict the results of a direct marketing program and enables clients to quantify the success of their campaigns and monitor the return on their marketing investment. Brann Worldwide uses a combination of proprietary statistical models to predict consumer response and marketing program profitability. One of these types of models is Brann Worldwide's Cultivation Opportunity IndexSM, which is a matrix scoring model that uses proprietary, multi-variant algorithms to determine lifetime customer value. This modeling process helps to predict the longevity and profitability of a customer relationship by determining the likelihood and time of a customer's attrition or defection. This model will also predict a prospective customer's likelihood of responding to a specific offer. Brann Worldwide uses this modeling process to design client marketing programs to maximize profitability.

     Database Management. Brann Worldwide develops and maintains outsourced customer information systems, databases and direct marketing systems for its clients. Brann Worldwide creates and maintains customer databases for its clients and manages customer data on specific direct marketing campaigns. Brann Worldwide's management of customer data enables it to deliver direct marketing communications to targeted markets.

     Direct Mail. As part of Brann Worldwide's full service offering, Brann Worldwide creates and manages direct mail programs for its clients. Brann Worldwide develops the editorial content and the creative design of marketing materials used in a client's program. Brann Worldwide also manages customer responses to many of its clients' programs. Through its own production capabilities and through numerous vendor relationships, Brann Worldwide manages the production of hundreds of millions of direct mail pieces on an annual basis. Brann Worldwide believes its expertise in managing large scale direct mail programs is a significant competitive advantage.

     Field Sales and Field Marketing. Brann Worldwide's field sales representatives make face-to-face contact with potential customers at the customers' offices or homes and at local events. Field sales representatives who are targeting consumer residential customers focus their sales efforts on event marketing, mainly at fairs, festivals and shopping malls. Field sales representatives who are targeting business customers typically call on small businesses either on a "cold call" basis or, increasingly, from leads generated by its direct mail or database marketing efforts. Brann Worldwide also provides field marketing services which include reporting and data analysis, distribution and in-store merchandising.

     Return on Investment Evaluation. In addition to creating and executing strategic marketing plans for its clients, Brann Worldwide also analyzes the results of marketing programs. This allows Brann Worldwide to provide an evaluation of the performance of its clients' marketing campaigns. The marketing needs of Brann Worldwide's clients are constantly changing, and through the analysis of the effectiveness of a particular marketing plan, Brann Worldwide provides its clients with real-time return-on-investment evaluation of their marketing expenditures with Brann Worldwide.

  Bounty SCA Worldwide

     Bounty SCA Worldwide ("Bounty SCA") provides marketing services and sales promotion. Bounty SCA provides its clients with high penetration of consumer access through its many consumer access channels, which reach in excess of 100 million consumers through over 150,000 consumer venues. Bounty SCA reaches targeted consumers where they live, learn and play in an advertising medium designed to maximize the time and effectiveness in front of the consumer.
Bounty SCA determines consumer needs and analyzes how these needs translate into consumer purchasing and, accordingly, develops relevant product services and offerings. Bounty SCA leverages its in-depth and specialized service lines to bring a variety of business building services to its clients. Each Bounty SCA service line provides specific expertise.

     Consumer Marketing Services (CMS) specializes in consumer insight modeling and client need assessment and development of relationships with consumer access channels. CMS also specializes in several tactical areas such as: cooperative and custom product sampling, custom publishing, WallBoards(R) and other information displays, exhibitions, book cover production, direct response retail sales and program management capabilities.

     Cooperative/Custom Product Sampling. In its cooperative and custom product sampling programs, Bounty SCA distributes product samples to targeted consumer groups. Sample packs typically contain a variety of sample products, coupons and literature. Sample packs are given away in areas where targeted consumers are frequently present, such as schools, physician offices, college dormitories, child-care centers and hospital maternity wards. In many instances participating locations sign a two- or three-year exclusivity agreement stating that the pack will be the only sampling program allowed at the location during that time. Sample packs provide a vehicle for distributing products and information to targeted customers at a time when they are most receptive to changes in purchasing habits. Examples of Bounty SCA's sample pack programs are the New Mother Pack which reaches 96% of new mothers in the United Kingdom within 12 hours of giving birth, the Diabetes Pack which is distributed to diabetes patients in endocrinologist offices, and the Good Stuff Pack which is distributed to college freshmen in their dormitory rooms.

     Bounty SCA provides targeted product sampling programs in the United States and the United Kingdom through distribution channels that currently include approximately 50,000 day care centers and pre-schools, approximately 57,000 elementary schools, approximately 25,000 middle, junior and senior high schools, approximately 2,800 four-year colleges, approximately 6,000 hospitals and maternity wards and over 30,000 offices of physicians and specialty health providers. Sponsors of these programs include various divisions of Procter & Gamble, Clorox, Helene Curtis, HJ Heinz, Johnson & Johnson, Kraft, Lever Brothers, Reckitt & Coleman and Ross/Abbott Labs. These companies are representative of the size and industries of the clients that typically participate in Bounty SCA's targeted product sampling programs. Bounty SCA has established relationships with leading associations, such as the American Diabetes Association and the Arthritis Foundation, which permit Bounty SCA to use the logos of these associations on Bounty SCA's sample packs. Bounty SCA is required to obtain the approval of an association before using its logo on any particular type of sample pack.

     Custom Publishing.   Bounty SCA's custom publishing service line generally
includes proprietary need-solving editorial through targeted publications in its sample packs to enhance their value to the consumer, as well as to provide Bounty SCA with an additional source of revenue and an additional means of collecting data. The proprietary literature contains information, coupons and advertisements relevant to the particular targeted consumer market that receives each sample pack. Bounty SCA distributes this literature as part of programs targeting high school teens and elementary school parents each spring and fall, working mothers close to Mother's Day and college students each fall. Bounty SCA provides proprietary health-oriented publications to expectant mothers, new mothers and parents of toddlers, including The Bounty Pregnancy Guide, The Bounty Baby Care Guide and The Bounty Young Family Guide. In addition to these titles, Bounty SCA publishes hospital information booklets on behalf of nearly 150 maternity hospitals for distribution to expectant mothers. All of these publications are funded through advertisements and are distributed free of charge.

     WallBoards(R) and Other Information Displays. WallBoards(R) are framed display boards that contain public information and sponsor materials that are mounted in high traffic consumer areas. WallBoards(R) present educational, editorial and product information that are targeted to specific user groups. These boards are located in areas where targeted customers are likely to be waiting for services such as child-care centers and corporate airport terminals and, therefore, are likely to be interested in receiving information and trying new products. Each WallBoard(R) location is generally available to Bounty SCA under a two- or three-year exclusive agreement with automatic renewal provisions. The WallBoard(R) locations provide the space free of charge because of its perceived benefit to the targeted audience. Two examples of Bounty SCA's WallBoard(R) information displays are:

     .    Heart Health WallBoard(R), which targets cardiology patients; and

     .    Your Kids WallBoard(R), which targets working parents.

     Each of the WallBoard(R) sponsors has "category exclusivity" for their product in their program. Examples that are representative of the size and industries of the corporate sponsors of Bounty SCA's WallBoard(R) information displays include Gerber, Hoechst Marion Roussel and Quaker Oats. As with its cooperative/customer product sampling programs, Bounty SCA has established relationships with associations that specialize in the particular targeted area, such as the American Heart Association and the

National Child Care Association. These associations permit Bounty SCA Worldwide to use their logos on its Wallboard(R) information displays, which add to the overall credentials of the program.

     Bounty SCA also operates information centers in over 6,800 retail outlets through its Good Neighbor program. The Good Neighbor information centers are displays which include pockets for "take-one" literature, "tear-off" pads for the distribution of rebate offers and recipes, mini-posters which contain consumer information and commercial messages, and free ad cards for individuals to offer products or services.

     Media Solution Services primarily services the direct response client community. Direct response clients sell their products or services to their customers by way of various forms of media including print and television. Media Solution Services develops print media campaigns for its clients which reach the final customers in the form of billing statement inserts, cooperative mailings, free standing inserts, newspapers and other forms of print media. Billing statement inserts are considered to be Media Solution Service's primary media service line. Bounty SCA regularly contracts with major credit card companies, financial institutions, oil companies and various retailers to include inserts in the same envelope as their customer billing statements. These billing statement inserts offer various products and services to credit card customers.

     Media Solution Services also develops media campaigns for its customers through the following service lines:

          . Media Brokerage, through which it develops campaigns through credit card distribution channels for its advertisers;

          . Media Management, through which it manages programs owned by other media companies; and

          . Marketing Division, through which it sells general merchandise products directly to the consumer by way of cooperative mailings, free standing inserts, newspapers and other forms of print media. In this service line, Media Solution Services purchases general merchandise products directly from the manufacturer, advertises the product in the various forms of print media and processes customer orders via a third party order processor and fulfillment center. In addition, the Marketing Division sells general merchandise products to over 125 mail order catalogs on a wholesale basis.

     Data Services specializes in leveraging the data collected through the other service lines of Bounty SCA. Data Services revenue streams are derived from four categories of service: data acquisition, database management, data modeling and list services. Data Services currently provides database functions for companies which include Procter & Gamble and Heinz.

     List Services. Bounty SCA has compiled demographic marketing databases of more than 45 million individuals. These proprietary databases consist primarily of high school students, young adults, new parents and religiously and ethnically distinct individuals. Bounty SCA sells usage of these databases to over 3,900 customers including brokers, advertising agencies and end-users that employ direct marketing campaigns.

     Logistics & Fulfillment Services utilizes processes and expertise developed from the operations of its core business and global scale to provide clients with complete front and back end services ranging from package sourcing, fulfillment, program logistics management and e-commerce fulfillment.

  Arnold Worldwide

     SNC's advertising and public relations business is currently operated through Havas Advertising's Arnold Worldwide agency. Arnold Worldwide provides a broad range of services to plan and create advertising designed to build brand appeal, using a variety of mediums such as television, radio, print and sales promotion. Some of Arnold Worldwide's major clients include American Legacy, McDonald's, Mobil, Monster.com, Ocean Spray, Royal Caribbean Cruise Lines, Talbots, Titleist, Verizon and Volkswagen.

     Arnold Worldwide consists of various agencies, including:

     .    a full-service, creative advertising agency;

     .    a media planning and purchasing agency;

     .    a full-service public relations agency;

     .    a design agency serving regional, national and international clients;
          and

     . an agency dedicated exclusively to the design, implementation and placement of national and regional Yellow Pages advertising programs.

     In developing advertising campaigns for its clients, Arnold Worldwide relies upon its "Brand Essence" philosophy. The "Brand Essence" approach begins by studying existing data on a particular clients' brand. Arnold Worldwide then conducts consumer research to determine the brand's strongest selling points through one-on-one interviews with consumers and development focus groups. Arnold Worldwide uses this information to determine what distinguishes the brand from its competitors, what images and feelings the brand creates in consumers' minds and what makes the brand, as well as the category, important in consumers' lives. The information is then used to develop a full campaign.

Competition

     The direct marketing, advertising and communications industry is very competitive and fragmented. SNC's principal competitors are large multinational direct marketing, advertising and communications companies, as well as numerous smaller agencies that operate only in the United States or in one or more countries or local markets. SNC must compete with these other companies and agencies to maintain existing client relationships and to obtain new clients and assignments. Many of the other firms offer a limited number of services within a limited geographic area, but there are several participants whose businesses are national or international and offer a broad array of marketing services. SNC's competitors generally include the direct marketing and advertising operations of various agencies, including Interpublic Group of Companies, Inc., Omnicom Group Inc. and WPP Group.

     Recently, traditional advertising agencies also have been competing with major consulting firms that have developed practices in direct marketing, advertising and communications. New competitors also include smaller companies such as systems integrators, database marketing and modeling companies and telemarketers, which offer technological solutions to marketing and communications issues faced by clients. In addition, the trend toward consolidation of global accounts requires companies seeking to compete effectively in the international direct marketing, advertising and communications industry to make significant investments. These investments include additional offices and personnel around the world and new and improved technology for linking these locations and people. In addition, an agency's ability to compete for new clients is affected in some instances by the policy, which many advertisers and marketers follow, of not permitting their agencies to represent competitive accounts in the same market. As a result, increasing size may limit an agency's potential for securing new clients. SNC believes that some of its competitors may have greater capabilities and resources comparable to and in some respects greater than its own. SNC also competes with the internal marketing capabilities of its clients and potential clients. In addition, many of SNC's initial sources for names in its databases could also be available to a competitor wishing to develop a data delivery business. SNC believes that it competes primarily on the following bases:

     . its ability to provide clients with integrated marketing solutions for their sales and marketing needs;

     .    its proprietary databases and programs;

     .    its creative and consulting expertise;

     .    its demonstrated ability to attract customers;

     .    its reputation for quality;

     . its proprietary distribution channels with respect to information displays and sample packs; and

     .    its technological expertise.


Seasonality

     The SNC business is not subject to any significant seasonal variation on an aggregate basis, although certain individual agencies comprising the SNC business are subject to seasonal variations that substantially offset one another in the aggregate.

     . Arnold Worldwide's revenues have historically been higher in the fourth quarter of the year than the first three quarters because traditional advertising clients tend to spend more of their advertising budgets during the fourth quarter, which is the time when they expect their own sales levels to be the highest.

     . In the Bounty SCA Worldwide business, sampling program revenues have historically been higher in the second and third quarters of the year because more sampling programs occur during those quarters. The sales of student mailing lists have generally been lower during the third quarter of the year relative to the other quarters because students are on summer break and therefore the demand for college addresses declines. In addition, the Media Solution Services business of Bounty SCA Worldwide has historically experienced slightly less business activity during the second quarter of the year from their direct response clients.


     . Brann Worldwide has historically recorded slightly lower revenues during the third quarter of the year because part of its business is conducted in Europe where client business activity decreases due to the summer vacation season.

Regulation

     SNC's business is subject to government regulation, both within and outside the United States. In the United States, federal, state and local governments and their agencies and various consumer groups and trade or industry groups have directly or indirectly affected or attempted to affect the scope, content and manner of presentation of advertising. In addition, government agencies and private parties have brought suit challenging specific advertisements. The continued activity by these groups regarding advertising may cause further change in domestic advertising practices in the future. SNC is unable to estimate the effect of these developments on its business in the United States. SNC believes, however, that the total volume of advertising in general media in the United States will not be materially reduced due to future legislation or regulation, even if the form, content and manner of presentation of advertising may be modified. In addition, SNC will continue to endeavor to become aware of and be responsive to the possible implications of these developments.

     In addition, from time to time, state and federal legislation is proposed with regard to the use of proprietary databases of consumer and health information. The uncertainty of this regulatory environment is increased by the fact that SNC generates and receives data from many sources. As a result, there are many ways that both domestic and foreign governments might attempt to regulate SNC's use of this data. Any restriction on this use could have a material adverse effect on SNC's business.

     SNC's services offered outside the United States may be subject to foreign regulations including those relating to advertising content, promotions of financial products, activities requiring customers to send money with mail orders and the maintenance and use of customer data held in databases. In addition,

SNC operates a small U.K. printing facility which is subject to certain environmental regulations regarding the storage and disposal of certain chemicals involved in the printing process. SNC believes that its operations outside the United States are substantially in compliance with applicable regulations. There can be no assurances that additional legislation or changes in the regulatory implementation would not limit SNC's international activities or significantly increase the cost of regulatory compliance.

Employees

     As of December 31, 2000, SNC used the services of approximately 7,600 full-time and part-time employees. SNC believes that its relations with its employees are satisfactory.



                                  CIRCLE.COM
                                  ----------

General

     Circle.com is an Internet professional services provider that designs, deploys and operates electronic customer relationship management initiatives for Global 2000 companies. Circle.com creates electronic, one-to-one marketing programs that enable its clients to identify, acquire and retain customers while creating and establishing new revenue channels. Circle.com serves clients with an end-to-end set of strategic e-marketing consulting, creative development, digital marketing services and technology integration services. Circle.com's "front end" services include strategic e-marketing/e-commerce consulting, consumer research, online media planning and creative design. Its "back-end" services include systems architecture, design, systems integration, implementation and ongoing performance analysis. Circle.com believes that its relationship with SNC and Havas Advertising strengthens its business because of the opportunities for partnering on client opportunities with other SNC and Havas Advertising agencies, thereby providing integrated multi-channel (on-line and off-line) marketing messaging for customers. Circle.com has successful relationships with companies such as American Legacy Foundation, Eaglestar Financial, IBM, Lexmark, Schlumberger, Symantec and Talbots.

     During 1998 and 1999, Circle.com expanded through acquisitions and internally-generated growth resulting in consistent growth in revenues during those years. During the first and second quarters of 2000, growth in revenues continued, but as a result of a decrease in demand for Circle.com's Internet professional services, revenues declined during the third and fourth quarters of 2000.

     In the fourth quarter of 2000, the management team of Circle.com reported to the management team of Snyder Communications that Circle.com would not achieve EBIDTA profitability in the first quarter of 2001, as had earlier been projected. Shortly thereafter, Snyder Communications and Havas Advertising reached a mutual resignation agreement with two senior executives of Circle.com. The chief executive officer and executive vice president, finance and development, resigned from their posts due to differences of opinion concerning performance of Circle.com with the boards of directors and management of Snyder Communications and Havas Advertising. Circle.com assigned a transition management team consisting of the five most senior executives of Circle.com.

     At the time of the management change, Snyder Communications and Havas Advertising also announced that they were undertaking a review of the strategic direction of the Circle.com business and the changing demands of the e-consultant market, with the objective of moving the business toward profitability. During the fourth quarter of 2000, the transition team at Circle.com took steps to achieve three major transitions. First, management took steps to compress Circle.com's cost structure to position the company to achieve the goal of profitable operations during 2001. Second, management began the process of planning for the integration of Circle.com's operations with those of Havas Advertising's Euro RSCG Worldwide. Finally, management took steps to become a full-service provider of electronic consumer relationship
management (eCRM) process and implementation.   As a result, Circle.com's
strategic direction began to shift towards leveraging its relationship with Havas Advertising and taking advantage of opportunities for synergy and collaboration with Havas Advertising's Euro RSCG Worldwide division in an effort to more successfully present a comprehensive e-consulting offering to clients.

     As a result of their strategic review, the boards of directors of Snyder Communications and Havas Advertising decided to enter into a merger agreement providing for the acquisition by Havas Advertising of all of the outstanding Circle.com stock, thereby enabling Havas Advertising to integrate Circle.com with its existing interactive businesses, as described above. See "-- Introduction."

     Circle.com has acquired a majority of its clients on its own. During the year 2000, approximately 165, or 76%, of Circle.com's clients were exclusively clients of Circle.com and were not clients of SNC. These clients accounted for approximately 51% of Circle.com's 2000 revenue. Increasingly, the kind of client engagements that Circle.com seeks and obtains are ones that lie outside the purview of the core advertising and direct marketing business of SNC. While many of the Circle.com engagements overlap with these activities, they also include other activities like system integration, online database development, electronic customer relationship management and other efforts that relate only to the digital business. For the year ended December 31, 2000, no single client accounted for more than 9% of Circle.com's revenue.

Industry Background

     Circle.com considers the Internet to offer some of the most powerful tools for acquiring, building and managing customer relationships. The proliferation of the Internet has had a profound impact on Global 2000 companies as they realize its potential to extend and enhance the ways in which they communicate with and serve their customers.

     The Internet was initially used by major marketers as an informational and advertising tool. Content drawn from brochures and other off-line uses was simply reconfigured for distribution over the Internet. The technology deployed typically incorporated simplistic, "static" Web design with limited interaction and broadcast e-mail of identical messages to thousands of recipients. This approach did little more than replicate a company's conventional (off-line) customer acquisition and development paradigms using an electronic medium. As businesses began to realize the Internet's potential as a tool for highly targeted marketing, marketers' use of the Internet evolved into a more comprehensive model to address opportunities for personalizing a customer's interaction with a company through its Web and e-mail channels. The content broadcast in an e-mail to a customer might be assembled dynamically based on automated analysis of that customer's previous Web site sessions, recent purchase history, demographic/psychographic data or conversations with a customer service representative.

     Companies are now reevaluating their Internet strategies and reviewing their entire business models to take advantage of the opportunities of electronic marketing. Circle.com recognizes that one of the Internet's most revolutionary contributions is that it enables companies to better acquire, grow and manage profitable customer relationships. Through Internet-based solutions, companies can better understand their customers' needs, anticipate motivations and influence purchasing behavior. By personalizing their online interactions with customers, companies can, in essence, create "virtual salespeople" which can be both more effective and less expensive than the conventional approaches to marketing.

     Initially, most companies executed their Internet business strategies through a combination of internal and external resources. However, as the complexity and potential effectiveness of one-to-one e-business initiatives have increased, companies have increasingly outsourced major portions of the design, development and maintenance of their Internet marketing programs. These outsourcing needs have resulted in significant worldwide demand for Internet professional services providers. A number of traditional service providers -- such as management consultants, systems integrators and advertising firms -- have established groups within their organizations to focus on clients' e-business needs. However, these firms often lack the range of both front-end and back-end services necessary to deliver integrated and increasingly complex electronic marketing solutions. For example, many systems integrators can only offer clients systems development and integration skills, and clients must look to other firms to provide the requisite creative and content expertise they need. Conversely, advertising agencies typically provide principally strategic consulting and brand marketing skills.

     The effectiveness of personalized e-marketing and electronic customer relationship management is growing rapidly, and the impact of these solutions is being recognized by Global 2000 companies at a rapid pace. In addition, the current trend among large advertisers is increasingly to align themselves with fewer agencies, and sometimes a single agency, which can provide an integrated advertising and interactive communications services. In view of the shift in Circle.com's strategic plan to become more fully integrated into Havas Advertising, Circle.com believes that the business opportunity for full-service Internet professional service providers that are integrated into a full-service advertising agency network will continue to grow significantly.


Services

     Circle.com believes that there are significant strategic advantages in delivering all of the services necessary to execute electronic customer relationship management solutions for its clients. This approach enables Circle.com to ensure that all elements of the solution work together, and promotes long-term, growing relationships with clients as their online strategies evolve. Among the services Circle.com provides to clients are the following:

     . Providing e-business consultancy services. Circle.com collaborates with its clients to assess their existing business processes, legacy data systems and customer management approach in light of their objectives. Based on these analyses, Circle.com develops strategies and execution plans for clients that draw on Internet-based solutions to reduce the costs of acquiring new customers, establish new revenue channels and improve the level of service provided to its customers.

     . Developing brand positionings for specific customer segments. Circle.com conducts research to assess the needs and preferences of its clients' customers and the demand for its clients' offerings. Circle.com also creates customer segmentation models to identify specific customer branding strategies for the Internet marketing channel. Circle.com in turn draws on these data and models to develop Internet-based solutions that enable clients to target and electronically interact with customers on a one-to-one basis.

     . Creating the user experience on the Internet. Content and design are key factors driving the effectiveness of the user experience with the Internet medium, across both Web sites and e-mail. Circle.com creates Internet content and design in a way that supports clients' brand positioning and complements clients' use of other media channels.

     . Developing, installing and integrating Internet-based customer relationship management solutions. Circle.com offers the systems integration, technical design and applications development that are central to effective customer solutions in global firms. Many of Circle.com's solutions have the advantage of providing the clients with a single, unified view of each customer across multiple communications channels, such as Web, e-mail, call center and mail. Such solutions instantly share customer data across channels and create more intelligent interactions between clients and their customers.

     . Creating, deploying and managing e-mail marketing programs. Circle.com offers services and technology for managing "rich-content" e-mail campaigns. This capability permits deployment of highly individualized e-mail programs and analysis of the effectiveness of those campaigns.

     . Planning and implementing online media strategies. Circle.com evaluates and negotiates client purchase of online media, promotions, events and strategic partnership opportunities. These services attract targeted customers to clients' Web sites. By evaluating resulting response and traffic patterns, Circle.com helps clients aggressively manage their communications mixes to achieve maximum return on investment.

     . Provide on-going management, enhancement and optimization of e-commerce enterprises. By collecting and integrating data across multiple communications channels, Circle.com provides its clients with real-time data about the performance of their electronic marketing initiatives. Through analysis of this data, Circle.com offers continuous management, enhancement and optimization of its clients' e-commerce programs, leading to measurable results for Circle.com's clients.

Intellectual Property Rights

     Circle.com has developed detailed tools, processes and methodologies in the operation of its business. Circle.com has also developed software codes, scripts, libraries and other technology used internally and in client engagements. Circle.com seeks to protect its intellectual property through a combination of copyrights, trademarks and trade secret laws. Circle.com enters into confidentiality agreements with its employees and clients. Circle.com cannot guarantee that the steps it has taken to protect its intellectual property rights will be adequate to deter misappropriation of its proprietary information or that it will be able to detect unauthorized use and take appropriate steps to enforce its intellectual property rights. In addition, the legal status of intellectual property on the Internet is currently subject to various uncertainties.

Competition

     Circle.com's business incorporates the integration of strategic consulting, creative design and systems engineering skills to utilize the direct marketing capabilities of the Internet and to both acquire and service customers. While Circle.com has competitors who compete with it in each of these areas, Circle.com believes that one of its significant competitive strengths is its ability to offer a structured approach to designing a fully comprehensive Internet-based plan.

     The marketplace for its services is characterized by increasing competition and the rapid adoption of new technologies. Circle.com faces competition from a wide range of companies including:

     . Internet professional service providers (USWeb/CKS, Viant Corporation, Scient Corporation, Razorfish, Proxicom, iXL Enterprises, Inc., Agency.com and Modem Media.Poppe Tyson, Inc.);

     . technology integrators (International Business Machines Corporation, Accenture, Computer Sciences Corporation, Cambridge Technology Partners, Inc., and Sapient Corporation);

     . strategic consulting firms (McKinsey & Company, Inc. and Boston Consulting Group, Inc.); and

     . traditional advertising companies with an in-house integrated e-commerce consulting division.

     Many of these competitors have considerably more financial resources, longer operating histories, longer and more established client relationships, greater marketing knowledge and stronger brand name recognition than Circle.com. On a more limited basis, Circle.com also competes with the internal marketing, design, strategic planning and information technology groups within its clients' organizations.

     The Internet professional services market has limited barriers to entry and new competitors frequently enter the market. Circle.com expects to face competition from new market entrants. In addition, consolidation in the Internet professional services market will create larger, more viable competitors.

Circle.com believes that it has established a record of success through its integrated approach to developing and implementing Internet business solutions with measurable results.

     Circle.com believes that the competitive success factors in the Internet professional services market are:

     .  the ability to attract and retain professionals;

     .  technological innovation and implementation expertise;

     .  strategic vision;

     .  the breadth and quality of services provided;

     .  pricing; and

     .  track record of delivering measurable client results.

     Circle.com believes that it is able to compete favorably in all of these areas, but there can be no assurance that it will be able to distinguish itself from other services providers.

Seasonality

     Circle.com has not experienced any measurable seasonal fluctuations in the history of its business. During 1998 and 1999, Circle.com expanded through acquisitions and internally-generated growth, resulting in consistent quarterly growth in its revenues during those years. The growth in revenues continued during the first and second quarters of 2000, but revenues then declined slightly during the third and fourth quarters of 2000 as a result of a decrease in the demand for Circle.com's Internet professional services. Circle.com is continuing to pursue growth of its business and is not aware of any factors which exist in its business which will cause any significant seasonal fluctuations.

U.S. and Foreign Government Regulation

     Congress has recently passed legislation that regulates various aspects of the Internet and legislation is pending at both the federal and state level that would, if enacted, regulate various aspects of the Internet.

     In 1998, the Digital Millenium Copyright Act was enacted, which limits the liability of Internet service providers for content posted by users, prohibits circumvention of copyright management systems, and clarifies certain copyright matters covering the digital performance rights in sound recordings. Also enacted in 1998, the Internet Tax Freedom Act provides for a three-year moratorium on state and local taxes on Internet access fees and multiple or discriminatory state and local taxes on electronic commerce. The Internet Tax Freedom Act also provides that there is no federal tax on Internet access or electronic commerce. The three-year moratorium is set to expire in late 2002. In 1999, the Anti-Cybersquatting Consumer Protection Act (the "Act") was enacted to provide remedies against "cybersquatting" (the unauthorized registration of another company's trademark as an internet domain name). The remedies include monetary penalties for willful violations of the Act.

     A number of pending bills would, if enacted:

     . protect privacy rights of consumers by regulating the use of personal information collected on-line;

     . provide for the disclosure of the collection of information through computer software by regulating the use and ability to opt out of that collection; and

     . loosen currently strict restrictions on the export of encryption-based software products such as those used to provide security in electronic commerce transactions.

     The European Union ("EU") has adopted directives relating to the processing and protection of personal data, distance selling and electronic signatures. These directives are now in the process of being implemented into the EU's Member States' domestic laws. The directive on personal data is particularly important, as it may restrict the collection and processing of private data through the Internet and may also restrict the transfer of such data from Europe to the United States.

     Other EU directives, which are still at a proposal stage but are likely to be adopted in the near future, will further harmonize the currently very fragmented legislation of EU Member States on:

     .  e-commerce, including liability issues;

     .  specific rules governing the distance selling of financial services; and

     .  copyright protection of materials that are accessible online.

     It is not known how courts will interpret both existing laws and new laws. Therefore, Circle.com is not sure how new laws or the application of existing laws will affect its business. In addition, Circle.com's business may be indirectly affected by its clients who may be subject to similar legislation. Increased regulation of the Internet may decrease the growth in the use of the Internet, which could decrease the demand for Circle.com's services, increase Circle.com's cost of doing business or otherwise have a material adverse effect on Circle.com's business, financial condition and results of operations.

Employees

     As of December 31, 2000, Circle.com used the services of approximately 525 full-time employees. Circle.com believes that its relations with its employees are satisfactory.

Item 2.  Properties.
         -----------

          SNC's headquarters are located in Bethesda, Maryland in leased facilities. SNC also leases facilities in each of the following cities: San Francisco, California, Danbury and Wilton, Connecticut, Atlanta, Georgia, Chicago and Deerfield, Illinois, Baltimore, Maryland, Boston, Massachusetts, New York City and Mineola, New York, Dallas, Texas, Brussels, Belgium, Toronto, Canada, and Bristol and London, England. In addition, SNC owns office space in:
Richmond, Virginia, Cirencester, Diss, and Borehamwood, England.

          Circle.com's headquarters are located in Baltimore, Maryland in leased facilities. Circle.com also leases facilities in each of the following cities:
Wilton, Connecticut, New York City, New York, San Francisco, California, Seattle, Washington, Washington, D.C., Boston, Massachusetts, and London and Bristol, England.

Item 3.   Legal Proceedings.
          ------------------

          Snyder Communications and its subsidiaries are not a party to legal proceedings other than ordinary, routine litigation, incidental to their respective businesses or not material to the financial position of Snyder Communications, SNC or Circle.com.

Item 4.   Submission of Matters to a Vote of Security Holders.
          ----------------------------------------------------

  None.

                                    PART II

Item 5.   Market for the Registrant's Common Stock and Related Stockholder
          ----------------------------------------------------------------
          Matters.
          --------

          The following table sets forth, for the periods indicated, the high and low closing price per share of Snyder Communications common stock (which traded as a single class prior to the Recapitalization on October 22, 1999), as reported on the New York Stock Exchange Composite Tape:


                                               High            Low
                                          --------------  ------------
Year ended December 31, 1999
  First Quarter                           $    41         $  24 3/8
  Second Quarter                               33            20 3/4
  Third Quarter (1)                            32 1/2        14 11/16
  Fourth Quarter (2)                           15 1/8        11 3/4




                                               High            Low
                                          --------------  ------------
Year ended December 31, 2000
  First Quarter                                 n/a             n/a
  Second Quarter                                n/a             n/a
  Third Quarter                                 n/a             n/a
  Fourth Quarter                                n/a             n/a


(1) On September 27, 1999, Snyder Communications completed the spin-off of its healthcare marketing services business, Ventiv Health, to its shareholders in the form of a dividend of one share of Ventiv Health common stock for every three shares of Snyder Communications common stock held on the record date for distribution. Details on the distribution of the Ventiv Health common stock are set forth in the registrant's proxy statement/prospectus dated October 5, 1999, for the special meeting held on October 22, 1999.

(2) Due to the Recapitalization and the amendment to Snyder Communications' certificate of incorporation to provide for SNC common stock and Circle.com common stock, trading in Snyder Communications common stock ceased on October 28, 1999.

                                      SNC

     The following table sets forth, for the periods indicated, the high and low closing price per share of SNC common stock, as reported on the New York Stock Exchange Composite Tape:

                                               High            Low
                                          --------------  ------------
Year ended December 31, 1999
  First Quarter                                n/a              n/a
  Second Quarter                               n/a              n/a
  Third Quarter                                n/a              n/a
  Fourth Quarter (1)                         $21 3/16         $11 13/16

                                               High            Low
                                          --------------  ------------
Year ended December 31, 2000
  First Quarter                            $  26 1/4       $17 13/16
  Second Quarter                              24 13/16      18 7/16
  Third Quarter(2)                            27 5/8        22 7/8
  Fourth Quarter                               n/a           n/a

  (1) Information regarding SNC common stock for the last quarterly period of the fiscal year ended December 31, 1999 is only available beginning on October 29, 1999, the first day of "regular way" trading for SNC common stock.

  (2) Due to the acquisition of Snyder Communications by Havas Advertising pursuant to the SNC Merger, trading in SNC common stock ceased on September 26, 2000.

                                  CIRCLE.COM

       The following table contains, for the periods indicated, the high and low closing price per share of Circle.com common stock, as reported on the Nasdaq National Market Systems:

                                               High            Low
                                          --------------  ------------
Year ended December 31, 1999
   First Quarter                               n/a             n/a
   Second Quarter                              n/a             n/a
   Third Quarter                               n/a             n/a
   Fourth Quarter (1)                        $21 11/16        $ 9




                                               High            Low
                                          --------------  ------------
Year ended December 31, 2000
   First Quarter                           $13 23/32         $6 7/8
   Second Quarter                            7  1/4           3 1/32
   Third Quarter                             4  1/4           2 15/16
   Fourth Quarter                            2 15/16            9/16

(1)Information regarding Circle.com common stock is only available beginning on October 26, 1999, the first day of "when issued" trading for Circle.com common stock, for the last quarterly period of the fiscal year ended December 31, 1999. The Circle.com common stock began "regular way" trading on October 29, 1999.

       On March 1, 2001, the last reported price for a share of Circle.com common stock was $1.16, as reported on Nasdaq, and there were approximately 6,304 beneficial owners of Circle.com common stock as of that date.

       Snyder Communications did not declare cash dividends on any class of its capital stock in 2000. Snyder Communications currently intends to retain future earnings to finance its growth and development and therefore, does not anticipate paying any cash dividends on Circle.com common stock in the future. The transfer agent for Circle.com common stock is American Stock Transfer and Trust Company, 40 Wall Street, 46th Floor, New York, New York 10005.

Item 6. Selected Financial Data.
        -----------------------

                          SNYDER COMMUNICATIONS, INC.

                            SELECTED FINANCIAL DATA
                     (in thousands, except per share data)

     The following table summarizes historical financial data of Snyder Communications and is qualified in its entirety by reference to, and should be read in conjunction with, the Snyder Communications historical financial statements and related notes included elsewhere in this Annual Report. The historical financial data for the years ended December 31, 2000, 1999, 1998 and 1997 have been derived from the audited consolidated financial statements of Snyder Communications. Historical financial information may not be indicative of Snyder Communications' future performance. Income (loss) from discontinued operations includes the income (loss) from discontinued operations of the healthcare services business, which was spun off to stockholders of Snyder Communications on September 27, 1999. For the years ended December 31, 1997 and 1996, the income (loss) from discontinued operations also includes the loss from discontinued operations of Bob Woolf Associates, Inc., which was spun off on October 31, 1997 to stockholders of one of the companies Snyder Communications acquired in 1998. Prior to their respective acquisitions, some of the U.S.-based acquirees were not subject to federal or state income taxes. Consequently, pro forma net income from continuing operations represents income from continuing operations adjusted to reflect a provision for income taxes as if Snyder Communications had been taxed similarly to a C corporation for all periods presented. Net income (loss) per share information for years prior to 2000 is provided using the number of shares of SNC common stock and Circle.com common stock that would have been outstanding assuming that the Recapitalization had occurred at the beginning of the earliest period presented. See also "Snyder Communications - Management's Discussion and Analysis of Financial Condition and Results of Operations."

                                                                             For the Years Ended December 31,
                                                               ------------------------------------------------------------
                                                                   2000        1999        1998       1997         1996
                                                               -----------  ----------  ---------- ----------   -----------
                                                                                                                (unaudited)
Income Statement Data:
  Net revenues...............................................   $ 719,043    $638,480    $493,803   $403,072     $349,223
                                                               ===========  ==========  ========== ==========   ===========
  Income (loss) from continuing operations...................  $ (118,402)   $ 17,098    $ 21,360   $(16,636)    $ 15,481
                                                               ===========  ==========  ========== ==========   ===========
  Income (loss) from discontinued operations (net of
     income taxes)...........................................  $       --    $(11,562)   $  1,446   $(10,225)    $ (1,415)
                                                               ===========  ==========  ========== ==========   ===========
  Extraordinary item(1)......................................  $       --    $     --    $     --   $     --     $ (1,216)
                                                               ===========  ==========  ========== ==========   ===========
  Net income (loss)..........................................  $ (118,402)   $  5,536    $ 22,806   $(26,861)    $ 12,850
                                                               ===========  ==========  ========== =========-   ===========
Unaudited:
  Pro forma net income (loss) from continuing
     operations..............................................       N/A      $ 18,131    $ 18,699   $(19,191)    $ 11,398
                                                               ===========  ==========  ========== ==========   ===========

SNC:
Historical net income (loss) per share:
Diluted net income (loss) per share:
  Continuing operations......................................  $    (1.05)   $   0.39    $   0.30   $  (0.26)    $   0.26
  Discontinued operations....................................          --    $  (0.16)   $   0.02   $  (0.16)    $  (0.02)
  Extraordinary item.........................................          --    $     --    $     --   $     --     $  (0.02)
                                                               -----------  ----------  ---------- ----------   -----------
  Total diluted net income (loss) per share..................  $    (1.05)   $   0.23    $   0.32   $  (0.42)    $   0.22
                                                               ===========  ==========  ========== ==========   ===========
Unaudited:
  Pro forma diluted net income (loss) from continuing
     operations per share....................................        N/A     $   0.40    $   0.26   $  (0.29)    $   0.20
                                                               ===========  ==========  ========== ==========   ===========
Shares used in computing diluted per share amounts (2).......      72,345      74,037      72,343     63,752       60,109
                                                               ===========  ==========  ========== ==========   ===========
Circle.com:
Historical net loss per share:
  Diluted net loss per share.................................  $    (1.89)   $  (0.59)  $      --   $  (0.01)    $  (0.01)
                                                               ===========  ==========  ========== ==========   ===========
Unaudited:
  Pro forma diluted net income (loss) per share..............        N/A         N/A    $   0.01    $  (0.04)    $  (0.03)
                                                               ===========  ==========  ========== ==========   ===========
Shares used in computing diluted per share amounts (2).......      22,566      19,787      17,397     15,938       15,015
                                                               ===========  ==========  ========== ==========   ===========

                          SNYDER COMMUNICATIONS, INC.

                     (in thousands, except per share data)

                                                                                     As of December 31,
                                                               -------------------------------------------------------------
                                                                    2000       1999        1998       1997          1996
                                                               ------------ ----------- ----------- -----------  -----------
                                                                                                                 (unaudited)
Balance Sheet Data:
    Total assets...............................................   $  762,676   $ 785,785   $ 615,614   $ 382,137    $ 273,728
                                                                  ==========   =========   =========   =========    =========
    Long-term debt.............................................   $  248,379   $ 190,964   $  12,283   $  12,856    $  36,028
                                                                  ==========   =========   =========   =========    =========
    Redeemable ESOP stock (3)..................................   $       --   $      --   $   2,960   $   5,278    $   2,452
                                                                  ==========   =========   =========   =========    =========
    Total equity...............................................   $  203,699   $ 271,518   $ 357,378   $ 118,261    $  67,123
                                                                  ==========   =========   =========   =========    =========

(1) Net income for the year ended December 31, 1996 includes an extraordinary item of $1.2 million that was recorded in conjunction with the early redemption of subordinated debentures which were due to related parties. The extraordinary item is net of a $0.8 million tax benefit and consists of prepayment penalties and the write-off of unamortized discount and debt issuance costs.
(2) The number of shares used in computing the per share amounts assume that acquisitions accounted for as pooling of interest transactions had occurred at the beginning of each of the periods presented and reflect the issuance of additional shares of Snyder Communications in public offerings, the impact of stock options, and share repurchases. The number of shares also assumes that the Recapitalization had occurred at the beginning of the earliest period presented.
(3) Represents the balance necessary to satisfy the repurchase obligation associated with Snyder Communications shares held by the employee stock ownership plan of an acquired company which had been allocated to former employees of the acquired company whose employment had terminated prior to its merger with Snyder Communications.

                                  CIRCLE.COM

                            SELECTED FINANCIAL DATA
                                (in thousands)


     The following table summarizes historical financial data of Circle.com and is qualified in its entirety by reference to, and should be read in conjunction with, the Circle.com historical financial statements and related notes included elsewhere in this Annual Report. The historical financial data for the years ended December 31, 2000, 1999, 1998 and 1997 have been derived from the audited combined financial statements of Circle.com. There were no operations of Circle.com prior to 1996. Historical financial information may not be indicative of Circle.com's future performance. The operations of Circle.com were contained within the Brann Worldwide and Arnold Communications networks of Snyder Communications until May 1999 when such operations were organized under the name Circle.com and placed under the responsibility of a single management team. Prior to their respective acquisitions, some of the U.S. based acquirees were not subject to federal or state income taxes. Consequently, pro forma net income from continuing operations represent income from continuing operations adjusted to reflect a provision for income taxes as if Snyder Communications had been taxed similarly to a C corporation for all periods presented. See also "Circle.com - Management's Discussion and Analysis of Financial Condition and Results of Operations."


                                                                  For the Years Ended December 31,
                                                     ---------------------------------------------------------

                                                          2000        1999       1998      1997       1996
                                                      --------    --------    --------    -------    -------
Income Statement Data:                                                                             (unaudited)

  Net revenues.....................................   $ 67,287    $ 35,726    $ 13,514    $ 5,567    $ 3,308
                                                      ========    ========    ========    =======    =======
  Net loss.........................................   $(51,143)   $(14,390)   $     (2)   $  (130)   $  (240)
                                                      ========    ========    ========    =======    =======
Unaudited:

  Pro forma net income (loss)......................     N/A         N/A       $    123    $  (741)   $  (545)
                                                      ========    ========    ========    =======    =======
Balance Sheet Data:
  Total assets.....................................   $ 89,046    $112,975    $ 13,697    $ 2,932    $ 1,441
                                                      ========    ========    ========    =======    =======
  Long-term debt...................................   $    121    $ 23,750    $      -    $     -    $     -
                                                      ========    ========    ========    =======    =======
  Investments and advances from Snyder
   Communications..................................   $ 14,194    $ 62,192    $  9,106    $ 1,531    $   770
                                                      ========    ========    ========    =======    =======

Item 7.  Management's Discussion and Analysis of Financial Condition and Results
         -----------------------------------------------------------------------
of Operations
-------------

                 SNYDER COMMUNICATIONS--MANAGEMENT'S DISCUSSION
         AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     The following discussion of the results of operations and of liquidity and capital resources of Snyder Communications is based upon Snyder Communications' consolidated financial statements. The consolidated financial statements have been retroactively restated to reflect the combined financial position and the combined results of operations and cash flows of the entities with which Snyder Communications has entered into mergers accounted for as pooling of interests for all periods presented, giving effect to the acquisitions as if they had occurred at the beginning of the earliest period presented. The following discussion should be read in conjunction with the consolidated financial statements of Snyder Communications and the related notes thereto included elsewhere in this Annual Report.

     On September 26, 2000, Havas Advertising acquired all of the issued and outstanding shares of Snyder Communications SNC common stock through the SNC Merger. In the SNC Merger, shares of SNC common stock were exchanged for Havas Advertising American Depository Shares. As a result of the SNC Merger, Havas Advertising owns all of the Snyder Communications SNC common stock and Snyder Communications has become a majority-owned subsidiary of Havas Advertising. The Circle.com common stock was not affected by the SNC Merger and remained outstanding following the SNC Merger.

     On February 5, 2001, Havas Advertising, HAS Acquisition II Corp. and Snyder Communications entered into an Agreement and Plan of Merger for the Circle.com Merger. In the Circle.com Merger, Havas Advertising will acquire all of the Circle.com common stock in exchange for Havas Advertising American Depository Shares. The consummation of the Circle.com Merger is subject to certain conditions, including approval by the stockholders of each of Snyder Communications and Havas Advertising and receipt of all required regulatory approvals. The items included in this Annual Report discuss the business, results of operations, and financial conditions of Snyder Communications without regard to the impact that the Circle.com Merger could have on Snyder Communications, SNC, or Circle.com.

Private Securities Litigation Reform Act of 1995 -- A Caution Concerning Forward-Looking Statements

     Statements included in this discussion relating, but not limited, to future revenues, operating expenses, capital requirements, growth rates, cash flows, operational performance, sources and uses of funds and acquisitions are forward-looking statements that involve certain risks and uncertainties. Factors that may cause actual results, performance, achievements or investments expressed or implied by such forward-looking statements include, among other things, the availability of financing, technological, regulatory or other developments in Snyder Communications' business, changes in the competitive climate in which Snyder Communications operates and the emergence of future opportunities and other factors more fully described under the caption "Risk Factors" in Snyder Communications' Proxy Statement and Prospectus, filed with Securities Exchange Commission on October 7, 1999 and which section is incorporated herein by reference.

Overview

     Snyder Communications is an international provider of direct marketing, advertising and communications services and Internet professional services. Since its initial public offering in 1996, Snyder Communications has expanded the range of marketing services that it is able to offer its clients by creating and initiating new programs or service offerings and by acquiring businesses that offer complementary services. Snyder Communications' strategy has been and continues to be the expansion of its existing businesses and the integration of the services of its acquired companies with those of existing operations. The service offerings of acquired companies are combined with those previously offered by Snyder Communications to create its two business units, SNC and Circle.com. SNC is a direct marketing, advertising and communications agency and Circle.com is an Internet professional services provider.

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

     Merger, recapitalization, and related costs consist of transaction and integration costs related to the SNC Merger, acquisition and related costs, and recapitalization costs. Acquisition and related costs include investment banking fees, other professional service fees, tax payments and other contractual payments resulting from the consummation of pooling of interests transactions, certain costs incurred with regard to a 1999 purchase transaction, as well as the costs of consolidating some of the acquired operations. Recapitalization costs consist of investment banking fees, other professional service fees and other costs related to the Recapitalization.

     The following sets forth, for the periods indicated, components of Snyder Communications income statement data, including such data as a percentage of revenues. Pro forma net income (loss) includes a provision for income taxes as if all of Snyder Communications' operations had been taxed as a C corporation for all periods presented.

Results of Operations

                                                                             For the Years Ended
                                                                                December 31,
                                      ----------------------------------------------------------------------------------------
                                                       2000                        1999                          1998
                                      ----------------------------------------------------------------------------------------
                                                                          (dollars in thousands)
Net revenues                              $     719,043     100.0%             $638,480      100.0%      $493,803       100.0%
Operating expenses:
Cost of services                                513,503      71.4               434,823       68.1        324,094        65.6
Selling, general & administrative
 expenses                                       212,976      29.6               130,747       20.4         95,248        19.3
Merger, recapitalization, and
 related costs                                   92,813      12.9                23,395        3.7         39,514         8.0
                                          -------------   -------              --------   --------        -------    --------
Income (loss) from operations                  (100,249)    (13.9)               49,515        7.8         34,947         7.1
                                          -------------   -------              --------   --------        -------    --------
Interest expense                                (17,560)     (2.4)               (5,795)      (0.9)        (1,753)       (0.4)
Interest income                                   5,118       0.7                 2,873        0.4          3,638         0.7
Loss on disposition                             (12,376)     (1.7)                  ---        ---            ---         ---
 Income tax provision (benefit)                  (6,665)     (0.9)               29,495        4.6         15,472         3.1
                                          -------------   -------              --------   --------        -------    --------
Income (loss) from continuing
 operations                                    (118,402)    (16.4)               17,098        2.7         21,360         4.3
                                          -------------   -------              --------   --------        -------    --------
Income (loss) from discontinued
 operations (net of income taxes)                   ---       ---               (11,562)      (1.8)         1,446         0.3
Net income (loss)                         $    (118,402)    (16.4)%            $  5,536        0.9%      $ 22,806         4.6%
Pro forma net income (loss)               $    (118,402)    (16.4)%            $  6,569        0.9%      $ 20,145         4.1%
                                          =============   =======             =========    =======       ========    =========

Year Ended December 31, 2000 Compared with Year Ended December 31, 1999

     Revenues. Snyder Communications' revenues increased $80.5 million, or 12.6%, to $719.0 million in 2000 from $638.5 million in 1999. Revenues of Arnold Worldwide increased $18.3 million, or 12.9%, in 2000 compared to 1999 as a result of increased creative and advertising services provided to new and existing clients, primarily in the United States. Revenues at Brann Worldwide increased $14.7 million, or 5.0%, in 2000 compared to 1999. Brann Worldwide experienced a reduction in revenue from its U.S. telemarketing operations which were discontinued during the fourth quarter of 2000. This reduction was offset by an increase in other services provided to new and existing clients and by revenues from Broadwell Marketing Group, which was purchased in May of 1999. Excluding the telemarketing operations that were discontinued, revenues at Brann Worldwide increased $37.2 million, or 15.2%, during the period. Revenues at Bounty SCA increased $15.9 million, or 9.4%, during the period, due to an increase in revenues resulting from the purchase of Media Syndication Global ("MSG") in March 1999, partially offset by a decrease in revenue from sampling-related programs in 2000. Revenues at Circle.com increased $31.6 million, or 88.5%, in 2000 compared to 1999 as a result of increases in services provided to both new and existing clients and growth which resulted from purchase business combinations completed in 1999. Circle.com expanded through acquisitions and internally-generated growth, resulting in consistent quarterly growth in its revenues during those years. The growth in revenues continued during the first and second quarters of 2000, but revenues then declined slightly during the third and fourth quarters of 2000 as a result of a decrease in the demand for Circle.com's Internet professional services. Circle.com is continuing to pursue the growth of its business. However, there can be no assurance that Circle.com will be successful in sustaining or increasing revenues in the future.

     Cost of Services.  Snyder Communications' cost of services increased
$78.7 million, or 18.1%, to $513.5 million in 2000 from $434.8 million in 1999. Cost of services as a percentage of revenue increased to 71.4% in 2000 from 68.1% in 1999. The reasons for the dollar fluctuations in cost of services generally correspond to the revenue changes discussed above. Cost of services at Arnold Worldwide increased $11.1 million, or 11.7%, in 2000 compared to 1999 resulting in cost of services as a percentage of revenues of 66.0% in 2000 compared with 66.7% in 1999. Cost of services within the Brann Worldwide network increased $17.9 million, or 8.4%, during the period resulting in cost of services as a percentage of revenue of 75.4% in 2000 compared with 73.1% in 1999. The increase in cost of services as a percentage of revenues at Brann Worldwide is primarily a result of the increased costs from the increased level of services provided in the Brann Worldwide network described above not being fully offset by the reduction of variable costs related to the reduced revenue from the U.S. telemarketing business. Bounty SCA's cost of services increased $26.4 million, or 26.5%, resulting in cost of services as a percentage of revenues of 68.6 % in 2000 compared with 59.3% in 1999. The increase in cost of services as a percentage of revenues at Bounty SCA is primarily a result of the purchase of Media Syndication Global, which has a lower gross margin than Bounty SCA's other businesses. Circle.com's cost of services increased $23.1 million, or 85.8%, to $50.0 million in 2000 from $26.9 million in 1999.

     Selling, General and Administrative expenses. Snyder Communications' selling, general and administrative expenses increased $82.3 million, or 63.0%, to $213.0 million in 2000 compared with $130.7 million in 1999 as a result of selling, general and administrative expense increases in each of Snyder Communications' four networks. This increase is partly caused by expenses, including goodwill amortization, at entities which were purchased by Circle.com primarily in the second half of 1999, and by the purchases of MSG and Broadwell Marketing Group in March 1999 and May 1999, respectively. $25.9 million of the $82.3 million increase in selling, general and administrative expenses is the result of the write-off of goodwill related to the closure of a Circle.com business unit acquired in 1999. The expense increase also includes a charge, related to pending legal matters for which Snyder Communications, based on the advice of outside legal counsel, believes it is adequately reserved, and increased bad debt expense related to several specific clients which experienced financial difficulty during 2000. Management believes that the allowance for doubtful accounts is adequately stated. In addition, the expenses in 2000 include costs related to several office moves, consolidations and closures, termination of senior management personnel, policy changes, and projects undertaken or redirected. As a result of the foregoing, selling, general and administrative expenses as a percent of revenue increased to 12.9% in 2000 compared with 3.7% in 1999.

          Merger, Recapitalization, and Related Costs. The $92.8 million of merger, recapitalization, and related costs recorded in 2000 consists of expenses incurred by Snyder Communications as a result of the SNC Merger. Included in the $92.8 million are payments made to holders of options to purchase SNC common stock pursuant to the terms of the SNC Merger in exchange for the forfeiture of their options, financial advisory fees, legal and accounting fees, bonuses and tax reimbursements paid to employees at the time of the SNC Merger, and other expenses which were a direct result of the SNC Merger. In addition, this amount includes a charge of approximately $12.2 million of costs necessary to consolidate certain operations within the SNC networks as they are integrated with the Havas Advertising agencies. Snyder Communications expects these integration activities to be substantially complete by the end of the first quarter of 2001. The charge consists of approximately $2.6 million to consolidate and terminate lease obligations, $7.2 million related to the loss on the disposition of non-strategic property and equipment assets, $1.5 million in severance costs associated with the termination of 1,075 employees, and $0.9 million of fees and other costs related to the integration activities. As of December 31, 2000, $9.2 million of the $12.2 million costs had been paid, resulting in a remaining liability balance of $3.0 million to be paid for the integration costs. As of December 31, 2000, 1,070 employees had terminated with Snyder Communications and the remaining severance liability was $0.1 million.

     Snyder Communications recorded $23.4 million of merger, recapitalization, and related costs during 1999, consisting of a $14.3 million non-cash charge related to a stock payment made to the former owners of an acquired subsidiary which was not provided for in the purchase agreement and which was not part of the purchase price for accounting purposes, a $2.0 million reduction of amounts previously recorded due to change in estimates, a $1.5 million charge for consulting and related costs necessary to consolidate and integrate certain of SNC's acquired operations in the United States under the integration plan, initiated in the fourth quarter of 1998, as disclosed in the Snyder Communications 1998 Annual Report on Form 10-K, and $9.6 million of recapitalization costs related to the Recapitalization. This amount consisted of investment banking fees, SEC registration fees, printing costs, and other related costs. As of December 31, 2000, all costs related to these activities have been paid.

     Interest Expense. Interest expense increased $11.8 million, to $17.6 million in 2000 from $5.8 million in 1999. The increase in interest expense is attributable to increased borrowings under the $195 million unsecured revolving credit facility that was terminated in September 2000 after completion of the SNC Merger, and borrowings from Havas Advertising which occurred at the time of the SNC Merger. See "Liquidity and Capital Resources."

     Interest Income. Interest income increased $2.2 million, to $5.1 million in 2000 from $2.9 million in 1999. Interest income varies based on the amount of cash and equivalents available for investment during the periods and on prevailing short-term interest rates.

     Loss on Disposition. In the third quarter of 2000, Snyder Communications disposed of a telemarketing business based in Brussels, Belgium. As a result of the disposition, a $12.4 million loss was recorded, which includes the write-off of $8.2 million of goodwill.

     Income Tax Provision. Snyder Communications recorded a tax benefit of $6.7 million in 2000 and a tax expense of $29.5 million in 1999. The actual tax provision recorded differs from the federal statutory rate primarily due to the non-deductibility of goodwill amortization, merger costs, and other transaction related costs and state income taxes recorded during the periods.

     Income (Loss) from Continuing Operations. As a result of all the factors discussed above, loss from continuing operations was $(118.4) million in 2000 compared with income of $17.1 million in 1999.

     Income (Loss) from Discontinued Operations (net of income taxes). In 1999, Snyder Communications spun off its healthcare services group, Ventiv Health, through a distribution to existing stockholders on September 27, 1999. Therefore, the results of operations of Ventiv Health have been classified as discontinued operations. Ventiv Health reported net income of $1.8 million in 1999. In addition to the results of Ventiv Health, $13.3 million of costs related to the Ventiv Health spin-off which were incurred by Snyder Communications are reflected in the results from discontinued operations for 1999. There were no discontinued operations during 2000.

     Net Income (Loss). As a result of the factors discussed above, Snyder Communications' net loss was $(118.4) million in 2000 compared with net income of $5.5 million in 1999.

Year Ended December 31, 1999 Compared with Year Ended December 31, 1998

     Revenues. Snyder Communications' revenues increased $144.7 million, or 29.3%, to $638.5 million in 1999 from $493.8 million in 1998. Revenues of Brann Worldwide increased $29.6 million, or 11.2%, in 1999 compared with 1998 as a result of increased levels of service provided to both new and existing clients in the United States and United Kingdom and the May 1999 purchase of Broadwell Marketing Group, offset by a $17.9 million decrease in revenue at one of the Brann Worldwide divisions caused primarily by a reduction in revenue from the sale of long distance telephone service in the United States. This net increase accounted for 20.5% of the total increase in revenues for 1999. Revenues of Bounty SCA increased $70.2 million, or 71.8%, in 1999 compared with 1998 as a result of increased sampling program activities and the purchase of MSG in March 1999, which accounted for $53.5 million of the total increase in revenues for 1999. Bounty SCA's increase in revenues accounted for 48.5% of the total increase in revenues for 1999. Revenues of Arnold Worldwide increased $23.5 million, or 19.7%, in 1999 compared with 1998 due to increase in creative and advertising services provided to existing and new clients. This increase accounted for 16.2% of the total increase in revenues in 1999. Revenues of Circle.com increased $22.2 million, or 164.4%, in 1999 compared with 1998 as a result of increases in services provided to both new and existing clients and from purchase transactions completed in 1998 and 1999.

     Cost of Services. Snyder Communications' cost of services increased $110.7 million, or 34.2%, to $434.8 million in 1999 from $324.1 million in 1998. Cost of services as a percentage of revenues increased to 68.1% in 1999 from 65.6% in 1998. The dollar fluctuation in cost of services at Snyder Communications' various operating units corresponds to the revenue changes discussed above. Cost of services within the Brann Worldwide network increased $29.1 million, or 15.7%, in 1999 as compared with 1998 and accounted for 26.2% of total increase in cost of services. As a percentage of revenues, Brann Worldwide's cost of services increased from 70.2% to 73.1% between 1999 and 1998. Brann Worldwide's cost of services as a percentage of revenues was favorably impacted in 1999 by a fee of $3.8 million, net of related expenses, that was received for termination of services under an existing contract. Cost of services within the Bounty SCA network increased $53.8 million, or 117.9%, in 1999 due, in part, to the purchase of MSG, which accounted for $39.8 million of the increase. Bounty SCA's increase in cost of services accounted for the 48.6% of the total increase in cost of services. As a percentage of revenues, Bounty SCA's cost of services for 1999 increased to 59.3% from 46.8% in 1998 primarily as a result of the purchase of MSG. MSG has a higher cost of services as a percentage of revenues than Bounty SCA's other businesses. Cost of services within the Arnold Worldwide network increased $10.4 million, or 12.2%, in 1999 as compared with 1998 and accounted for 9.4% of the total increase in cost of services. Arnold Worldwide's cost of services as a percentage of revenues decreased to 66.7% in 1999 from 71.1% in 1998. Cost of services within Circle.com increased in 1999 compared with 1998 due to increase in services provided to new and existing clients and from purchase transactions completed during 1998 and 1999.

     Selling, General and Administrative Expenses. Snyder Communications' selling, general and administrative expenses increased $35.5 million, or 37.3%, to $130.7 million in 1999 from $95.2 million in 1998 as a result of the growth in revenues and purchases discussed above. Selling, general and administrative expenses as a percentage of revenues increased slightly to 20.4% in 1999 from 19.3% in 1998 due to close containment of cost at Brann Worldwide, Bounty SCA and Arnold Worldwide, offset by increases at Circle.com attributed to the rapid expansion of the business.

     Merger, Recapitalization, and Related Costs. Snyder Communications recorded $13.8 million in acquisition and related costs during 1999, consisting of (a) $14.3 million of non-cash expense related to a payment to the prior owners of MSG; (b) a $2.0 million reduction to amounts previously recorded due to changes in estimates; and (c) $1.5 million of expense for consulting and related costs necessary to consolidate and integrate certain of its acquired operations. In September 1999, Snyder Communications entered into a separate agreement with the prior owners of MSG whereby Snyder Communications agreed to pay consideration to the prior owners in exchange for the release of any and all claims against Snyder Communications relating to the purchase of MSG by Snyder Communications. The payment was not provided for in the purchase agreement and is not part of the purchase price for accounting purposes. The non-cash amount of $14.3 million was paid in the form of Snyder Communications common stock. Snyder Communications recorded $38.9 million in acquisition and related costs during 1998, and these costs were related to the consummation of pooling of interests transactions during 1998. Snyder Communications completed pooling of interests transactions valued at approximately $207.2 million during 1998. In 1999 Snyder Communications recorded $9.6 million of recapitalization costs related to the Recapitalization. This amount consisted of investment banking fees, other professional service fees, SEC registration fees, printing costs, and other related costs. No recapitalization costs were recorded during 1998.

     Interest Expense. Snyder Communications' interest expense increased $4.0 million, or 222.0%, to $5.8 million in 1999 from $1.8 million in 1998. The increase in interest expense is attributable to borrowings under the $195 million unsecured revolving credit facility for the repurchase of stock, acquisitions, and general corporate purposes.

     Interest Income. Snyder Communications recorded $2.9 million of interest income in 1999 and $3.6 million of interest income in 1998. Interest income varies based on the amount of cash and equivalents available for investment during the periods and on prevailing short-term interest rates.

     Income Tax Provision. Snyder Communications recorded a tax expense of $29.5 million during 1999 and a tax expense of $15.5 million in 1998. The actual tax provision recorded differs from the federal statutory rate due to the non-deductibility of goodwill amortization, merger costs, other transaction related costs and state income taxes recorded during the periods.

     Income (Loss) from Continuing Operations. Snyder Communications income from continuing operations decreased $4.3 million to $17.1 million in 1999 from $21.4 million in 1998 due to an increase in interest expense and taxes, offset by a decrease in non-recurring costs.

     Discontinued Operations. In June 1999, Snyder Communications' board of directors approved the spin-off of Snyder Communications' healthcare services group, Ventiv Health, through a distribution to existing stockholders. The distribution was consummated on September 27, 1999 through a special dividend of one share of common stock of Ventiv Health for every three shares of existing common stock of Snyder Communications. Therefore, the results of operations of Ventiv Health have been classified as discontinued operations. Ventiv Health reported net income of $1.8 million in 1999 through the date of the spin-off, and net income of $1.4 million in 1998. The results for 1999 include a benefit for a one-time $2.0 million reduction in the estimated amount of employee related social charges to be paid as a result of the integration of Ventiv Health's French sales force. In addition to the results of Ventiv Health's operations, $13.3 million of costs, net of taxes, related to the Ventiv Health spin-off which were incurred by Snyder Communications are reflected in the results from discontinued operations for 1999.

     Net Income (Loss). Snyder Communications net income decreased $17.3 million to $5.5 million in 1999 from $22.8 million in 1998 due to the $13.0 million decrease in income from discontinued operations and the $4.3 million decrease in income from continuing operations.

     Pro Forma Net Income (Loss).   Pro forma net income (loss) shows the effect
on net income (loss) assuming all of Snyder Communications' operations were taxed as C corporations for 1999 and 1998. Pro forma net income decreased $13.5 million to $6.6 million in 1999 from $20.1 million in 1998.

Liquidity and Capital Resources

     At December 31, 2000, Snyder Communications had $91.4 million in cash and equivalents. Cash and equivalents increased $1.9 million during 2000, due to the $92.0 million net cash provided by financing activities of continuing operations, offset by the $38.9 million used in operating activities, the $50.8 million used in investing activities and the $0.4 million effect of changes in exchange rates. The $92.0 million in cash provided by financing activities consists primarily of additional net borrowings from a subsidiary of Havas Advertising, net of the repayment of credit agreement debt, and proceeds received from the exercise of employee stock options and sales of stock under Snyder Communications' employee purchase plan. The $50.8 million in cash used in investing activities consists primarily of cash used for capital expenditures and earn-out payments related to previously acquired businesses.

     Snyder Communications believes that its cash and equivalents, as well as the cash provided by operations and available financing, will be sufficient to fund its current operations, planned capital expenditures and anticipated growth of the existing business over the next 12 months and beyond. Snyder Communications currently does not have any significant contractual purchasing obligations other than existing facility and equipment operating leases.

     Following the SNC Merger in September 2000, Snyder Communications repaid the $182.5 million due under its unsecured credit facility, using the proceeds from a $240 million intercompany loan from a subsidiary of Havas Advertising, and then terminated the credit facility. The $240 million intercompany loan is interest bearing at a rate equal to LIBOR plus 65 basis points and has no set amortization schedule or maturity date. The interest rate in effect on the $240 million intercompany loan at December 31, 2000 was approximately 7.3%.

     SNC loaned $57.7 million to Circle.com between October 22, 1999 (the Recapitalization date) and December 31, 2000 on an intra-group revolving credit basis, including $23.3 million in connection with the refinancing of the $23.3 million of external debt of Snyder Communications which had been allocated to Circle.com and was repaid in September 2000 using the proceeds from a $240 million intercompany loan from a Havas Advertising subsidiary to Snyder Communications. The $57.7 million intra-group revolving loan is interest bearing and has no set amortization schedule or maturity date. Interest is charged by SNC to Circle.com on the intra-group revolving credit loan at the rate at which Snyder Communications believes it could borrow the funds on a revolving credit basis. The interest rate in effect on the $57.7 million outstanding under the intra-group revolving loan at December 31, 2000 was approximately 7.3%. The $57.7 million intra-group revolving credit loan is unsecured and Circle.com is not required to meet any financial or other covenants with regard to the loan. If determined to be in the best interest of the SNC and Circle.com stockholders, the Snyder Communications board of directors could decide that some or all of the intra-group revolving credit loan should prospectively be accounted for as a long-term loan or as a capital contribution increasing SNC's retained interest in Circle.com.

     Snyder Communications anticipates that it will be in a position to fund the needs of Circle.com in the short-term. However, there can be no assurance that Circle.com will be able to obtain third party debt or equity financing, or that Snyder Communications will continue to provide additional funding to Circle.com in the longer-term.

          Snyder Communications is subject to the impact of foreign currency fluctuations, particularly with respect to the British pound. To date, changes in the British pound exchange rate have not had a material impact on Snyder Communications' liquidity or results of operations. Snyder Communications continually evaluates its exposure to exchange rate risk but does not currently hedge such risk.

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

              CIRCLE.COM--MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                 FINANCIAL CONDITION AND RESULTS OF OPERATIONS


     The following discussion of Circle.com's results of operations and of its liquidity and capital resources is based upon Circle.com's combined financial statements. The combined financial statements have been retroactively restated to reflect the combined financial position and the combined results of operations and cash flows of the entities with which Snyder Communications has entered into mergers accounted for as pooling of interests for all periods presented, giving effect to the acquisitions as if they had occurred at the beginning of the earliest period presented. The following discussion should be read in conjunction with the combined financial statements of Circle.com and the related notes thereto included elsewhere in this Annual Report.

     On September 26, 2000, Havas Advertising acquired all of the issued and outstanding shares of Snyder Communications SNC common stock through the SNC Merger. In the SNC Merger, shares of SNC common stock were exchanged for Havas Advertising American Depository Shares. As a result of the SNC Merger, Havas Advertising owns all of the Snyder Communications SNC common stock and Snyder Communications has become a majority owned subsidiary of Havas Advertising. The Circle.com common stock was not affected by the SNC Merger and remained outstanding following the SNC Merger.

     On February 5, 2001, Havas Advertising, HAS Acquisition II Corp. and Snyder Communications entered into an Agreement and Plan of Merger for the Circle.com Merger. In the Circle.com Merger, Havas Advertising will acquire all of the Circle.com common stock in exchange for Havas Advertising American Depository Shares. The consummation of the Circle.com Merger is subject to certain conditions, including approval by the stockholders of each of Snyder Communication and Havas Advertising and receipt of all required regulatory approvals. The items included in this Annual Report discuss the business, results of operations, and financial condition of Snyder Communications without regard to the impact that the Circle.com Merger could have on Snyder Communications, SNC, or Circle.com.

Private Securities Litigation Reform Act of 1995 -- A Caution Concerning Forward-Looking Statements

     Statements included in this discussion relating, but not limited, to future revenues, operating expenses, capital requirements, growth rates, cash flows, operational performance, sources and uses of funds and acquisitions are forward-looking statements that involve certain risks and uncertainties. Factors that may cause actual results, performance, achievements or investments expressed or implied by such forward-looking statements include, among other things, the availability of financing, changes in customer preferences, technological, regulatory or other developments in Snyder Communications' business, changes in the competitive climate in which Snyder Communications operates and the emergence of future opportunities and other factors more fully described under the caption "Risk Factors" in Snyder Communications' Proxy Statement and Prospectus, filed with Securities Exchange Commission on October 7, 1999 and which section is incorporated herein by reference.

Overview

     Circle.com is engaged in the Internet professional services business. Circle.com's services include strategic e-commerce consulting, online marketing plan development, online brand development, customer research, electronic customer relationship (e-CRM) planning, user interface design, creative design, and online media planning, which it refers to as "front-end services," as well as architecture design, systems integration, implementation and ongoing performance analysis, which it refers to as "back-end services." Until May 1999, the operations of Circle.com were contained within the Brann Worldwide and Arnold Worldwide networks of Snyder Communications. In May 1999, these operations were organized under the name Circle.com and placed under the responsibility of a single management team.

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

     Professional services expenses consist primarily of compensation and benefits of Circle.com's employees engaged in the delivery of professional services.

     Office and general expenses include costs associated with administrative functions, such as finance, human resources and information technology, as well as amortization of intangibles and office facilities costs. A portion of Snyder Communications' overhead and administrative shared services have been allocated to Circle.com based upon estimated usage.

     Merger, recapitalization and related costs recorded in 1999 consist of costs associated with the Recapitalization in which Snyder Communications common stock was replaced by the SNC common stock and the Circle.com common stock.

     The following sets forth, for the periods indicated, components of Circle.com's income statement data, including such data as the percentage of revenues. Pro forma net income includes a provision for income taxes as if all operations of Circle.com had been taxed as a C corporation for all periods presented.

                                                                    For the Years Ended
                                                                       December 31,
                                     --------------------------------------------------------------------------
                                              2000                        1999                       1998
                                     --------------------------------------------------------------------------
                                                                (dollars in thousands)
Net revenues                         $ 67,287      100.0%         $ 35,726     100.0%          $13,514   100.0%

Operating expenses:
Professional services                  40,281       59.9            21,990      61.5             7,114    52.6
Office and general                     81,834      121.6            27,177      76.1             5,902    43.7
Merger, recapitalization and
 related costs                            ---        ---             3,825      10.7               ---     ---
                                     --------    -------          --------   -------           -------   -----
Income (loss) from operations         (54,828)     (81.5)          (17,266)    (48.3)              498     3.7
                                     --------    -------          --------   -------           -------   -----
Interest expense                       (4,112)      (6.1)             (668)     (1.8)              ---     ---
Interest income                            59         .1                22      ---                ---     ---
                                     --------    -------          --------   -------           -------   -----
Income (loss) before income taxes     (58,881)     (87.5)          (17,912)    (50.1)              498     3.7
                                     --------    -------          --------   -------           -------   -----
Income tax provision (benefit)         (7,738)     (11.5)           (3,522)     (9.8)              500     3.7
Net income (loss)                     (51,143)     (76.0)%        $(14,390)    (40.3)%         $    (2)    ---
                                     ========    ========         ========   =======           =======   =====
Pro forma net income (loss)          $(51,143)     (76.0)%        $(14,390)    (40.3)%         $   123     0.9%
                                     ========    =======          ========   =======           =======   =====

Year Ended December 31, 2000 Compared with Year Ended December 31, 1999.

     Revenues. Circle.com's revenues increased $31.6 million, or 88.5% to $67.3 million in 2000 from $35.7 million in 1999. Of this $31.6 million increase, $16.0 million, or 50.6%, is a result of revenue contributed by entities which Circle.com purchased late in June of 1999 and later during 1999. The remaining $15.6 million of the increase is attributable to additional levels of service provided to both new and existing clients in both the United States and the United Kingdom. Circle.com expanded through acquisitions and internally-generated growth, resulting in consistent quarterly growth in its revenues during those years. The growth in revenues continued during the first and second quarters of 2000, but revenues then declined slightly during the third and fourth quarters of 2000 as a result of a decrease in the demand for Circle.com's Internet professional services. Circle.com is continuing to pursue the growth of its business. However, there can be no assurance that Circle.com will be successful in sustaining or increasing revenues in the future.

     Professional Services Expense. Circle.com's professional services expense increased $18.3 million, or 83.2%, to $40.3 million in 2000 compared with $22.0 million in 1999. The dollar increase in professional service expenses is consistent with the increase in revenue. Professional services expense as a percentage of net revenues decreased slightly to 59.9% in 2000 compared to 61.5% in 1999. Circle.com began to take steps to reduce costs during the fourth quarter of 2000 in an effort to establish profitable operations. There can be no assurance that the measures taken by Circle.com will result in profitable operations.

     Office and General Expense. Office and general expenses increased $54.6 million, or 200.7%, to $81.8 million in 2000 from $27.2 million in 1999. Of this $54.6 million increase, $25.9 million, or 47.4%, is a result of the write-down of goodwill related to the closure of a business unit acquired in 1999. The remaining $28.7 million of the increase is consistent with the increased levels of revenue, and includes $5.8 million of additional goodwill amortization in 2000 compared with 1999 from entities purchased primarily in the second half of 1999. In addition, 2000 includes increased costs associated with having a separate, publicly traded security following the Recapitalization. Circle.com began to take steps to reduce costs during the fourth quarter of 2000 in an effort to establish profitable operations. There can be no assurance that the measures taken by Circle.com will result in profitable operations.

     Merger, Recapitalization and Related Expense. There were no merger, recapitalization and related expenses recorded in 2000. Circle.com recorded $3.8 million in merger and related expenses in 1999 associated with the Recapitalization.

     Interest Expense, Net. Interest expense, net increased $3.4 million to $4.1 million in 2000 from $0.7 million in 1999. This increase in interest expense is attributable to increases in the external debt which was attributed to Circle.com by Snyder Communications for acquisitions of businesses and for amounts advanced to Circle.com by SNC on a revolving credit basis following the Recapitalization. See "Liquidity and Capital Resources."

     Income Tax Provision. Circle.com recorded a tax benefit of $7.7 million in 2000 and a tax benefit of $3.5 million in 1999. The actual tax provision recorded differs from the federal statutory rate primarily due to the non-deductibility of goodwill amortization and recapitalization costs.

     Net Loss. As a result of all the factors discussed above, Circle.com's net loss increased to $51.1 million in 2000 from $14.4 million in 1999. Circle.com began to take steps to reduce costs during the fourth quarter of 2000 in an effort to establish profitable operations. There can be no assurance that the measures taken by Circle.com will result in profitable operations.

Year Ended December 31, 1999 Compared with Year Ended December 31, 1998.

     Net Revenues. Circle.com's net revenues increased $22.2 million, or 164.4%, to $35.7 million in 1999 from $13.5 million in 1998. This includes approximately $9.4 million of revenue growth from purchase transactions completed during 1998 and 1999. In addition, Circle.com accelerated its hiring in 1999 which resulted in growth in its client base and in the size and scope of client engagements in both the United States and the United Kingdom in 1999 compared with 1998.

     Professional Service Expenses. Circle.com's professional service expenses increased $14.9 million, or 209.9%, to $22.0 million in 1999 from $7.1 million in 1998. Professional service expenses as a percentage of net revenues increased to 61.5% in 1999 from 52.6% in 1998. The increase in professional service expenses is consistent with the purchase business combinations and increase in personnel at Circle.com necessary to support the increased level of business in 1999. Circle.com expanded its infrastructure and personnel level at a faster rate than its revenue level in 1999 in order to accommodate its growth.

     Office and General Expenses. Office and general expenses increased $21.3 million, or 361.0%, to $27.2 million in 1999 from $5.9 million in 1998. Office and general expenses as a percentage of net revenues increased to 76.1% in 1999 from 43.7% in 1998. The increase in office and general expenses both as a percentage of revenues and in absolute dollars is directly related to the expansion of Circle.com's infrastructure to support increased revenue and from $3.9 million of goodwill amortization which resulted from the purchase business combinations which were completed during the fourth quarter of 1998 and 1999. Additionally, the office and general expenses reported through September 30, 1999 did not include any amounts related to having a publicly traded security.

     Merger, Recapitalization and Related Expenses. Circle.com recorded $3.8 million in merger and related expenses in 1999 and none in 1998. This expense represents costs associated with the Recapitalization in 1999.

     Interest Expense. Circle.com recorded $0.7 million of interest expense in 1999. There was no interest expense in 1998. Interest expense is related to the debt attributed to Circle.com by Snyder Communications for acquisitions and for amounts advanced to Circle.com by SNC following the Recapitalization.

     Interest Income. Circle.com recorded $0.02 million of interest income in 1999. There was no interest income recorded for 1998. Circle.com had low cash balances throughout the year of 1999.

     Income Tax Provision. Circle.com recorded a tax benefit of $3.5 million in 1999 and a tax expense of $0.5 million in 1998. The actual tax provision recorded differs from the federal statutory rate due primarily to the non-deductibility of goodwill amortization and recapitalization costs.

     Net Loss. Net loss increased to a loss of $14.4 million in 1999 from net loss of $2 thousand in 1998 due to the decreased operating margin in 1999 resulting from higher levels of personnel necessary to accommodate growth of the business and increased goodwill amortization. Pro forma net income (loss) decreased to a $14.4 million loss in 1999 from $0.1 million income in 1998. Pro forma net loss includes a benefit for federal and state income taxes as if Circle.com had been a taxable C corporation for all periods presented.

Liquidity and Capital Resources

     At December 31, 2000, Circle.com had $2.2 million in cash and equivalents. Cash and equivalents increased $0.1 million during 2000 due to the $15.5 million used in operating activities, and the $11.2 million used in investing activities, offset by the $26.8 million provided by financing activities during the period. The $26.8 million cash provided by financing activities consists primarily of proceeds received from SNC on an intra-group revolving credit basis, discussed below. The $11.2 million cash used in investing activities consists primarily of cash used for capital expenditures and for earn-out payments related to a previously acquired business.

     Circle.com recorded a 2000 net loss of $51.1 million and has incurred cumulative losses of $65.9 million from its inception through December 31, 2000. Circle.com has relied on investments and advances from SNC in order to build its business, acquire Internet services companies, and to fund its operating and net losses.

     Cash on hand as of December 31, 2000 will not be sufficient to fund the operations of Circle.com through the end of 2001. Snyder Communications currently expects that Circle.com will require additional cash to fund its operating losses over the next year. Accordingly, Circle.com will need to obtain additional funding from SNC.

Circle.com does not have any borrowing arrangement in place with a third party and, therefore, relies on Snyder Communications as its source of cash. Other than the $12.3 million of external debt allocated at the Recapitalization, the funding provided to Circle.com by Snyder Communications prior to the issuance of the Circle.com common stock is considered an investment in Circle.com by Snyder Communications. Following the issuance of the Circle.com common stock, all further cash provided to Circle.com by Snyder Communications has been considered an interest-bearing loan from SNC, and external borrowing for the purpose of acquisitions by Circle.com was allocated to Circle.com. As a result, with respect to interest and debt allocation to Circle.com, the historical financial statements are not comparable to current periods. Following the SNC Merger in September 2000, Snyder Communications repaid the outstanding balance under its revolving credit facility, using the proceeds from an intercompany loan from Havas Advertising, and then terminated the credit facility. As a result, the $23.3 million external debt under the Snyder Communications credit facility which had previously been attributable to Circle.com has been refinanced by increasing the intra-group revolving loan from SNC to Circle.com.

     SNC loaned $57.7 million to Circle.com between October 22, 1999 (the Recapitalization date) and December 31, 2000 on an intra-group revolving credit basis, including $23.3 million in connection with the refinancing of this external debt of Snyder Communications which had been allocated to Circle.com and which was repaid in September 2000 using the proceeds from a $240 million intercompany loan from a Havas Advertising subsidiary to Snyder Communications. The $57.7 million intra-group revolving loan is interest bearing and has no set amortization schedule or maturity date. Interest is charged by SNC to Circle.com on the intra-group revolving credit loan at the rate at which Snyder Communications believes it could borrow the funds on a revolving credit basis. The interest rate in effect on the $57.7 million outstanding under the intra-group revolving loan at December 31, 2000 was approximately 7.3%. The $57.7 million of borrowings under the intra-group revolving credit loan are unsecured and Circle.com is not required to meet any financial or other covenants with regard to the loan. If determined to be in the best interest of the SNC and Circle.com common stockholders, the Snyder Communications board of directors could decide that some or all of the intra-group revolving credit loan should prospectively be accounted for as a long-term loan or as a capital contribution increasing SNC's retained interest in Circle.com.

     Snyder Communications anticipates that it will be in a position to fund the needs of Circle.com in the short-term. However, there can be no assurance that Circle.com will be able to obtain third-party debt or equity financing, or that Snyder Communications will continue to provide additional funding to Circle.com in the longer-term.

     Circle.com is subject to the impact of foreign currency fluctuations, particularly with respect to the British pound. To date, changes in the British pound exchange rates have not had a material impact on Circle.com's liquidity or results of operations. Circle.com continually evaluates its exposure to exchange rate risk but does not currently hedge such risk.

Item 7A. Quantitative and Qualitative Disclosures about Market Risk.
         -----------------------------------------------------------


                             SNYDER COMMUNICATIONS

     Snyder Communications is exposed to market risk from changes in market interest rates and foreign currency exchange rates. Snyder Communications is subject to interest rate risk on its debt for changes in the fair value of its debt caused by changes in the interest rates. Snyder Communications is subject to foreign currency exchange rate risk related to its international operations. Snyder Communications does not currently engage in hedging or other market risk management tools.

Long-Term Debt Exposure

     Fixed Rate Debt. For purposes of quantifying Snyder Communications' potential loss on fair value of its long-term rate debt due to changes in interest rates, Snyder Communications used a sensitivity analysis model. While there is exposure related to the fair market value of Snyder Communications' fixed rate debt, Snyder Communications believes that changes in market interest rates over the next year will not materially impact its earnings or cash flows. The weighted average maturities of all outstanding long-term fixed rate debt as of December 31, 2000 is 2 years. To determine potential changes in the fair value of Snyder Communications' fixed rate long-term debt, Snyder Communications assumed a hypothetical 150 basis point increase/decrease to all interest rates on its outstanding long-term debt at December 31, 2000. If interest rates change as hypothetically assumed, the fair value of Snyder Communications debt will change as follows (in thousands):

                                                                                Fair Value with    Fair Value with
                                           Carrying Amount                      150 Basis Point    150 Basis Point
                                          December 31, 2000    Fair Value(1)      Increase(2)        Decrease(2)
                                          -----------------    -------------    --------------     ---------------
Long-term debt (fixed rate)............         $8,736            $8,841            $8,585            $9,108


(1)  Fair value is calculated using the discounted cash flows method.
(2)  Basis point change is assumed on all interest rates of outstanding debt.

     Variable Rate Debt. Changes in interest rates would not materially effect the fair value of Snyder Communications' $240 million of variable rate long-term debt. Changes in interest rates on Snyder Communications' long-term variable rate debt would have a material impact on its earnings and cash flows as changes in interest rates directly impact Snyder Communications' interest payments. In order to determine the impact that a change in interest rates would have on Snyder Communications' earnings and cash flows, Snyder Communications calculated the impact of a 150 basis point increase/decrease to the December 31, 2000 weighted average interest rate of the variable rate long-term debt outstanding. If interest rates change as hypothetically assumed, the interest expense on Snyder Communications' variable rate long-term debt will change as follows (in thousands):

                                         Interest Expense based on
                                             December 31, 2000        150 Basis Point     150 Basis Point
                                           Weighted Average Rate          Increase            Decrease
                                           ---------------------      ---------------     ---------------
Long-term debt (variable rate).........            $17,520                $21,120             $13,920

Foreign Currency Exchange Rate Exposure

     Fluctuations in foreign currency exchange rates affect the reported amounts of Snyder Communications' assets, liabilities and operations. For purposes of quantifying the risk associated with fluctuations in the foreign exchange rate, Snyder Communications used a sensitivity analysis model. Snyder Communications assumed a hypothetical detrimental change of 10% in the exchange rates on its assets, liabilities and revenues denominated in a foreign currency. A 10% fluctuation was assumed for all exchange rates at December 31, 2000. However, the British pound is Snyder Communications' only material exposure to foreign exchange rate fluctuations on continuing operations. Approximately 98% of Snyder Communications' 2000 revenues from international operations were derived in the United Kingdom. The amounts below reflect the impact of all exchange rates on Snyder Communications' total assets, liabilities and revenues (in thousands).

                                                                      10% Decrease in value
                                                    Balance at        of Local Currencies to
                                                December 31, 2000           U.S. Dollar
                                                -----------------     ----------------------
Assets.....................................          $762,676                 $752,930
Liabilities................................          $558,977                 $552,116
Revenue....................................          $719,043                 $698,986

The following illustrates the impact on the fair value of all of Snyder Communications' long-term fixed rate debt assuming 10% fluctuations in all of its foreign exchange rates (in thousands):

                                                           Fair Value with 10%     Fair Value with 10%
                                                          increase in strength    decrease in strength
                                       Fair Value           of U.S. dollar to       of U.S. dollar to
                                   December 31, 2000             foreign                 foreign
                                   -----------------      --------------------    --------------------
Long-term debt (fixed rate)....          $8,736                   $8,176                 $9,654

                                  CIRCLE.COM

  Circle.com is exposed to market risk from changes in foreign currency exchange rates. Circle.com is subject to foreign currency exchange rate risk related to its international operations. Circle.com does not currently engage in hedging or other market risk management tools.

Long-Term Debt Exposure

     Fixed Rate Debt. For purposes of quantifying Circle.com's potential loss on fair value of its long-term rate debt due to changes in interest rates, Circle.com used a sensitivity analysis model. While there is exposure related to the fair market value of Circle.com's fixed rate debt, Circle.com believes that changes in market interest rates over the next year would not materially impact its earning or cash flows. The weighted average maturities of all outstanding long-term fixed rate debt as of December 31, 2000 is 4 years. To determine potential changes in the fair value of Circle.com's fixed rate long-term debt, Circle.com assumed a hypothetical 150 basis point increase/decrease to all interest rates on its outstanding long-term debt at December 31, 2000. If interest rates change as hypothetically assumed, the fair value of Circle.com's debt will change as follows (in thousands):

                                          Carrying
                                           Amount                           Fair Value with      Fair Value with
                                         December 31,                       150 Basis Point      150 Basis Point
                                            2000          Fair Value(1)       Increase(2)          Decrease(2)
                                       ---------------    -------------     ---------------      ---------------
Long-term debt (fixed rate)..........        $121              $166               $159                 $173

(1)  Fair value is calculated using the discounted cash flows method.
(2)  Basis point change is assumed on all interest rates of outstanding debt.

Foreign Currency Exchange Rate Exposures

     Fluctuations in foreign currency exchange rates affect the reported amounts of Circle.com's assets, liabilities and operations. For purposes of quantifying the risk associated with fluctuations in the foreign exchange rate, Circle.com used a sensitivity analysis model. Circle.com assumed a hypothetical detrimental change of 10% in the exchange rates on its assets, liabilities and revenues denominated in a foreign currency. A 10% fluctuation was assumed for all exchange rates at December 31, 2000. Circle.com's sole exposure to foreign exchange rate fluctuations on continuing operations is the British pound, because 100% of Circle.com's foreign operations are located in the United Kingdom. The amounts below represent the impact of all exchange rates on the Circle.com's total assets, liabilities and revenues (in thousands).

                                                                     10% Decrease in value
                                                   Balance at       of Local Currencies to
                                                December 31, 2000        U.S. Dollar
                                                -----------------   ----------------------
Assets.....................................         $89,046                 $88,925
Liabilities................................         $74,852                 $74,776
Revenue....................................         $67,287                 $66,146

Item 8.  Financial Statements and Supplementary Data
         -------------------------------------------

                          SNYDER COMMUNICATIONS, INC.
                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

                                                                                                     Page
                                                                                                   --------
Snyder Communications, Inc.
Consolidated Financial Statements
The consolidated financial statements of Snyder Communications, Inc. include all of the accounts and operating results of its two business units, SNC and Circle.com. Holders of SNC common stock and Circle.com common stock are stockholders of Snyder Communications, Inc. and are subject to all risks associated with an investment in Snyder Communications, Inc.
Report of Independent Public Accountants.......................................................        38
Consolidated Balance Sheet as of December 31, 2000 and 1999....................................        39
Consolidated Statement of Operations, including unaudited pro forma data, for the years ended
 December 31, 2000, 1999 and 1998..............................................................        40
Consolidated Statement of Stockholders' Equity and Comprehensive Income for the years ended
 December 31, 2000, 1999 and 1998...............................................................       41
Consolidated Statement of Cash Flows for the years ended December 31, 2000, 1999 and 1998......        43
Notes to Consolidated Financial Statements.....................................................        45


Circle.com
Combined Financial Statements
The combined financial statements of Circle.com comprise the combined financial position, results of operations and cash flows of the businesses that comprise Snyder Communications,
 Inc.'s Internet professional services business.  Accordingly, the Circle.com combined financial statements are supplemental financial statements and should be read in conjunction with the Snyder Communications, Inc. consolidated financial statements.
Report of Independent Public Accountants.......................................................        77
Combined Balance Sheet as of December 31, 2000 and 1999........................................        78
Combined Statement of Operations for the years ended December 31, 2000, 1999 and 1998..........        79
Combined Statement of Changes in Group Equity for the years ended December 31, 2000, 1999 and
 1998..........................................................................................        80
Combined Statement of Cash Flows for the years ended December 31, 2000, 1999 and 1998..........        81
Notes to Combined Financial Statements.........................................................        82

                   REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS


To the Stockholders of Snyder Communications, Inc.:

     We have audited the accompanying consolidated balance sheets of Snyder Communications, Inc. and subsidiaries (the "Company") as of December 31, 2000 and 1999, and the related consolidated statements of income, stockholders' equity and comprehensive income and cash flows for each of the years in the three year period ended December 31, 2000. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

     In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Snyder Communications, Inc. and subsidiaries as of December 31, 2000 and 1999, and the results of their operations and their cash flows for each of the years in the three year period ended December 31, 2000, in conformity with accounting principles generally accepted in the United States.


                                       ARTHUR ANDERSEN LLP

Vienna, Virginia
February 21, 2001

                          SNYDER COMMUNICATIONS, INC.
                                 (See Note 1)

                          CONSOLIDATED BALANCE SHEET
                                (in thousands)

                                                                                          December 31,
                                                                                  ---------------------------
                                                                                     2000            1999
                                                                                  -----------    ------------

                                    ASSETS
Current assets:
  Cash and equivalents.......................................................      $  91,422       $  89,554
  Accounts receivable, net of allowance for doubtful accounts of $12,911 and
  $7,524 at December 31, 2000 and 1999, respectively.........................        100,074         101,189
  Receivables from pass-through costs........................................        116,861         113,311
  Related party receivables..................................................          6,178             636
  Unbilled services..........................................................         24,703          20,583
  Current portion of deferred tax asset......................................         21,291          10,865
  Other current assets.......................................................         29,817          22,182
                                                                                   ---------       ---------
  Total current assets.......................................................        390,346         358,320
                                                                                   ---------       ---------
Property and equipment, net..................................................         90,050          85,241
Goodwill and other intangible assets, net....................................        186,701         240,903
Deferred tax asset...........................................................         90,407          91,902
Deposits and other assets....................................................          5,172           9,419
                                                                                   ---------       ---------
    Total assets.............................................................      $ 762,676       $ 785,785
                                                                                   =========       =========

                     LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
  Lines of credit............................................................      $      --       $     970
  Current maturities of long-term debt.......................................            357             551
  Accrued payroll............................................................         22,508          17,140
  Accounts payable...........................................................        139,793         165,702
  Accrued expenses...........................................................        110,854         104,878
  Client advances............................................................         15,215          11,208
  Unearned revenue...........................................................         17,657          19,176
                                                                                   ---------       ---------
     Total current liabilities...............................................        306,384         319,625
                                                                                   ---------       ---------
Related party borrowings.....................................................        247,070           8,731
Long-term obligations under capital leases...................................            589           1,202
Long-term debt, net of current maturities....................................            720         181,031
Other liabilities............................................................          4,214           3,678
Commitments and contingencies
Stockholders' Equity:
     Preferred stock, $.001 par value per share, 5,000 shares authorized,
     none issued and outstanding at December 31, 2000 and 1999...............             --              --


  Common Stock
     SNC, $.001 par value per share, 320,000 shares authorized, 73,862 and
     75,791 shares issued and outstanding at December 31, 2000 and 1999,
     respectively............................................................             74              76
     Circle.com, $.001 par value per share, 80,000 shares authorized, 23,700 and 23,660 shares issued and outstanding at December 31, 2000 and 1999,
     respectively............................................................             24              24
  Additional paid-in capital.................................................        520,251         530,638
  Deferred compensation......................................................           (637)         (2,220)
  Treasury stock, at cost, 1,010 Circle.com shares at December 31,
     2000 and 4,659 SNC shares and 1,045 Circle.com shares at December 31,
     1999....................................................................        (18,516)        (81,974)
  Accumulated other comprehensive income (loss)..............................         (6,257)         (2,434)
  Retained deficit...........................................................       (291,240)       (172,592)
                                                                                   ---------       ---------
       Total stockholders' equity............................................        203,699         271,518
                                                                                   ---------       ---------

       Total liabilities and stockholders' equity............................      $ 762,676       $ 785,785
                                                                                   =========       =========

The accompanying notes are an integral part of this consolidated balance sheet.

                          SNYDER COMMUNICATIONS, INC.
                                 (See Note 1)

                     CONSOLIDATED STATEMENT OF OPERATIONS
                   (in thousands, except per share amounts)

                                                                                           For the Years Ended December 31,
                                                                                      ----------------------------------------
                                                                                         2000           1999           1998
                                                                                      -----------   ------------   -----------
Net revenues.......................................................................   $  719,043      $ 638,480      $ 493,803
Operating expenses:
    Cost of services...............................................................      513,503        434,823        324,094
    Selling, general and administrative expenses...................................      212,976        130,747         95,248
    Merger, recapitalization and related costs.....................................       92,813         23,395         39,514
                                                                                      ----------      ---------      ---------
Income (loss) from operations......................................................     (100,249)        49,515         34,947
Interest expense, including amounts to related parties of $5,135, $500
 and $541 for the years ended December 31, 2000, 1999 and 1998,respectively........      (17,560)        (5,795)        (1,753)
Investment income, including amounts from related parties of $34
 for the year ended December 31, 2000..............................................        5,118          2,873          3,638
Loss on disposition................................................................      (12,376)            --             --
                                                                                      ----------      ---------      ---------
Income (loss) from continuing operations before income taxes.......................     (125,067)        46,593         36,832
Income tax provision  (benefit)....................................................       (6,665)        29,495         15,472
                                                                                      ----------      ---------      ---------
Income (loss) from continuing operations...........................................     (118,402)        17,098         21,360
Income (loss) from discontinued operations (net of income taxes)...................           --        (11,562)         1,446
                                                                                      ----------      ---------      ---------
            Net income (loss)......................................................   $ (118,402)     $   5,536      $  22,806
                                                                                      ==========      =========      =========
SNC:

Historical net income (loss) per share (Notes 3 and 13):
    Basic net income (loss) per share:
        Continuing operations......................................................   $    (1.05)     $    0.40      $    0.31
        Discontinued operations....................................................           --          (0.16)          0.02
                                                                                      ----------      ---------      ---------
    Total basic net income (loss) per share........................................   $    (1.05)     $    0.24      $    0.33
                                                                                      ==========      =========      =========

    Diluted net income (loss) per share:

        Continuing operations......................................................   $    (1.05)     $    0.39      $    0.30
        Discontinued operations....................................................           --          (0.16)          0.02
                                                                                      ----------      ---------      ---------
    Total diluted net income (loss) per share......................................   $    (1.05)     $    0.23      $    0.32
                                                                                      ==========      =========      =========
Pro forma net income (loss) per share (unaudited) (Notes 3 and 13) Basic net income (loss) per share:

        Continuing operations......................................................   $      N/A      $    0.41      $    0.27
                                                                                      ==========      =========      =========
    Diluted net income (loss) per share:

        Continuing operations......................................................   $      N/A      $    0.40      $    0.26
                                                                                      ==========      =========      =========
Circle.com:
Historical net loss per share (Notes 3 and 13)
    Basic and diluted net loss per share...........................................   $    (1.89)     $   (0.59)     $      --
                                                                                      ==========      =========      =========
Pro forma net income (loss) per share (unaudited)  (Notes 3 and 13)
    Basic net income (loss) per share..............................................          N/A            N/A      $    0.01
                                                                                      ==========      =========      =========
    Diluted net income (loss) per share............................................          N/A            N/A      $    0.01
                                                                                      ==========      =========      =========

       The accompanying notes are an integral part of this consolidated statement of operations.

                          SNYDER COMMUNICATIONS, INC.
    CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY AND COMPREHENSIVE INCOME
                                (in thousands)

                                                                      SNC    Circle.com  Circle.com
                                                         SNC        Common     Common      Common   Additional Retained  Deferred
                                                        Common       Stock     Stock     Stock Par   Paid-In   Earnings  Compensa-
                                                     Stock Shares  Par Value   Shares      Value     Capital   (Deficit)   tion
                                                     ------------  --------- ---------   ---------  --------   --------- --------
                                                                                              (in thousands, except share data)
Balance, December 31, 1997.......................      67,950,000   $68      16,987,500     $17     $180,069  $(19,828)        --
  Distributions and dividends....................              --    --              --      --           --    (7,316)        --
  Net proceeds from secondary stock
    issuances....................................         500,000    --         125,000      --       17,329        --         --
  Exercise of stock options and subsidiary
    stock appreciation rights....................       1,094,000     1         273,500      --       32,259        --         --
  Issuance of shares for purchase of
    subsidiaries and property. ..................       1,906,000     2         476,500       1       59,664        --         --
  Foreign currency translation adjustment........              --    --              --      --           --        --         --
  Unrealized loss on marketable securities.......              --    --              --      --           --        --         --
  Purchases and retirements of treasury
    stock........................................      (1,152,000)   (1)       (288,000)     --       (2,471)  (17,617)        --
  Reissuance of treasury stock...................       1,064,000     1         266,000      --        7,065        --         --
  Reclassification of redeemable ESOP stock......              --    --              --      --           --     2,319         --
  Tax benefit from taxable merger
    transactions.................................              --    --              --      --       76,927        --         --
  Issuance of warrants by acquired
    subsidiary...................................              --    --              --      --          219        --         --
  Shares and options issued by acquired
    subsidiaries as compensation.................         118,000    --          29,500      --        4,035        --         --
  Net income.....................................              --    --              --      --           --    22,806         --
                                                       ----------  ----      ----------     ---      -------   -------        ---
Comprehensive income.............................
Balance, December 31, 1998.......................      71,480,000    71      17,870,000      18      375,096   (19,636)        --
  Exercise of stock options......................         681,000     1              --      --      16,942         --         --
  Issuance of shares for purchase of
    subsidiaries and property....................       3,573,000     4       5,623,000       6      143,509        --         --
  Foreign currency translation adjustment........              --    --              --      --           --        --         --
  Unrealized loss on marketable securities.......              --    --              --      --           --        --         --
  Reclassification of redeemable ESOP stock......              --    --              --      --           --     2,960         --
  Tax benefit for taxable merger
    transactions.................................              --    --              --      --          972        --         --
  Purchase of treasury stock.....................              --    --              --      --           --        --         --
  Issuance of restricted stock...................          57,000    --         167,000      --        2,399        --     (2,220)
  Distribution of Ventiv Health to stockholders..              --    --              --      --           --  (161,452)        --
  Reissuance of treasury stock...................              --    --              --      --       (7,739)       --         --
  Loan to employees for purchases of stock.......              --    --              --      --         (541)       --         --
  Net income ....................................              --    --              --      --           --     5,536         --
                                                       ----------  ----      ----------     ---      -------   -------        ---
  Comprehensive income...........................
Balance December 31, 1999........................      75,791,000    76      23,660,000      24      530,638  (172,592)    (2,220)

                                                                       Accumulated
                                                                          Other
                                                         Treasury     Comprehensive                 Comprehensive
                                                          Stock        Income (Loss)      Total     Income (Loss)
                                                         --------     --------------     -------    -------------
Balance, December 31, 1997.......................        $(42,705)          $640        $118,261              --
  Distributions and dividends....................              --             --          (7,316)             --
  Net proceeds from secondary stock
    issuances....................................              --             --          17,329              --
  Exercise of stock options and subsidiary
    stock appreciation rights....................              19             --          32,279              --
  Issuance of shares for purchase of
    subsidiaries and property....................              --             --          59,667              --
  Foreign currency translation adjustment........              --          1,242           1,242           1,242
  Unrealized loss on marketable securities.......              --            (53)            (53)            (53)
  Purchases and retirements of treasury
    stock........................................          14,742             --          (5,347)             --
  Reissuance of treasury stock...................          27,944             --          35,010              --
  Reclassification of redeemable ESOP stock......              --             --           2,319              --
  Tax benefit from taxable merger
    transactions.................................              --             --          76,927              --
  Issuance of warrants by acquired
    subsidiary...................................              --             --             219              --
  Shares and options issued by acquired
    subsidiaries as compensation.................              --             --           4,035              --
  Net income.....................................
                                                               --             --          22,806          22,806
  Comprehensive income...........................        --------      ---------        --------       ---------
                                                                                                       $  23,995
                                                                                                       =========

Balance, December 31, 1998.......................              --          1,829         357,378              --
  Exercise of stock options......................           3,823             --          20,766              --
  Issuance of shares for purchase of
    subsidiaries and property....................              --             --         143,519              --
  Foreign currency translation adjustment........              --         (5,525)         (5,525)         (5,525)
  Unrealized loss on marketable securities.......              --             (7)             (7)             (7)
  Reclassification of redeemable ESOP stock......              --             --           2,960              --
  Tax benefit for taxable merger
    transactions.................................              --             --             972              --
  Purchase of treasury stock.....................        (108,081)            --        (108,081)             --
  Issuance of restricted stock...................              --             --             179              --
  Distribution of Ventiv Health to stockholders..              --          1,269        (160,183)          2,260
  Reissuance of treasury stock...................          22,284             --          14,545              --
  Loan to employees for purchases of stock.......              --             --            (541)             --
  Net income.....................................
  Comprehensive income...........................              --             --           5,536           5,536
                                                         --------       --------         -------       ---------
                                                                                                       $   2,264
                                                                                                       =========

Balance December 31, 1999........................         (81,974)        (2,434)        271,518

                          SNYDER COMMUNICATIONS, INC.
    CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY AND COMPREHENSIVE INCOME
                                (in thousands)

                                                                    SNC                     Circle.com
                                                     SNC          Common       Circle.com     Common     Additional    Retained
                                                    Common         Stock         Common      Stock Par     Paid-In     Earnings
                                                 Stock Shares    Par Value    Stock Shares     Value       Capital     (Deficit)
                                                -------------    ---------    ------------   ---------   ----------   ----------

  Exercise of stock options................           375,000           --              --          --       17,116           --
  Issuance of shares for purchase of
    subsidiaries and property..............                --           --         121,000          --        1,674           --
  Foreign currency translation adjustment..                --           --              --          --           --           --
  Other....................................          (152,000)          --         (81,000)         --          222         (246)
  Retirement of treasury stock.............        (2,152,000)          (2)             --          --      (29,399)          --
  Amortization of restricted stock.........                --           --              --          --           --           --
  Net Loss ................................                --           --              --          --           --     (118,402)
                                                -------------    ---------    ------------   ---------   ----------   ----------
  Comprehensive loss.......................

Balance December 31, 2000..................        73,862,000    $      74      23,700,000   $      24   $  520,251   $ (291,240)
                                                =============    =========    ============   =========   ===========  ==========

                                                                             Accumulated
                                                                                Other
                                                 Deferred       Treasury    Comprehensive
                                               Compensation      Stock      Income (Loss)       Total      Income (Loss)
                                               ------------     --------    -------------    --------      ------------
  Exercise of stock options................             --        34,057               --      51,173                --
  Issuance of shares for purchase of
    subsidiaries and property..............             --            --               --       1,674                --
  Foreign currency translation adjustment..             --            --           (3,823)     (3,823)           (3,823)
  Other....................................             --            --               --         (24)               --
  Retirement of treasury stock.............             --        29,401               --          --                --
  Amortization of restricted stock.........          1,583            --               --       1,583                --
  Net Loss ................................             --            --               --    (118,402)         (118,402)
                                                                                                           ------------
  Comprehensive loss.......................                                                                  $ (122,225)
                                                                                                           ============
                                               ------------     --------    -------------    --------
Balance December 31, 2000..................          $(637)     $(18,516)         $(6,257)   $203,699
                                               ============     ========   ==============    ========

 The accompanying notes are an integral part of this consolidated statement of stockholders' equity and comprehensive income.

                          SNYDER COMMUNICATIONS, INC.
                                 (See Note 1)

                     CONSOLIDATED STATEMENT OF CASH FLOWS
                                (in thousands)

                                                                    For the Years Ended December 31,
                                                                 -------------------------------------
                                                                    2000          1999        1998
                                                                 ----------    ----------  -----------
  Cash flows from operating activities of continuing
     operations:
       Income (loss) from continuing operations................  $ (118,402)   $   17,098  $    21,360
       Adjustments to reconcile net income (loss) from
          continuing operations to net cash (used in)
          provided by operating activities of continuing
          operations:
            Depreciation and amortization......................      49,526        28,566       17,527
            Write-off of goodwill - closure of business
               unit............................................      25,914            --           --
            Noncash expense for stock issuance.................          --        14,274           --
            Noncash expense for restricted stock and
            option vesting.....................................       1,583           179        1,862
            Deferred taxes.....................................      (8,810)         (235)     (13,327)
            Loss on disposal of assets.........................      12,428         2,256          600
            Other noncash amounts..............................        (150)           (2)          (9)
       Changes in assets and liabilities:
            Accounts receivable, net...........................       1,115        (6,442)      (1,433)
            Receivables from pass-through costs................      (3,550)      (27,296)      (8,794)
            Related party receivables..........................         585          (446)       1,238
            Unbilled services..................................      (4,120)        4,635       (7,175)
            Deposits and other assets..........................       4,247        (3,185)       2,592
            Other current assets...............................      (7,635)       (3,886)         632
            Accrued payroll, accounts payable and
               accrued expenses................................       5,840        40,931       13,577
            Client advances....................................       4,007        (1,038)      (2,137)
            Unearned revenue...................................      (1,519)        1,035          (18)
                                                                 ----------    ----------  -----------
            Net cash (used in) provided by operating
               activities of continuing operations.............     (38,941)       66,444       26,495
                                                                 ----------    ----------  -----------
  Cash flows from investing activities of continuing
     operations:
       Purchase of subsidiaries, net of cash acquired..........      (5,022)      (15,806)     (14,408)
       Purchase of property and equipment......................     (42,042)      (31,083)     (35,647)
       Net sales of marketable securities......................          --           612          575
       Purchase of intangible assets...........................      (3,774)       (7,974)      (1,480)
       Note and net advances to stockholders of acquired
       subsidiaries............................................          --            --          942
                                                                 ----------    ----------  -----------
       Net cash used in investing activities of
        continuing operations..................................     (50,838)      (54,251)     (50,018)
                                                                 ----------    ----------  -----------

       The accompanying notes are an integral part of this consolidated statement of cash flows.

                          SNYDER COMMUNICATIONS, INC.
                                 (See Note 1)

                     CONSOLIDATED STATEMENT OF CASH FLOWS
                                (in thousands)

                                                                            For the Years Ended December 31,
                                                                           ---------------------------------
                                                                              2000      1999         1998
                                                                           ---------  ---------    ---------
Cash flows from financing activities of continuing operations:

    Loans (repayments) to employees for purchase of stock...............         149       (541)          --
    Distributions and dividends.........................................          --         --       (6,161)
    Proceeds from related party loan, net...............................     233,873         --           --
    Net borrowings (repayments) on lines of credit and other debt.......    (180,939)    45,449      (16,318)
    Repayment of long-term notes payable to limited partners and
      others............................................................      (1,200)       (70)      (1,740)
    Payments on capital lease obligations...............................      (1,219)    (1,933)      (2,087)
    Proceeds from exercise of options...................................      40,664     17,683       21,053
    Proceeds from stock issuances.......................................          --         --       52,339
    Proceeds from employee stock purchase plan..........................         722        270           --
    Purchase and retirement of treasury stock...........................          --         --       (5,347)
                                                                           ---------  ---------    ---------
        Net cash provided by financing activities of continuing
          operations....................................................      92,050     60,858       41,739
    Effect of exchange rate changes.....................................        (403)      (832)         679
                                                                           ---------  ---------    ---------
    Net increase in cash and equivalents of continuing operations.......       1,868     72,219       18,895
    Investments and advances to discontinued operations.................          --    (30,596)     (42,753)
    Cash and equivalents, beginning of period...........................      89,554     47,931       71,789
                                                                           ---------  ---------    ---------
    Cash and equivalents, end of period.................................
                                                                           $  91,422  $  89,554    $  47,931
                                                                           =========  =========    =========
Disclosure of supplemental cash flow information:
    Cash paid for interest .............................................      17,984      3,002        2,681
    Cash paid for income taxes..........................................       7,966     29,493       13,811
Disclosure of noncash activities:
    Equipment purchased under capital leases............................          --         --        1,693
    Issuance of shares of common stock for purchase of
      subsidiaries......................................................       1,674    143,519       54,443
    Issuance of note for purchase of treasury stock.....................          --         --        5,242
    Distribution of non-operating assets and distribution
      payable by subsidiary.............................................          --         --        1,155
    Issuance of common stock related to stock appreciation rights.......          --         --        3,484
    Tax benefit from exercise of stock options..........................       9,860      3,083        7,742
    Issuance of common stock for conversion of subsidiary debt..........          --         --        1,741
    Acquisition of property and assumption of debt for common
      stock.............................................................          --         --        1,945
    Issuance of notes for purchase of subsidiary........................          --         --        1,350
    Tax benefit from taxable merger transactions........................          --        972       76,927
    Treasury stock acquired through the assumption of debt..............          --    108,081           --
    Distribution of Ventiv Health to stockholders.......................          --    119,727           --
    Assumption of debt for the acquisition of subsidiaries..............          --     23,349           --

  The accompanying notes are an integral part of this consolidated statement of cash flows.

                          SNYDER COMMUNICATIONS, INC.

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.   Organization, Basis of Presentation and Business:

   Organization

     Snyder Communications, Inc., a Delaware corporation ("Snyder
Communications"), was incorporated on June 25, 1996, to continue the business operations of Collegiate Marketing and Communications, L.P., which was founded in 1988. Snyder Communications completed an initial public offering of its common stock on September 24, 1996.

     On June 22, 1999, the Board of Directors of Snyder Communications approved a plan to effect the distribution (the "Distribution") of Snyder Communications' discontinued healthcare services business which was spun off to Snyder Communications' stockholders on September 27, 1999 through a special dividend of one share of common stock of a newly formed subsidiary, Ventiv Health, Inc., ("Ventiv Health") for every three shares of existing common stock of Snyder Communications. Accordingly, the operating results of the healthcare services business are presented as discontinued operations for the period prior to the spin-off.

     On October 22, 1999, Snyder Communications completed a recapitalization (the "Recapitalization") in which the existing Snyder Communications common stock was replaced by two new series of common stock: the Circle.com common stock and the SNC common stock. The Circle.com common stock separately tracks the performance of Snyder Communications' Internet professional services business unit. The SNC common stock separately tracks the performance of the remaining businesses of Snyder Communications which it refers to as its SNC business unit, and a retained interest in Circle.com. Each share of existing common stock of Snyder Communications was converted at the time of the Recapitalization into one share of SNC common stock and .25 of a share of Circle.com common stock.

     On September 26, 2000, Havas Advertising, a global advertising and communications company organized under the laws of France, acquired all of the issued and outstanding shares of Snyder Communications SNC common stock through the merger of one of its wholly-owned subsidiaries into Snyder Communications (the "SNC Merger"). In the SNC Merger, shares of existing SNC common stock were exchanged for Havas Advertising American Depository Shares. As a result of the SNC Merger, Havas Advertising owns all of the Snyder Communications SNC common stock and Snyder Communications has become a majority-owned subsidiary of Havas Advertising. The Circle.com common stock was not affected by the SNC Merger and remained outstanding following the SNC Merger. See Note 21.

     The SNC common stock, which is 100% owned by Havas Advertising, and the Circle.com common stock constitute the common stock of Snyder Communications, and the issuance of these classes of stock did not result in any transfer of assets or liabilities of Snyder Communications or any of its affiliates. Snyder Communications initially issued 80% of the equity value attributed to Circle.com. The remaining 20% equity value attributed to Circle.com initially constituted SNC's "retained interest" in Circle.com. The SNC retained interest decreased to 16.5% at December 31, 2000 as a result of the issuance of additional shares of Circle.com common stock following the Recapitalization. The retained interest in Circle.com is represented by a number of shares of Circle.com common stock that Snyder Communications could issue for the account of SNC in respect of the retained interest. 17,885,018 Circle.com shares were issued in the Recapitalization (which was based on the number of shares of Snyder Communications common stock outstanding on October 22, 1999), 4,471,254 shares could have been issued to SNC in respect of the retained interest. However, the retained interest has no voting rights and no actual shares of Circle.com

                          SNYDER COMMUNICATIONS, INC.

common stock are outstanding in respect of the retained interest. If any dividends or distributions are made on the Circle.com common stock, a portion of the dividends or distributions equal to the percentage of Circle.com's equity value represented by this retained interest will be retained by Snyder Communications for the benefit of the holder of the SNC common stock. These amounts may be used in the SNC business or distributed as dividends on the SNC common stock.

     The percentage of Circle.com's equity value represented by the retained interest will change in the future if the total number of outstanding shares of Circle.com common stock changes or if transfers of cash or other property between SNC and Circle.com occur that are accounted for as either capital contributions to Circle.com or as a return of capital by Circle.com. For example, if the number of outstanding shares of Circle.com common stock increases, or if a transfer of cash or other property from Circle.com to SNC occurs that is accounted for as a return of capital to SNC, the retained interest will be reduced. Conversely, if the number of outstanding shares of Circle.com common stock decreases, or if a transfer of cash or other property from SNC to Circle.com occurs that is accounted for as a capital contribution to Circle.com, the retained interest will be increased. Adjustments to the retained interest based on transfers of cash or other property between the groups will be made based on the market value of the Circle.com common stock on the date of the transfer. There is no maximum or minimum limitation on the size of SNC's retained interest in Circle.com.

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

     Snyder Communications' amended and restated certificate of incorporation permits Snyder Communications to pay dividends on the SNC common stock out of assets of Snyder Communications legally available for the payment of dividends under Delaware law, but the total amount paid as dividends cannot exceed the available dividend amount for SNC.

     Snyder Communications' amended and restated certificate of incorporation permits Snyder Communications to pay dividends on Circle.com common stock, and to transfer corresponding amounts to SNC in respect of its retained interest in Circle.com, out of the assets legally available for payment of dividends under Delaware law. However, the total amount paid as dividends, plus the corresponding amounts transferred to SNC in respect of SNC's retained interest in Circle.com, cannot exceed the available dividend amount for

                          SNYDER COMMUNICATIONS, INC.

Circle.com. The amended and restated certificate of incorporation provides that the available dividend amount for SNC and Circle.com, respectively, at any time is the amount that would then be legally available for payment of dividends on SNC common stock and Circle.com common stock under Delaware law as if SNC were a separate Delaware corporation and Circle.com were a separate Delaware corporation. The amount legally available for payment of dividends is generally limited to the total assets of the corporation less its total liabilities less the aggregate par value of the outstanding shares of its common stock and preferred stock. At the time of any dividend on the outstanding shares of Circle.com common stock, SNC will be credited, and Circle.com will be charged, a corresponding amount in respect of SNC's retained interest in Circle.com.

    Basis of Presentation

     Throughout 1998, Snyder Communications completed acquisitions that were accounted for as poolings of interests for financial reporting purposes. The entities with which Snyder Communications has entered into mergers accounted for as poolings of interests for financial reporting purposes will be collectively referred to as the "Pooled Entities," and their mergers will be referred to herein as the "Acquisitions." The accompanying consolidated financial statements have been retroactively restated to reflect the combined financial position and combined results of operations and cash flows of Snyder Communications and the Pooled Entities, after elimination of all significant intercompany transactions, for all periods presented, giving effect to the Acquisitions as if they had occurred at the beginning of the earliest period presented. Certain amounts previously presented have been reclassified to conform to the December 31, 2000 presentation. The consolidated balance sheets for all periods presented give effect to the conversion of the shares of the Pooled Entities' common stock into 19,643,112 shares of SNC common stock and 4,910,778 shares of Circle.com common stock. During 1999 and 1998, Snyder Communications also made several acquisitions that have been accounted for as purchase business combinations. There were no purchase business combinations in 2000.

     Havas Advertising will account for the acquisition of Snyder Communications as a purchase in its United States GAAP financial statements. Because Havas Advertising acquired less than 95% of the voting interest in Snyder Communications as a result of the SNC Merger, push-down accounting is not reflected in the Snyder Communications financial statements.

    Discontinued Operations

     Snyder Communications' consolidated financial statements reflect the operating results of the healthcare services business, which was spun off to Snyder Communications' stockholders on September 27, 1999, as discontinued operations (see Note 14). The healthcare services operating results up to the date of the spin-off are reflected in the accompanying consolidated statement of operations as income (loss) from discontinued operations. The accompanying notes, except Note 14, relate only to the continuing operations of Snyder Communications.

    Business

     Snyder Communications provides fully integrated marketing solutions for its clients and characterizes its service offerings into two types: direct marketing, advertising and communications services and Internet professional services. The direct marketing, advertising and communications services are provided by SNC through its Brann Worldwide, Bounty SCA Worldwide and Arnold Worldwide networks. The Internet professional services are provided by Circle.com. During 1998, Snyder Communications issued 8,604,293 shares of SNC common stock and 2,151,073 shares of Circle.com common stock in pooling of interests transactions with companies in the direct marketing, advertising and communications industry (giving effect to the Recapitalization as though it had occurred at the beginning of 1997). Of the total SNC and

                          SNYDER COMMUNICATIONS, INC.

Circle.com common stock shares issued in pooling of interests transactions, 6,545,928 SNC shares and 1,636,483 Circle.com shares were issued to companies that operate through Brann Worldwide, 8,983,714 SNC shares and 2,245,929 Circle.com shares were issued to companies that operate through Bounty SCA Worldwide and 3,489,539 SNC shares and 872,385 Circle.com shares were issued to companies that operate through Arnold Worldwide. Snyder Communications' operations are conducted throughout the United States, Canada, the United Kingdom and continental Europe.

     The following details revenues and net income (loss) from continuing operations for each of the years ended December 31, 2000, 1999, and 1998, of Snyder Communications and the Pooled Entities through the dates of their respective Acquisitions:

                                                              For the Years Ended December 31,
                                                           -------------------------------------
                                                              2000          1999         1998
                                                           ----------     --------    ----------
                                                                       (in thousands)
Net revenues:
     Snyder Communications................................    $719,043     $638,480     $402,688
     Pooled Entities......................................          --           --       91,115
                                                             ----------   ----------   ----------
                                                              $719,043     $638,480     $493,803
                                                             ==========   ==========   ==========
Income (loss) from continuing operations:
     Snyder Communications................................   $(118,402)     $17,098    $  32,206
     Pooled Entities......................................          --           --      (10,846)
                                                             ----------   ----------   ----------
                                                             $(118,402)     $17,098    $  21,360
                                                             ==========   ==========   ==========

     During 1998, Snyder Communications completed several purchase business combinations for total consideration paid of approximately $5.6 million (152,411 shares of Snyder Communications common stock and $438,750 in cash). The excess of the purchase price over the fair value of the net assets acquired in purchase business combinations resulted in additional goodwill of approximately $6.6 million.

     During 1999, Snyder Communications completed several purchase business combinations for total consideration paid of approximately $155.8 million (2,882,250 shares of Snyder Communications common stock, 4,555,217 shares of Circle.com common stock, and $31.3 million of cash). The excess of the purchase price over the fair value of the net assets acquired in the purchase business combinations resulted in additional goodwill of $158.7 million. Snyder Communications did not complete any purchase transactions in 2000.

     The following table presents pro forma financial information as if the 1999 and 1998 purchase business combinations had been consummated at the beginning of each of the periods presented and all of Snyder Communications' operations had been taxed as a C corporation.

                                                                         For the Years Ended
                                                                             December 31,
                                                                  ----------------------------------
                                                                            (unaudited)

                                                                         1999               1998
                                                                         ----               ----
Pro forma revenues (in thousands)...........................             $671,946           $ 574,368
Pro forma net income (in thousands) ........................             $  7,075           $  21,793
Pro forma SNC basic net income per share ...................             $   0.31           $    0.30
Pro forma SNC diluted net income per share .................             $   0.30           $    0.29
Pro forma Circle.com basic and diluted net loss per share ..             $  (0.69)          $   (0.14)

                          SNYDER COMMUNICATIONS, INC.

   Business Considerations

     There are important risks associated with Snyder Communications' business and financial results. These risks include (i) Snyder Communications' reliance on significant clients (see Note 2); (ii) Snyder Communications' ability to sustain and manage future growth; (iii) Snyder Communications' ability to manage and successfully integrate the businesses it has acquired and may acquire in the future; (iv) Snyder Communications' ability to successfully manage its international operations; (v) the potential adverse effects of fluctuations in foreign exchange rates; (vi) Snyder Communications' dependence on industry trends toward outsourcing of marketing services; (vii) the risks associated with Snyder Communications' reliance on technology and the risk of business interruption resulting from a temporary or permanent loss of such technology;
(viii) the entrance of new competitors with greater resources than Snyder Communications; and (ix) Snyder Communications' ability to recruit and retain qualified personnel.

2.   Significant Clients:

     Snyder Communications had no clients that represented more than 7.0% of total revenues for the years ended December 31, 2000 and 1999, and one client that represented 10.4% of total revenues for the year ended December 31, 1998.

3.    Summary of Significant Accounting Policies:

   Cash and Equivalents

     Cash and equivalents are comprised principally of amounts in operating accounts, money market investments and other short-term instruments, stated at cost, which approximate market value, with original maturities of three months or less.

   Receivables From Pass-Through Costs

     Receivables from pass-through costs relate to services purchased from third parties, on behalf of clients, for which no revenue is recorded.

   Property and Equipment

     Property and equipment is stated at cost. Snyder Communications depreciates furniture, fixtures and office and telephone equipment on a straight-line basis over three to ten years; computer equipment over two to five years and buildings over forty years. Leasehold improvements are amortized on a straight-line basis over the shorter of the term of the lease or the estimated useful lives of the improvements.

     When assets are retired or sold, the cost and related accumulated depreciation and amortization are removed from the accounts, and any gain or loss is reflected in income.

   Revenue Recognition

     SNC--SNC provides direct marketing, advertising and communications services for its clients, including database management, creative design, direct response marketing, WallBoard(R) information displays, sampling programs, print production, field sales, teleservices, advertising, public relations and media placements. Revenues are recognized as services are rendered in accordance with the terms of the contracts when they are realized or realizable and earned. Some of the contracts include media, production, postage and other items purchased by Snyder Communications as an agent on behalf of its clients. For these contracts, Snyder Communications records as revenue the net billings to its clients.

                          SNYDER COMMUNICATIONS, INC.

     Circle.com--Revenues from Internet professional services are recognized based on the nature of the contract when they are realized or realizable and earned. Revenues from fixed price contracts are recognized using the proportional performance method based on the ratio of costs incurred to total estimated costs. Revenue from time-and-materials contracts are recognized as time and expenses are incurred.

     Unbilled receivables are amounts due from customers for services performed but not yet billed. Unearned revenue is revenue collected in advance that is not earned and will be recognized in future periods as it is earned through the performance of services. Client advances are deposits or funds received in advance from clients for payments to be made to third parties on behalf of clients.

   Goodwill and Other Intangible Assets

     Goodwill equal to the fair value of consideration paid in excess of the fair value of net assets purchased has been recorded in conjunction with several of Snyder Communications' purchase business combinations and is being amortized on a straight-line basis over periods of four to thirty years.

     The costs of customer lists that were acquired in conjunction with some of Snyder Communications' purchase business combinations are amortized on a straight-line basis over seven years. The contractual covenants are amortized over the term of the related agreements, which is two to five years.

     Costs of purchased lists are amortized on a straight-line basis over their estimated useful lives, generally one to five years. Snyder Communications determines the useful lives of its lists based upon the estimated period of time such lists are marketable. Snyder Communications periodically reviews the marketability of its lists and, accordingly, their respective estimated useful lives.

     The costs of licenses to use, reproduce and distribute lists are amortized on a straight-line basis over the term of the related license agreement.

     When conditions or events occur that management believes might indicate that the goodwill or any other intangible asset is impaired, an analysis of estimated future undiscounted cash flows is undertaken to determine if any write down in the carrying value of the asset is required. During the year ended December 31, 2000, Snyder Communications determined that $25.9 million of goodwill had become impaired as a result of the decision to close a Circle.com business unit acquired in 1999. As a result, Snyder Communications recorded a $25.9 million charge to write-off the goodwill which is included in selling, general and administrative expense in the accompanying consolidated statement of operations for the year-ended December 31, 2000. The analysis of estimated future undiscounted cash flows showed that no further impairment of goodwill existed as of December 31, 2000. The preparation of projections of future undiscounted cash flows involves the use of a combination of available facts, data, assumptions and judgment. It is therefore possible that actual results may differ significantly from the projections used to conclude that no further impairment of goodwill existed at December 31, 2000. If actual results are significantly worse than the projections developed, it is possible that Snyder Communications could conclude in the future that an additional amount of goodwill is impaired.

   Income Taxes

     Prior to their merger with Snyder Communications, some of the U.S.-based Pooled Entities were treated as S corporations or limited liability companies for income tax purposes. Accordingly, no provision for federal or state income taxes, except in states that do not recognize S corporations or limited liability companies, has been made for these entities through the date of their mergers with Snyder Communications in the accompanying consolidated financial statements.

                          SNYDER COMMUNICATIONS, INC.

     Snyder Communications' subsidiaries with operations in the United Kingdom and continental Europe pay taxes in their respective countries, on a corporate level similar to a C corporation in the United States.

Unaudited Pro Forma Income (Loss) Data

     The unaudited pro forma net income (loss) amounts include a provision for federal and state income taxes as if Snyder Communications had been a taxable C corporation for all periods presented. The shares used in computing pro forma net income (loss) per share assume that the Recapitalization and the Acquisitions had occurred at the beginning of each of the periods presented, reflect the issuance of additional shares as a result of issuances of stock, the exercise of stock options, and the repurchase of outstanding shares by subsidiaries of Snyder Communications prior to their mergers with Snyder Communications. The pro forma effective income tax rate on Snyder Communications' recurring operations reflects the combined federal, state and foreign income taxes of approximately 61.1%, and 49.2%, for the years ended December 31, 1999 and 1998, respectively. There were no pooled transactions in 2000.

     The table below presents this pro forma calculation of net income (loss):


                                                              For the Years Ended
                                                                  December 31,
                                                           -----------------------
                                                              1999         1998
                                                           ----------    ---------
                                                                (in thousands)
Pro forma net income (loss) data (unaudited):
Historical income (loss) from continuing operations
   Before income taxes..................................   $  46,593     $  36,832
Pro forma provision (benefit) for income taxes .........      28,462        18,133
                                                           ----------    ----------
Pro forma income (loss) from continuing operations......   $  18,131     $  18,699
                                                           ==========    ==========

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

     Upon effectiveness of the Recapitalization on October 22, 1999, earnings per share of common stock is presented separately for SNC common stock and Circle.com common stock using the two-class method in accordance with SFAS No.
128. The two-class method is an earnings allocation formula that determines the earnings per share for each class of common stock according to participation rights in undistributed earnings. For SNC common stock, earnings per share is calculated using earnings applicable to the SNC common stockholders, which includes SNC's retained interest in Circle.com. For Circle.com common stock, earnings per share is calculated using earnings applicable to Circle.com, which excludes earnings allocable to SNC's retained interest.

         SNC Net Income (Loss) Per Share. For all periods presented, basic EPS has been computed using the shares of SNC common stock that would have been outstanding in all prior periods assuming the Recapitalization occurred at the earliest date presented in accordance with SFAS No. 128. The shares of SNC common stock used to calculate basic EPS in the fourth quarter of 1999 is based on a conversion of

                          SNYDER COMMUNICATIONS, INC.

Snyder Communications common stock into SNC common stock from October 1, 1999 through the date of the Recapitalization and the actual SNC common stock activity from the date of the Recapitalization through the end of the year. For all periods presented, diluted EPS has been computed using the incentive stock options, nonqualified stock options, restricted stock awards and stock appreciation rights of SNC that would have been outstanding in all prior periods assuming the Recapitalization of Snyder Communications occurred at the earliest date presented in accordance with SFAS No. 128. Earnings per share is calculated using 100% of the income from continuing operations, discontinued operations and net income of SNC as well as SNC's retained interest in Circle.com. The following table summarizes the information required to calculate earnings per share for SNC for all periods presented:

                                                               For the Years Ended December 31,
                                                            -------------------------------------
                                                                2000         1999         1998
                                                            -----------   -----------  ----------
                                                                        (in thousands)
SNC income (loss) from continuing operations............    $ (67,259)    $  31,488    $  21,362
Loss related to retained interest in Circle.com.........       (8,455)       (2,739)         --
                                                            -----------   -----------  ----------
                                                              (75,714)       28,749       21,362
                                                            -----------   -----------  ----------
SNC income (loss) from discontinued operations..........           --       (11,562)       1,446
                                                            -----------   -----------  ----------
Net income (loss) attributed to SNC shareholders .......    $ (75,714)    $  17,187    $  22,808
                                                            ===========   ===========  ==========

         Circle.com Net Loss Per Share. For all periods presented, basic EPS has been computed using the shares of Circle.com common stock that would have been outstanding in all prior periods assuming the Recapitalization occurred at the earliest date presented in accordance with SFAS No. 128. The shares of Circle.com common stock used to calculate basic EPS in the fourth quarter of 1999 is based on a conversion of Snyder Communications common stock into Circle.com common stock from October 1, 1999 through the date of the Recapitalization and the actual Circle.com common stock activity from the date of the Recapitalization through the end of the year. The outstanding shares of Circle.com common stock do not include any shares attributable to SNC's retained interest. Earnings per share is computed using the net loss attributable to the Circle.com common stockholders. The following table summarizes the information required to calculate earnings per share for Circle.com for all periods presented:

                                                             For the Years Ended December 31,
                                                           -----------------------------------
                                                               2000       1999        1998
                                                           ----------- ----------- -----------
                                                                     (in thousands)
Circle.com net loss.....................................    $(51,143)   $(14,390)   $      (2)
Loss attributable to SNC's retained interest............      (8,455)      (2,739)          --
                                                           ----------- ----------- -----------
Net income (loss) attributed to Circle.com shareholders.    $(42,688)   $(11,651)   $      (2)
                                                           =========== =========== ===========

         Pro Forma SNC Net Income (Loss) Per Share. The unaudited pro forma net income (loss) amounts include a provision for federal and state income taxes as if SNC had been a taxable C corporation for all periods presented. For all periods presented, basic EPS has been computed using the shares of SNC common stock that would have been outstanding in all prior periods assuming the Recapitalization occurred at the earliest date presented in accordance with SFAS No. 128. The shares of SNC common stock and Circle.com common stock used to calculate basic EPS in the fourth quarter of 1999 is based on a conversion of Snyder Communications common stock into SNC common stock from October 1, 1999 through the date of the Recapitalization and the actual SNC common stock activity from the date of the Recapitalization through the end of the year. For all periods presented, diluted EPS has been computed using the incentive stock options, nonqualified stock options, restricted stock awards and stock appreciation rights of SNC that would have been outstanding in all prior periods assuming the Recapitalization occurred at the earliest date presented in accordance with SFAS No. 128. Pro forma earnings per share is calculated using 100% of the pro forma income from continuing operations and pro forma net income of SNC as well

                          SNYDER COMMUNICATIONS, INC.

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


as SNC's retained interest in Circle.com. The following table summarizes the information required to calculate pro forma earnings per share for SNC for all periods presented:

                                                              For the Years Ended
                                                                  December 31,
                                                           ------------------------
                                                              1999          1998
                                                           ----------    ----------
                                                                (in thousands)
                                                                  (unaudited)
SNC pro forma income (loss) from continuing
    operations..........................................   $  32,521     $  18,576
Pro forma income (loss) related to retained interest in
    Circle.com..........................................      (2,739)           25
                                                           ----------    ----------
Pro forma net income attributed to SNC shareholders.....   $  29,782     $  18,601
                                                           ==========    ==========

         Pro Forma Circle.com Net Income (Loss) Per Share: The unaudited pro forma net income (loss) amounts include a provision for federal and state income taxes as if Circle.com had been a taxable C corporation for all periods presented. For all periods presented, basic EPS has been computed using the shares of Circle.com common stock that would have been outstanding in all prior periods assuming the Recapitalization occurred at the earliest date presented in accordance with SFAS No. 128. The shares of Circle.com common stock used to calculate basic EPS in the fourth quarter of 1999 is based on a conversion of Snyder Communications common stock into Circle.com common stock from October 1, 1999 through the date of the Recapitalization and the actual Circle.com common stock activity from the date of the Recapitalization through the end of the year. For all periods presented, diluted EPS has been computed using the incentive stock options, nonqualified stock options, restricted stock awards and stock appreciation rights of Circle.com that would have been outstanding in all prior periods assuming the Recapitalization occurred at the earliest date presented in accordance with SFAS No. 128. The outstanding shares of Circle.com common stock do not include any shares attributable to SNC's retained interest. Earnings per share is computed using the pro forma net income (loss) allocable to the Circle.com common stockholders.

                                                               For the Years Ended
                                                                   December 31,
                                                           ---------------------------
                                                              1999             1998
                                                           -----------     -----------
                                                                  (in thousands)
                                                                    (unaudited)
Circle.com pro forma net income (loss)..................    $(14,390)             123
Pro forma income (loss) attributable to SNC's retained
     interest...........................................      (2,739)              25
                                                           -----------     -----------
Pro forma income (loss) attributed to Circle.com
    shareholders........................................    $(11,651)              98
                                                           ===========     ===========

   Accounting for Stock Options

     Snyder Communications accounts for its stock-based compensation plan using the intrinsic value based method in accordance with the provisions of APB Opinion No. 25, "Accounting for Stock Issued to Employees." Pro forma disclosure of net income, calculated as if SNC and Circle.com accounted for their stock-based compensation plan using the fair value based method in accordance with the provisions of Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation" ("SFAS No. 123"), is detailed below.

                          SNYDER COMMUNICATIONS, INC.

SNC

     The Black-Scholes option-pricing model has been used to estimate the value of the options granted during 2000, 1999 and 1998. For options granted during 2000, the model uses a risk-free interest rate of 6.34%, dividend yield of zero, stock volatility of 33.6% with an expected life of 5 years. For options granted during 1999, the model uses a risk-free interest rate of 6.36%, dividend yield of zero, stock volatility of 30.0% with an expected life of 5 years. For options granted during 1998, the model uses a risk-free interest rate of 4.56%, dividend yield of zero, stock volatility of 20.0%, with an expected life of 5 years.

     The weighted average option fair value on the grant date was $6.10 for options issued during the year ended December 31, 2000.

Circle.com

     The Black-Scholes option-pricing model has been used to estimate the value of the options granted during 2000, 1999 and 1998. For options granted during 2000, the model uses a risk-free interest rate of 6.19%, dividend yield of zero, stock volatility of 141.9% with an expected life of 5 years. For options granted during 1999, the model uses a risk-free interest rate of 6.36%, dividend yield of zero, stock volatility of 117.0% with an expected life of 5 years. For options granted during 1998, the model uses a risk-free interest rate of 4.56%, dividend yield of zero, stock volatility of 58.0% with an expected life of 5 years.

     The weighted average option fair value on the grant date was $3.16 for options issued during the year ended December 31, 2000.

     If Snyder Communications had recorded compensation expense using the fair value based method prescribed by SFAS No. 123, Snyder Communications' 2000, 1999 and 1998 pro forma net income, which reflects a pro forma adjustment for income taxes, would have been reduced to the following as adjusted amounts:



                                                                             As of December 31,
                                                                 ---------------------------------------
                                                                    2000         1999           1998
                                                                 ----------   -----------    -----------
                                                                              (in thousands)
Pro forma net income (loss):
         As reported.......................................      $ (118,402)   $  18,131      $ 18,699
         As adjusted.......................................      $ (131,890)      (3,026)        9,235

SNC
  Pro forma basic net income (loss) per share:
         As reported.......................................           (1.05)        0.41          0.27
         As adjusted.......................................           (1.15)        0.22          0.17

  Pro forma diluted net income (loss) per share:
         As reported.......................................           (1.05)        0.40          0.26
         As adjusted.......................................           (1.15)        0.22          0.17

Circle.com
  Pro forma basic net income (loss) per share:
         As reported.......................................           (1.89)       (0.59)         0.01
         As adjusted.......................................           (2.17)       (0.98)        (0.17)

  Pro forma diluted net income (loss) per share:
         As reported.......................................           (1.89)       (0.59)         0.01
         As adjusted.......................................           (2.17)       (0.98)        (0.17)

     Foreign Currency Translations

     Assets and liabilities of Snyder Communications international subsidiaries are translated using the exchange rate in effect at the balance sheet date. Revenue and expense accounts for these subsidiaries are translated using the average exchange rate during the period. Foreign currency translation adjustments are disclosed as a separate component of accumulated other comprehensive income within stockholders' equity.

   Estimates and Assumptions

     The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

                          SNYDER COMMUNICATIONS, INC.

     Fair Value of Financial Instruments

     SFAS No. 107, "Disclosures about Fair Value of Financial Instruments," requires disclosure of the fair value of certain financial instruments. For purposes of this disclosure, the fair value of a financial instrument is the amount at which the instrument could be exchanged in a current transaction between willing parties. Cash and equivalents, accounts receivable, unbilled services, accounts payable and related party borrowings approximate fair value because of the relatively short maturity of these instruments. Long-term debt and related party borrowings approximate fair value as the majority of this debt has a variable interest rate.

     Concentration of credit risk is limited to cash and equivalents, marketable securities, accounts receivable and unbilled services. Snyder Communications places its investments in highly rated financial institutions, U.S. Treasury bills, investment grade short-term debt instruments and state and local municipalities, while limiting the amount of credit exposure to any one entity. Snyder Communications does not require collateral or other security to support clients' receivables.

     New Accounting Pronouncements

     During 1998, Snyder Communications adopted Statement of Financial Accounting Standards No. 130, "Reporting Comprehensive Income" ("SFAS No. 130"). Included within accumulated other comprehensive income are the cumulative amounts for foreign currency translation adjustments and unrealized gains and losses on marketable securities. The cumulative foreign currency translation adjustment was a $6.3 million loss and a $2.4 million loss as of December 31, 2000 and 1999, respectively.

     During 1998, Snyder Communications adopted Statement of Financial Accounting Standards No. 131, "Disclosures About Segments of an Enterprise and Related Information" ("SFAS No. 131"). The disclosures required by SFAS No. 131 are provided in Note 18. SNC's networks provide services used to develop and deliver messages to both broad and targeted audiences through a wide range of communications channels. The operations within SNC's networks exhibit similar economic characteristics driven from their consistent efforts to build brands and increase market penetration for their clients. These operations are reported as one operating segment. Circle.com provides Internet professional services. The Circle.com common stock is intended to separately track the performance of Circle.com. Therefore, Circle.com is reported as an operating segment.

     During 1998, Snyder Communications adopted Statement of Financial Accounting Standards No. 132, "Employers' Disclosures about Pensions and Other Postretirement Benefits" ( "SFAS No. 132 "). The disclosures required by SFAS No. 132 are provided in Note 12.

      During 1998, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities" (SFAS No. 133). This statement was originally effective for all fiscal quarters of fiscal years beginning after June 15, 1999; however, during the second quarter of 1999 the FASB issued SFAS No. 137, "Accounting for Derivative Instruments and Hedging Activities-Deferral of the Effective Date of FASB Statement No. 133," which deferred the effective date until June 15, 2000. In June 2000, the FASB issued SFAS No. 138, "Accounting for Certain Derivative Instruments and Certain Hedging Activities," an amendment to SFAS 133, which required that all companies be in compliance with SFAS No. 133 as of January 1, 2001. The adoption of SFAS No. 133 and its related amendments has not had a significant impact on Snyder Communications' consolidated financial statements as it does not currently engage in derivative instruments.

                          SNYDER COMMUNICATIONS, INC.

4.   Property and Equipment:

     Property and equipment consist of the following:

                                                                 As of December 31,
                                                               --------------------
                                                                 2000         1999
                                                              ---------    --------
                                                                   (in thousands)
     Buildings and leasehold improvements...................    $ 49,497     $ 43,181
     Computers and equipment................................      63,281       65,364
     Furniture and fixtures.................................      46,874       38,613
                                                              ----------    ---------
                                                                 159,652      147,158
     Accumulated depreciation...............................     (69,602)     (61,917)
                                                              ----------    ---------
                                                                $ 90,050     $ 85,241
                                                              ==========    =========

     Depreciation expense totaled $26.9 million, $17.0 million, and $12.8 million in 2000, 1999, and 1998, respectively.

5.   Goodwill and Other Intangible Assets:

     Goodwill and other intangible assets consist of the following:

                                                        As of December 31,
                                                     -----------------------
                                                        2000          1999
                                                     ----------    ---------
                                                          (in thousands)
     Goodwill....................................     $ 209,582    $  252,192
     Costs of lists and contractual covenant.....         5,302         4,361
     License agreements..........................         1,349         3,253
                                                     ----------    ----------
                                                        216,233       259,806
     Accumulated amortization....................       (29,532)      (18,903)
                                                     ----------    ----------
                                                      $ 186,701    $  240,903
                                                     ==========    ==========

     Goodwill arose from purchase acquisitions at some of the Pooled Entities prior to their respective mergers with Snyder Communications and from Snyder Communications' 1999, 1998 and 1997 purchase business combinations.

     Amortization expense of goodwill and other intangible assets totaled $22.7 million (excluding a write-off of $25.9 million of goodwill as the result of the closure of a business unit), $11.5 million, and $4.7 million in 2000, 1999, 1998, respectively.

                          SNYDER COMMUNICATIONS, INC.

6.   Debt:

   Long-Term Borrowings

     Long-term borrowings consist of the following:

                                                                               As of December 31,
                                                                             --------------------
                                                                               2000          1999
                                                                            ----------    -------
                                                                                 (in thousands)
     Notes, principally acquisition related, 7%-8%, due 2002..............    $  1,064      $ 1,488
     Belgian bank debt, 6.6% weighted average rate........................          --           73
     Other................................................................          13           21
                                                                              --------     --------
                                                                                 1,077        1,582
     Current maturities of long-term borrowings...........................        (357)        (551)
                                                                              --------     --------
                                                                              $    720     $  1,031
                                                                              --------     --------

     Foreign term debt from banking and financing institutions is secured by the assets of those subsidiaries.

     Future minimum payments as of December 31, 2000, on long-term borrowings, excluding capital leases, are as follows (in thousands):

                              2001 ........................... $    357
                              2002 ...........................      392
                              2003 ...........................      110
                              2004 ...........................      120
                              2005 ...........................       98
                                                                -------
                                 Total........................  $ 1,077
                                                                =======

     Related Party Borrowings

     Related party borrowings consist of the following:

                                                                                          As of December 31,
                                                                                       ----------------------
                                                                                          2000        1999
                                                                                       ---------    --------
                                                                                            (in thousands)

     Note payable, acquisition related, 7%, due September 30, 2002....................  $   7,070   $   7,381
     Note payable, acquisition related, 5% for first two years and 7% during third
        year, due February 18, 2001, paid March 2000..................................         --       1,350
     Note payable, net, to parent company, 7.3% (LIBOR plus 65 basis points), no
         stated maturity date.........................................................    240,000          --
                                                                                       ----------   ---------
                                                                                          247,070       8,731
     Current maturities of related party borrowings...................................         --          --
                                                                                       ----------   ---------
                                                                                        $ 247,070   $   8,731
                                                                                       ==========   =========

                          SNYDER COMMUNICATIONS, INC.

    Lines of Credit

     Lines of credit consist of the following:

                                                                                As of December 31,
                                                                               --------------------
                                                                                 2000         1999
                                                                               -------     --------
                                                                                  (in thousands)
     U.S. bank line of credit, prime rate plus 0.5% (9% at December 31,
          1999), $2.3 million maximum borrowing limit, maturing January 1,
          2000...............................................................  $   --     $      192
     Belgian bank line of credit, 3.9% interest rate, 31.5 million BEF maximum borrowing limit (approximately $785,000 at December 31,
          1999) renewable monthly, canceled June 2000........................  $   --     $      778
     U.S. bank line of credit, prime rate or LIBOR plus a margin ranging from 0.875% to 1.875% (average weighted interest rate of 7.725% at
          December 31, 1999), $195 million maximum borrowing limit, canceled
          September 2000.....................................................  $   --     $  180,000
                                                                               ------     ----------
                                                                                             180,970
     Current maturities of lines of credit..................................       --           (970)
                                                                               ------     ----------
                                                                               $   --     $  180,000
                                                                               ======     ==========

     In addition to the above lines of credit, a subsidiary maintains an unsecured line of credit that is used exclusively for the issuance of letters of credit. The facility has a $10 million maximum limit that is guaranteed by Snyder Communications. Letters of credit totaling $8.6 million are currently outstanding under the agreement, which expires on March 25, 2001.

     On September 27, 2000, Snyder Communications repaid the amount due of $182.5 million under its $195 million unsecured credit facility, using the proceeds from a $240 million related party loan from a Havas Advertising subsidiary, and then terminated the credit facility. The $240 million related party loan is interest bearing at a rate equal to LIBOR plus 65 basis points and has no set amortization schedule or maturity date. Havas Advertising has represented to Snyder Communications that the payment on the related party borrowing will not be demanded for one year from December 31, 2000. The interest rate in effect on the $240 million intercompany loan at December 31, 2000 was approximately 7.3%.

7.   Capital Stock:

     As a result of the SNC Merger, the SNC common stock is 100% held by Havas Advertising. Snyder Communications retired all shares of SNC common stock held in treasury immediately prior to the completion of the SNC Merger. The Snyder Communications Circle.com common stock was not affected by the SNC Merger and remained outstanding following the SNC Merger. See Note 21.

     On October 22, 1999, Snyder Communications completed the Recapitalization in which all outstanding shares of Snyder Communications common stock were replaced with one share of SNC common stock and 0.25 of a share of Circle.com common stock. All historic periods in the accompanying consolidated Balance Sheet and Statement of Stockholders' Equity and Comprehensive Income have been restated as though the Recapitalization had occurred at the beginning of the earliest period presented. Snyder Communications' amended and restated certificate of incorporation provides for the issuance of up to 320 million shares of SNC common stock and up to 80 million shares of Circle.com common stock.

     On May 21, 1998, Snyder Communications completed the public offering of 7,068,006 shares of Snyder Communications common stock, par value $0.001 per share, at an offering price of $42.00 per share. The offering included 500,064 newly issued shares of common stock sold by Snyder

                          SNYDER COMMUNICATIONS, INC.

Communications and 6,567,942 previously outstanding shares of common stock sold by selling stockholders. Snyder Communications received net proceeds of approximately $17.3 million from the offering, net of offering costs. Snyder Communications did not receive any proceeds from the sale of shares of common stock in the offering by the selling stockholders.

8.   Income Taxes:

     Snyder Communications' income tax provision includes the following components:

                                                               For the Years Ended December 31,
                                                               -------------------------------
                                                                 2000        1999        1998
                                                                 ----        ----        ----
                                                                        (in thousands)
     Current:
        U.S.--Federal.......................................    $ (3,374)   $ 15,924    $ 11,371
        U.S.--State and city................................       3,624       4,151       2,837
        Foreign.............................................       6,711       2,728       6,778
                                                               ---------    --------    --------
                                                                   6,961      22,803      20,986
                                                               ---------    --------    --------
     Deferred:
        U.S.--Federal.......................................      (8,721)      5,602      (5,496)
        U.S.--State and city................................      (4,349)      1,284      (1,429)
        Foreign.............................................        (556)       (194)      1,411
                                                               ---------    --------    --------
                                                                 (13,626)      6,692      (5,514)
                                                               ---------    --------    --------
        Income tax provision................................   $  (6,665)   $ 29,495    $ 15,472
                                                               =========    ========    ========

     The provision for taxes on income from continuing operations differs from the amount computed by applying the U.S. federal statutory rate as a result of the following:

                                                                           For the Years Ended December 31,
                                                                           -------------------------------
                                                                             2000         1999        1998
                                                                             ----         ----        ----
     Taxes at statutory U.S. federal income tax rate...................       35.00%       35.00%      35.00%
     Income taxed directly to owners...................................          --         2.21       (7.22)
     State and city income taxes, net of federal tax benefit...........       (0.11)        7.16        4.11
     Foreign tax rate differential.....................................        2.94       (12.71)      (9.36)
     Goodwill amortization.............................................      (11.51)        6.21        0.76
     Merger and related costs and other permanent differences..........      (20.99)       25.42       18.72
                                                                             ------        -----       -----
     Effective tax rate................................................        5.33%       63.29%      42.01%
                                                                             ======        =====       =====

     Deferred income taxes are recorded based upon differences between the financial statement and tax basis of assets and liabilities. As of December 31, 2000 and 1999, temporary differences that give rise to the deferred tax assets and liabilities consist of the following (in thousands):

                          SNYDER COMMUNICATIONS, INC.

                                                    As of December 31,
                                                  -----------------------
                                                    2000         1999
                                                  ----------    ---------

     Reserve for doubtful accounts...........     $    3,722    $   1,736
     Accrued expenses........................          4,315        5,641
     Intangible assets.......................         74,230       80,199
     Deferred compensation...................            426        4,072
     Tax losses of subsidiaries..............         28,416        6,055
     Tax benefit of capital losses...........            953        1,202
     Other...................................          6,581       14,035
                                                  ----------    ---------
     Gross deferred tax assets...............        118,643      112,940
                                                  ----------    ---------
     Property and equipment..................           (485)      (3,077)
     Revenue recognition.....................             --         (746)
     Other...................................         (1,284)      (2,773)
                                                  ----------    ---------
     Gross deferred tax liabilities..........         (1,769)      (6,596)
                                                  ----------    ---------
     Valuation allowance.....................         (5,176)      (3,577)
                                                  ----------    ---------
     Net deferred tax asset..................     $  111,698  $   102,767
                                                  ==========    =========

     Several of Snyder Communications' subsidiaries have capital and operating loss tax carryforwards that can be realized only if these subsidiaries generate taxable capital gains or operating income, respectively. The amounts and respective expiration dates of operating loss tax carryforwards are as follows: federal net operating losses generated between 1989 and 2000 of approximately $58.9 million expires between 2004 and 2020 (approximately $37.0 million expires in 2020, $11.3 million expires in 2013 and approximately $10.6 million expires between 2004 and 2012). State net operating losses generated between 1989 and 2000 of approximately $114.6 million expires between 2001 and 2020 (approximately $38.0 million expires between 2018 and 2020, $59.4 million expires in 2007 and approximately $17.2 million expires between 2001 and 2005). At December 31, 2000 and 1999, management determined that a valuation allowance against the deferred tax asset associated with these tax losses was required for several of these subsidiaries. The valuation allowance increased by $1.6 million to $5.2 million in 2000 from $3.6 million in 1999. Management continually assesses whether Snyder Communications' deferred tax asset is realizable and believes that the deferred tax asset, net of the valuation allowance, is realizable at December 31, 2000.

     Snyder Communications will receive a future benefit arising from the tax treatment of three of its taxable mergers completed in 1998. In accordance with generally accepted accounting principles, as a result of the mergers being accounted for as poolings of interests, Snyder Communications recorded a net estimated future tax benefit of approximately $76.9 million as a credit to stockholders' equity during the year ended December 31, 1998.

     At December 31, 2000, cumulative consolidated undistributed earnings of Snyder Communications' foreign subsidiaries were approximately $54.3 million. No provision for U.S. income taxes or foreign withholding taxes has been made since Snyder Communications considers the undistributed earnings to be permanently invested in the foreign countries. Determination of the amount of unrecognized deferred tax liability, if any, for the cumulative undistributed earnings of the foreign subsidiaries is not practicable since it would depend upon a number of factors which cannot be known until such time as a decision to repatriate the earnings is made.

                          SNYDER COMMUNICATIONS,INC.

9.    Merger, Recapitalization and Related Costs:

      The $92.8 million of merger and related costs recorded during 2000 consists of expenses incurred by Snyder Communications as a result of the SNC Merger. Included in the $92.8 million are payments made to holders of options to purchase SNC common stock pursuant to the terms of the SNC Merger in exchange for the forfeiture of their options, financial advisory fees, legal and accounting fees, bonuses and tax reimbursements paid to employees at the time of the SNC Merger, and other expenses which were a direct result of the SNC Merger. In addition, this amount includes a charge of approximately $12.2 million of costs necessary to consolidate operations within the SNC agencies as they are integrated with the Havas Advertising agencies. Snyder Communications expects these integration activities to be substantially complete by the end of the first quarter of 2001. The charge consists of approximately $2.6 million to consolidate and terminate lease obligations, $7.2 million related to the loss on the disposition of non-strategic property and equipment assets, $1.6 million in severance costs associated with the termination of 1,075 employees, and $0.9 million of fees and other costs related to the integration activities. As of December 31, 2000, $9.2 million of the $12.2 million costs had been paid, resulting in a remaining liability balance of $3.0 million to be paid for the integration costs. As of December 31, 2000, 1,070 employees had terminated with Snyder Communications and the remaining severance liability was $0.1 million.

      Snyder Communications recorded $23.4 million of merger, recapitalization, and related costs during 1999. These costs include (a) a $14.3 million non-cash charge related to a payment made to the former owners of Media Syndication Global in the form of 1,171,223 shares of Snyder Communications common stock in exchange for the release of any and all claims against Snyder Communications relating to the merger transaction; the payment was not provided for in the purchase agreement and is not part of the purchase price for accounting purposes; (b) $9.6 million of costs related to the Recapitalization consisting of investment banking fees, legal and accounting fees, employee bonuses, SEC filing fees, printing fees and other related costs; (c) a reduction of $2.0 million in previously recorded acquisition and related costs due to a revision of estimated amounts; and (d) a $1.5 million charge for consulting and related costs necessary to consolidate and integrate some of SNC's acquired operations in the United States under the plan initiated in the fourth quarter of 1998 as discussed below.

      Snyder Communications recorded $39.5 million in merger, recapitalization, and related costs during 1998. $36.3 million of these costs are related to the consummation of 1998 mergers and consist of investment banking fees, expenses associated with the accelerated vesting of options held by employees of Snyder Communications' acquirees, other professional service fees, transfer taxes and other contractual payments. In addition, $2.6 million was recorded for costs necessary to consolidate and integrate Snyder Communications' acquired operations in the United States. Four locations were combined into two. The $2.6 million charge consisted of approximately $1.5 million of severance and other costs associated with the termination of 42 employees, and $1.0 million of fees incurred for other costs related to these integration activities. The integration did not result in a headcount reduction. Most of the terminated employees elected not to relocate and were replaced. As of December 31, 1999, 46 employees had terminated employment with Snyder Communications and there was no remaining liability. 1998 merger and related costs also include compensation to stockholders of $0.6 million. Prior to their merger with Snyder Communications, stockholders of the acquired companies received annual compensation in their roles as managers in excess of amounts that they receive pursuant to employment agreements they entered into with Snyder Communications. The excess amount is recorded as merger and related costs in the periods prior to the mergers and Snyder Communications records no compensation to stockholders following an acquisition.

      The integration costs are recorded in accordance with Emerging Issues Task Force No. 94-3 "Liability Recognition for Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring)" ("EITF 94-3"). Additional expenses for Snyder Communications' integration activities recorded in 1999 represent

                          SNYDER COMMUNICATIONS,INC.

additional costs incurred that did not qualify for accrual at December 31, 1998 in accordance with EITF 94-3.

      The following table summarizes the activity in the integration activities liability account:


                                Beginning           Deductions for  Balance at End
                                 Balance  Additions  Amounts Paid      of Period
                                --------- --------- --------------  --------------
                                                  (in thousands)
Year Ended December 31, 2000....  $    --  $ 12,256     $ 9,224           $ 3,032
Year Ended December 31, 1999....  $ 2,320  $  1,540     $ 3,860           $    --
Year Ended December 31, 1998....  $    --  $  2,625     $   305           $ 2,320

10.   Employee Stock Ownership Plan:

      One of Snyder Communications' U.S. subsidiaries sponsored an employee stock ownership plan ("ESOP") which covers primarily all of its employees who work one thousand hours or more per plan year. Contributions to the ESOP were made at the discretion of the subsidiary's board of directors and were equal to the ESOP's debt service less dividends received by the ESOP.

      All dividends and contributions received by the ESOP were used to pay debt service for the period which the ESOP was leveraged. As the debt was repaid, shares were released and allocated to active participants based on the proportion of debt service paid in the year. The ESOP was accounted for in accordance with Statement of Position No. 93-6 "Employers' Accounting for Employee Stock Ownership Plans." As shares were committed to be released, Snyder Communications recorded compensation expense equal to the then current market price of the shares committed to be released, and the shares were treated as outstanding for earnings-per-share (EPS) computations. Dividends on allocated ESOP shares were recorded as a reduction of retained earnings; dividends on unallocated ESOP shares were recorded as a reduction of debt and accrued interest. The status of ESOP shares as of December 31, after giving retroactive effect for the Recapitalization, is as follows:

SNC

                                                 As of December 31,
                                              -----------------------
                                                2000           1999
                                              --------       --------
                                                  (in thousands)
      Allocated shares.....................    337,817        409,431
      Distribution to participants.........   (337,817)       (71,614)
                                              --------        -------
      Total ESOP shares....................         --        337,817
                                              ========        =======

Cirle.com


                                                 As of December 31,
                                              -----------------------
                                                2000           1999
                                              ---------      --------
                                                  (in thousands)
      Allocated shares.....................      84,455       102,358
      Distribution to participants.........     (84,455)      (17,903)
                                                -------       -------
      Total ESOP shares....................          --        84,455
                                                =======       =======


      All ESOP shares had been released to participants as of December 31, 2000 and 1999 and the plan was terminated in 2000.


11.   Stock Incentive Plan:

      In October 1999, concurrent with the Recapitalization, Snyder Communications' Second Amended and Restated 1996 Stock Incentive Plan ("Amended Stock Plan") became effective. The Amended Stock Plan authorizes Snyder Communications to grant incentive stock options, nonqualified stock options, restricted stock awards and stock appreciation rights based on SNC common stock and Circle.com common

                          SNYDER COMMUNICATIONS,INC.

stock. The outstanding awards previously granted under the stock incentive plan based upon shares of then existing Snyder Communications common stock were adjusted so that each holder of an outstanding award received corresponding awards based upon shares of SNC common stock, Circle.com common stock, or both. In all cases, the exercise prices of options were adjusted in order to maintain the economic position of option holders. The aggregate intrinsic value of the options outstanding and the ratio of the exercise price per option to the market value per share did not change as a result of the option adjustments.

     As a result of the SNC Merger, all SNC options outstanding on September 26, 2000 were converted into options to purchase Havas Advertising American Depository Shares (ADS). Each SNC option was converted to 1.371 Havas Advertising ADS Options.

SNC
---

     The aggregate number of shares of SNC common stock that may be issued under the Amended Stock Plan upon exercise of options, SARs or in the form of restricted stock is 18 million, increased by 17.5% of the number of additional shares of SNC common stock issued following the Recapitalization. The exercise price of SNC options granted under the Amended Stock Plan may not be less than 100% of the fair market value per share of SNC common stock on the date of the option grant. The vesting and other provisions of the options are determined by Snyder Communications' board of directors or their designee.

     A summary of the SNC option activity within the Amended Stock Plan, for the three years ended December 31, 2000, after giving retroactive effect for the Recapitalization, is as follows:


                                                    Options Outstanding
                                              -------------------------------
                                                2000        1999        1998
                                              -------------------------------
                                                       (in thousands)
     Beginning of year........................  13,424      14,569     8,491
         Granted..............................     105       6,466    10,463
         Exercised............................  (2,481)       (607)     (590)
         Forfeited or expired.................  (4,123)     (7,004)   (3,795)
         Exchanged............................  (6,925)         --        --
                                                ------      ------    ------
     End of year..............................      --      13,424    14,569
                                                ======      ======    ======

     Exercisable at end of year...............      --       3,546     1,550
                                                ======      ======    ======

                          SNYDER COMMUNICATIONS,INC.


                                              Weighted Average Exercise Price
                                          --------------------------------------
                                            2000          1999            1998
                                          --------      --------        --------
     Beginning of year..................  $ 15.19       $ 16.55         $ 15.67
         Granted........................    21.20         14.89           19.53
         Exercised......................    14.60         18.04           20.41
         Forfeited or expired...........    15.34         17.50           22.08
         Exchanged......................    15.40            --              --
                                         --------      --------        --------
     End of year........................  $    --       $ 15.19         $ 16.59

     Exercisable at end of year.........  $    --       $ 13.89         $ 15.74

     A summary of the Havas Advertising ADS option activity within the Amended Stock Plan, for the period from September 26, 2000 though December 31, 2000:


                                                                Options
                                                              Outstanding
                                                              -----------
                                                                  2000
                                                              -----------
                                                             (in thousands)
     Beginning of year......................................            --
         Exchanged at September 26, 2000 SNC Merger date....         9,495
         Granted ...........................................           788
         Exercised..........................................          (514)
         Forfeited or expired...............................          (249)
                                                              ------------
     End of year............................................         9,520
                                                              ============

    Exercisable at end of year..............................         3,530
                                                              ============



                                                                 Weighted
                                                                  Average
                                                              Exercise Price
                                                              --------------
                                                                  2000
                                                              --------------
     Beginning of year......................................      $       --
         Exchanged at September 26, 2000 SNC Merger date....           11.23
         Granted............................................           14.95
         Exercised..........................................            7.61
         Forfeited or expired...............................           10.34
                                                              --------------
         End of year........................................           11.76
     Exercisable at end of year                                   $    11.28

     The Havas Advertising ADS options outstanding at December 31, 2000 have exercise prices that range from $0.01 to $18.55. The weighted average remaining contractual life on the Havas Advertising ADS options outstanding at December 31, 2000 is 7.56 years.

                          SNYDER COMMUNICATIONS,INC.

Circle.com
----------

     The aggregate number of shares of Circle.com common stock that may be issued under the Amended Stock Plan upon exercise of options, SARs or in the form of restricted stock is 5.4 million, increased by 30% of the number of additional shares of Circle.com common stock issued following the Recapitalization. The exercise price of Circle.com options granted under the Amended Stock Plan may not be less than 100% of the fair market value per share of Circle.com common stock on the date of the option grant. The vesting and other provisions of the options are determined by Snyder Communications' board of directors.

     A summary of the Circle.com option activity within the Amended Stock Plan for the three years ended December 31, 2000, after giving retroactive effect for the Recapitalization, is as follows:

                                                    Options Outstanding
                                              ---------------------------------
                                               2000        1999         1998
                                              ---------------------------------
                                                      (in thousands)
     Beginning of year.......................   5,458        3,535        1,474
         Granted.............................     336        3,328        2,856
         Exercised...........................      (9)         (24)         (16)
         Forfeited or expired................  (1,947)      (1,381)        (779)
                                              -------      -------       ------
     End of year.............................   3,838        5,458        3,535
                                              =======      =======       ======

     Exercisable at end of year..............   1,958        1,023          145
                                              =======      =======       ======

                                                Weighted Average Exercise Price
                                              ---------------------------------
                                               2000        1999          1998
                                              --------    --------      --------
     Beginning of year.......................  $ 17.58     $ 22.33       $ 18.62
         Granted.............................     3.50       15.05         26.40
         Exercised...........................     4.49       12.44         20.33
         Forfeited or expired................    17.12       22.54         30.28
                                              --------    --------      --------
     End of year.............................  $ 16.49     $ 17.58       $ 22.33
                                              ========    ========      ========
     Exercisable at end of year..............  $ 17.84     $ 19.33       $ 21.35
                                              ========    ========      ========

     The Circle.com options outstanding at December 31, 2000 have exercise prices that range from $0.01 to $31.66. The weighted average remaining contractual life on the Circle.com options outstanding at December 31, 2000 is
7.93 years.

     During 1999, Snyder Communications granted 56,994 Restricted Shares of SNC common stock and 167,584 Restricted Shares of Circle.com common stock at a purchase price of $0.001 per share, to employees. The Restricted Shares will vest ratably over the four years following the grant date. As a result of the SNC Merger, the vesting of 13,333 restricted shares of SNC common stock and 35,514 shares of restricted Circle.com common stock was accelerated. Snyder Communications recognized $1,583,000 and $179,000 in expense related to these Restricted Shares for 2000 and 1999, respectively.

12.  Employee Benefits:

     One of Snyder Communications' subsidiaries in the United Kingdom operates a retirement benefit plan, which is a funded defined benefit plan available to all employees. The assets of the plan are held separately from those of the subsidiary and are invested in managed funds principally comprised of equity securities. Plan benefits are based on years of service and compensation levels at the time of retirement.

                          SNYDER COMMUNICATIONS,INC.

The funding of the plan is determined following consultation with actuaries using the projected unit credit method.

     For purposes of these consolidated financial statements, the actuarial value of the plan's liabilities has been estimated using the available actuarial valuations, and the plan's asset values reflect the actual market value of those assets at each balance sheet date based on records maintained by the plan's trustees. The most recent actuarial update of the plan's liabilities was performed as of December 31, 2000. The significant assumptions used and the funded status of the plan are set out in the tables below.


                                                              Significant Assumptions
                                                            --------------------------
                                                              2000      1999      1998
                                                            -------   -------   ------
     Discount rate......................................      6.00%     6.25%     5.5%
     Expected long-term rate of return on plan assets...      7.00%     7.25%     6.5%
     Rate of increase in compensation...................      4.00%     4.25%     4.0%

   Net Periodic Pension Cost

     Net periodic pension cost is determined using the assumptions as of the beginning of the year and is comprised of the following:

                                                                    For the Years Ended December 31,
                                                                   ---------------------------------
                                                                     2000        1999        1998
                                                                   --------   ---------    ---------
                                                                            (in thousands)
     Service cost...............................................   $  1,880   $   1,420    $   1,375
     Interest cost on projected benefit obligation..............      1,395       1,145        1,177
     Expected return on plan assets.............................     (1,955)     (1,436)      (1,392)
     Net amortization of unrecognized net loss and deferral of
     actual return on plan assets..............................         (15)         --           --
                                                                   --------   ---------    ---------
     Net periodic pension cost..................................   $  1,305   $   1,129    $   1,160
                                                                   ========   =========    =========

                          SNYDER COMMUNICATIONS,INC.

   Funded Status

     The funded status is determined using the assumptions as of the end of the year and is reflected as follows:


                                                          As of December 31,
                                                        ---------------------
                                                          2000         1999
                                                        ---------------------
                                                            (in thousands)
     Change in benefit obligation:
     Benefit obligation at beginning of year..........  $ 22,450    $  20,947
     Service cost.....................................     1,880        1,420
     Interest cost....................................     1,395        1,145
     Plan participants' contributions.................       728          567
     Actuarial gain...................................       988        1,129
     Benefits paid....................................      (394)        (890)
                                                        --------    ---------
     Benefit obligation at end of year................  $ 27,047    $  24,318
                                                        ========    =========
     Change in plan assets:
     Fair value of plan assets at beginning of year...  $ 25,913    $  21,319
     Actual return on plan assets.....................      (686)       5,597
     Employee contribution............................       728          567
     Employer contribution............................     1,546        1,488
     Benefits paid....................................      (394)        (890)
                                                        --------    ---------
     Fair value of plan assets at end of year.........  $ 27,107    $  28,081
                                                        ========    =========
     Reconciliation of Funded Status:
     Fair value of plan assets .......................  $ 27,107   $  28,081
     Protected benefit obligation.....................    27,047      24,318
                                                        --------   ---------
     Funded status....................................        60       3,763
     Unrealized net (gain) or loss....................       896      (2,976)
                                                        --------   ---------
     Prepaid pension costs............................  $    956   $     787
                                                        ========   =========

     Snyder Communications and several of its subsidiaries maintain defined contribution benefit plans. Pension and profit sharing costs related to these plans amounted to approximately $2.9 million, $2.1 million and $1.6 million for 2000, 1999, and 1998, respectively.

     During 1999, Snyder Communications established an employee stock purchase plan (the "ESPP") pursuant to which Snyder Communications made available for sale to its employees shares of both SNC and Circle.com common stock at a price equal to 85% of the lower of the market value on the first or last day of each quarter. The ESPP was intended to give Snyder Communications employees the opportunity to purchase shares of SNC and Circle.com common stock through payroll deductions. A maximum of 2.5 million SNC shares and 625,000 Circle.com shares were available to be purchased by Snyder Communications employees under the ESPP. During 2000 and 1999 a total of 25,721 and 21,250 SNC shares and 24,953 and 5,315 Circle.com shares of common stock, respectively, were issued under the ESPP. The Snyder Communications' board of directors terminated the ESPP on September 1, 2000.

                          SNYDER COMMUNICATIONS,INC.
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS-(Continued)

13.  Net Income Per Share:

     A reconciliation of the shares used to compute basic and diluted earnings per share for SNC and Circle.com follows. Shares have been restated for periods prior to the Recapitalization to reflect the number of SNC and Circle.com shares and stock equivalents which would have been outstanding during these periods if the Recapitalization had occurred at the beginning of the earliest period presented. For each of the years presented, the same net income used to compute basic earnings per share was used to compute diluted earnings per share.


        SNC                                                        For the Years Ended December 31,
        ---                                                     ----------------------------------
                                                                  2000         1999         1998
                                                                --------     ---------    --------
                                                                          (in thousands)
        Weighted average shares outstanding for the period
         used in computation of basic net income per share.....   72,345        72,851      69,587
        Diluted impact of stock options and other dilutive
         securities............................................       --         1,186       2,756
                                                                --------     ---------    --------
        Shares used in computation of diluted net income per
         share.................................................   72,345        74,037      72,343
                                                                ========     =========    ========

     For the years ended December 31, 2000, 1999 and 1998, there existed weighted average common stock equivalents of 3,993,562, 11,887,203, and 1,050,809, respectively, which are not included in the calculation of diluted net income per share because they were anti-dilutive for the period.


        Circle.com                                                 For the Year Ended December 31,
        ----------                                              ----------------------------------
                                                                  2000         1999         1998
                                                                          (in thousands)
        Weighted average shares outstanding for the period
         used in computation of basic net income per share.....   22,566        19,787       17,397
        Diluted impact of stock options and other dilutive
         Securities............................................       --            --           --
                                                                --------      --------     --------
        Shares used in computation of diluted net income per
         share.................................................   22,566        19,787       17,397
                                                                ========      ========     ========

     For the years ended December 31, 2000, 1999 and 1998, there existed weighted average common stock equivalents of 4,760,623, 4,607,798, and 2,220,068, respectively, which are not included in the calculation of diluted net income per share because they were anti-dilutive for the period.

14.  Discontinued Operations:

   Ventiv Health

     On June 22, 1999, Snyder Communications' board of directors approved a plan to effect the Distribution of 100% of the shares of common stock of a newly formed wholly owned subsidiary, Ventiv Health, to Snyder Communications' common stockholders (the "Spin-off"). Shares of Ventiv Health common stock were distributed on the basis of one share of Ventiv Health for every three shares of Snyder Communications' existing common stock on September 27, 1999 to stockholders of record as of September 20, 1999. Following the Distribution, Ventiv Health became an independent, publicly traded corporation. Accordingly, the results of Ventiv Health have been reclassified from amounts previously reported, and are stated separately in the accompanying consolidated financial statements as discontinued operations. Summarized financial information of the discontinued Ventiv Health operations is presented in the following tables:

                          SNYDER COMMUNICATIONS, INC.

     Earnings from discontinued Ventiv Health operations included in the Consolidated Statement of Operations are as follows (in thousands):

                                                                   January 1,     For the Year
                                                                      1999            Ended
                                                                    through        December 31,
                                                                    spin-off          1998
                                                                   ---------     ------------
     Revenues.................................................     $ 254,159          $ 321,500
     Operating expenses:
        Cost of services......................................       208,393            236,047
        Selling, general and administrative expenses..........        35,253             43,029
        Merger and related costs..............................         7,435             27,664
                                                                   ---------          ---------
     Income from operations...................................         3,078             14,760
     Interest income (expense), net...........................           315               (465)
                                                                   ---------          ---------
     Income from operations before income taxes...............         3,393             14,295
     Income tax provision.....................................         1,635             12,849
                                                                   ---------          ---------
     Net income ..............................................     $   1,758          $   1,446
                                                                   ---------          ---------
     Ventiv Health distribution costs, net of tax.............       (13,320)                --
                                                                   ---------          ---------
      Net income (loss) from discontinued operations..........     $ (11,562)         $   1,446
                                                                   =========          =========

     The cash flow provided by discontinued Ventiv Health operations was as follows (in thousands):

                                                                           January 1,   For the Year
                                                                              1999          Ended
                                                                             through    December 31,
                                                                            spin-off      1998
                                                                          ----------    -----------
Operating activities of discontinued operations:
Income (loss) from discontinued operations........................       $    (342)      $     1,446
Adjustments to reconcile income (loss) from discontinued
   operations to net cash provided by (used in) operations
   activities.....................................................          13,780             9,133
Net change in assets and liabilities..............................         (14,630)          (11,800)
                                                                         ---------       -----------
Net cash used in operating activities.............................          (1,192)           (1,221)
                                                                         ---------       -----------
Net cash used in investing activities ............................          (5,575)           (7,190)
                                                                         ---------       -----------
Investments and advances from Snyder..............................          22,636            42,753
Other financing activities........................................          (2,307)          (26,917)
                                                                         ---------       -----------
Net cash provided by financing activities.........................          20,329            15,836
                                                                         ---------       -----------
Net cash provided by discontinued operations
   before effect of exchange rate changes on cash and equivalents.          13,562             7,425
Effect of exchange rate changes on cash and equivalents...........          (1,430)              199
                                                                         ---------       -----------
Cash flow provided by discontinued operations.....................        $ 12,132       $     7,624
                                                                         =========       ===========

     During 1999 through the date of the Spin-off, Ventiv Health recorded $7.4 million in merger and related acquisition and related costs. Included in this amount is $5.7 million related to a payment made by Ventiv Health, in the form of 695,304 shares of Ventiv Health common stock to the prior owners of PromoTech Research Associates ("PromoTech") in exchange for the release of any and all claims against

                          SNYDER COMMUNICATIONS, INC.

Snyder Communications or Ventiv Health related to the purchase of PromoTech. The payment was not provided for in the purchase agreement and is not part of the purchase price for accounting purposes. In addition, the $7.4 million expense includes a charge of approximately $1.7 million for costs necessary to consolidate and integrate certain of Ventiv Health's acquired operations in the United States, United Kingdom and France under the plan initiated in 1998. The charge recorded in 1999 consists of $1.3 million in severance and related costs associated with the termination of 23 employees and $0.4 million in consulting services and other costs related to these integration activities.

     During the year ended December 31, 1998, Ventiv Health recorded a charge of approximately $10.7 million for costs necessary to consolidate and integrate some of its acquired operations in the United States, the United Kingdom and France. Approximately nine locations were combined into four, and the efforts did not have a significant impact on Ventiv Health's workforce. The charge consists of approximately $4.1 million to consolidate and terminate lease obligations, $5.3 million of severance and other costs associated with the termination of 142 employees, and $1.3 million of fees incurred for consulting services and other costs related to these integration activities. The employees who were terminated are primarily redundant operations and administrative personnel, as well as one underutilized sales team in the United Kingdom. As of the date of the Spin-off 142 employees had terminated employment with SNC and $11.4 million had been charged against the total liability, including $6.6 million in severance and related payments.

     The following table summarizes the activity in the Ventiv Health integration activities liability account:


                                           Beginning                   Deduction For
                                            Balance       Additions    Amount  Paid       End of Period
                                          -----------    ----------    --------------     ----------------
1999 through the spin-off............        $7,971       $  1,696        $ 8,679               $   988
Year Ended December 31, 1998.........        $   --        $10,654        $ 2,683                $7,971

     During 1999, Ventiv Health completed the acquisition of PromoTech (March 25, 1999). The total consideration paid was $16.3 million and consisted of 583,431 shares of Snyder Communications common stock. This purchase business combination has resulted in additional goodwill of $18.1 million. During 1998, Ventiv Health completed purchase business combinations, including CLI Pharma S.A. ("CLI Pharma") (March 25, 1998) and Healthcare Promotions, LLC ("HCP") (February 13, 1998), for total consideration paid of approximately $64.0 million (1,211,029 shares of Snyder Communications common stock and $4.3 million in net cash). Based upon an allocation of purchase consideration, these purchase business combinations have resulted in additional goodwill of approximately $55.7 million. The following table presents pro forma financial information as if the 1999 purchase of PromoTech and the 1998 purchases of HCP and CLI Pharma had been consummated at the beginning of each of the periods presented and all of Snyder Communications' operations had been taxed as a C corporation.


                                                         January 1,        For the Year
                                                        1999 through    Ended December 31,
                                                          Spin-off             1998
                                                        ------------    ------------------
                                                                   (unaudited)
                                                                 (In thousands)
Pro forma revenues................................          $256,086       $ 335,628
Pro forma net income (loss).......................          $    (53)      $   2,113

                          SNYDER COMMUNICATIONS, INC.

15.   Leases:

     Snyder Communications leases facilities, office equipment and other assets. The following is a schedule of future minimum lease payments for capital leases and for operating leases at December 31, 2000 (in thousands):


                                                            Capital    Operating
    Years Ending December 31,                               Leases       Leases
------------------------------------------------------    ----------- -------------
    2001...............................................   $     752     $ 27,472
    2002...............................................         459       25,969
    2003...............................................         154       24,796
    2004...............................................           5       23,522
    2005...............................................          --       15,772
    Thereafter.........................................          --       45,544
                                                         ----------   ----------
    Total minimum lease payments.......................       1,370     $163,075
    Less: Amount representing interest.................        (269)  ==========
                                                         ----------
    Total obligation under capital leases..............       1,101
    Less: Current portion..............................        (512)
                                                         ----------
    Long-term portion..................................   $     589
                                                         ==========

     Property and equipment, net, on the consolidated balance sheet includes $1.9 million and $2.3 million for equipment purchased under capital leases as of December 31, 2000 and 1999, respectively.

     Rental expense for all operating leases was approximately $31.9 million, $24.8 million, and $18.7 million for the years ended December 31, 2000, 1999 and 1998, respectively.

16.  Commitments and Contingencies:

     One of Snyder Communications' U.S. subsidiaries has standby letters of credit with a bank, totaling $8.6 million. The standby letters of credit renew annually and interest is charged at a rate of 1% per year.

     Snyder Communications is subject to lawsuits, investigations and claims arising out of the conduct of its business, including those related to commercial transactions, contracts, government regulation and employment matters. There are claims, suits and complaints that have been filed or are pending against Snyder Communications. In the opinion of management and based on the advice of legal counsel, no matters are pending which are expected to have a material effect on the financial position or results of operations of Snyder Communications if disposed of unfavorably.

17.  Related Parties:

     Snyder Communications' headquarters office space is leased from a third party, in which one of the former nonemployee directors of Snyder Communications has a minority ownership interest. Rent paid under this lease was $0.9 million, $1.2 million, and $1.1 million in 2000, 1999 and 1998, respectively.

     Snyder Communications performed some of its administrative functions, under an interim services agreement, on behalf of Ventiv Health, a company in which former directors of Snyder Communications are directors. The balance owed from Ventiv Health at December 31, 2000 and 1999 is approximately $0.1 million and $0.6 million, respectively. No interest is being charged on these outstanding amounts.

                          SNYDER COMMUNICATIONS, INC.

18.   Segment Information:

     SNC develops and delivers messages to both broad and targeted audiences through a broad range of communication channels. Circle.com provides Internet professional services. The SNC common stock and Circle.com common stock is intended to separately track the performance of SNC and Circle.com respectively, and each is reported as an operating segment.

                                                                 For the Years Ended December 31,
                                                             --------------------------------------
                                                                2000          1999          1998
                                                             -----------  -----------   ------------
                                                                        (in thousands)
Net Revenues:
     Circle.com...........................................  $    67,287   $    35,726    $    13,514
     SNC  ................................................      652,415       603,550        480,289
     Elimination of intersegment revenues ................         (659)         (796)            --
                                                            -----------   -----------    -----------
        Total.............................................  $   719,043   $   638,480    $   493,803
                                                            -----------   -----------    -----------

EBIT (excluding merger and related costs):
     Circle.com...........................................  $   (54,828)  $   (13,441)   $       498
     SNC  . ..............................................       47,129        86,351         73,963
                                                            -----------   -----------    -----------
        Total.............................................  $    (7,699)  $    72,910    $    74,461
                                                            -----------   -----------    -----------

Total Assets:
     Circle.com...........................................  $    89,046   $   112,975    $    13,697
     SNC  . ..............................................      731,365       682,995        482,230
     Discontinued operations..............................           --            --        119,727
     Other unallocated amounts ...........................           --            --            (40)
     Elimination of intersegment activity.................      (57,735)      (10,185)            --
                                                            -----------   -----------    -----------
        Total.............................................  $   762,676   $   785,785    $   615,614
                                                            -----------   -----------    -----------

Reconciliation of EBIT to Income (Loss)
   from Operations:
     Total EBIT for operating groups......................  $    (7,699)  $    72,910    $    74,461
     Merger and related costs.............................       92,550        23,395         39,514
                                                            -----------   -----------    -----------
     Income (loss) from operations........................  $  (100,249)  $    49,515    $    34,947
                                                            -----------   -----------    -----------
Geographic Information:
Net Revenues:
     United States........................................  $   517,119   $   459,254    $   335,728
     Europe...............................................      201,924       179,226        158,075
                                                            -----------   -----------    -----------
        Total.............................................  $   719,043   $   638,480    $   493,803
                                                            -----------   -----------    -----------

                          SNYDER COMMUNICATIONS, INC.

19. Selected Quarterly Financial Data (unaudited, in thousands):

      The following table summarizes financial data by quarter for Snyder Communications for 2000 and 1999. The gross profit, net income (loss) and SNC net income (loss) per share (diluted) for the quarters ended March 31, 2000, June 30, 2000 and September 30, 2000 have been restated from results previously included in the Snyder Communications Forms 10-Q to reflect the correction of amounts which were reported for one of SNC's agencies at which certain expenses were not recognized in the proper period. The revenues for the periods ended March 31, 2000, June 30, 2000 and September 30, 2000 have been restated to reflect a reclassification which results from the adoption of EITF 00-10 "Accounting for Shipping and Handling Fees and Costs" at another of SNC's agencies during the fourth quarter of 2000, which had the effect of increasing both revenues and cost of sales by equal amounts. The Circle.com results as reported in the Snyder Communications Forms 10-Q for these periods were not affected by these restatements.

                                                                             2000 Quarter Ended
                                                     -----------------------------------------------------------------
                                                       March 31     June 30    September 30   December 31       Total
                                                     ------------  ---------   -------------  ------------    ---------
                                                                  (in thousands, except per share amounts)

Revenues (as reported)...............................   $ 173,933  $ 176,959      $ 181,218      $ 186,527    $ 718,637

Revenues (as restated)...............................     174,074    177,071        181,371        186,527      719,043

Gross profit (as reported)...........................      52,795     54,624         51,599         56,346      215,364

Gross profit (as restated)...........................      47,972     51,615         49,607         56,346      205,540

Net income (loss) (as reported)......................         (47)     5,087        (97,652)       (19,412)    (112,024)

Net income (loss) (as restated)......................      (3,065)     3,283        (99,208)       (19,412)    (118,402)
SNC net income (loss) per share (diluted) (as
  reported)(a).......................................        0.06       0.13          (1.28)         (0.13)       (1.05)
SNC net income (loss) per share (diluted) (as
  restated)(a).......................................        0.02       0.10          (1.30)         (0.12)       (1.05)
Circle.com net income (loss) per share (diluted)
   (as reported - no change).........................       (0.21)     (0.19)         (0.22)         (1.27)       (1.89)

                          SNYDER COMMUNICATIONS, INC.

                                                                                1999 Quarter Ended
                                                         ---------------------------------------------------------------
                                                           March 31     June 30   September 30  December 31      Total
                                                         ------------  ---------  ------------  -----------    ---------
                                                                 (in thousands, except per share amounts)
Revenues.............................................      $ 138,082   $ 161,344     $ 165,977    $ 173,077    $ 638,480

Gross profit.........................................         47,703      52,254        46,257       57,443      203,657

Income (loss) from continuing operations.............         13,824      13,703        (8,632)      (1,797)      17,098
SNC income (loss) from continuing operations per
  share (diluted)(a).................................           0.20        0.20         (0.09)        0.08         0.39
Income (loss) from discontinued operations...........          5,090       7,549       (24,201)           -      (11,562)
SNC income (loss) from discontinued operations
  per share (diluted)................................           0.07        0.10         (0.33)           -        (0.16)
Net income (loss)....................................         18,914      21,252       (32,833)      (1,797)       5,536
SNC net income (loss) per share (diluted)(a).........           0.27        0.30         (0.42)        0.08         0.23
Circle.com net income (loss) per share
  (diluted)(a).......................................          (0.04)      (0.06)        (0.11)       (0.35)       (0.59)
Pro forma net income (loss) from continuing
  operations.........................................         13,824      13,703        (7,600)      (1,796)      18,131
SNC pro forma net income (loss) from continuing
  operations per share (diluted)(a)..................           0.20        0.20         (0.06)        0.08         0.40
Circle.com pro forma net income (loss) per share
  (diluted)(a).......................................          (0.04)      (0.06)        (0.11)       (0.35)       (0.59)

     The pro forma amounts include a provision for federal and state income taxes as if Snyder Communications had been a taxable C corporation for all periods presented.

(a) The sum of these amounts does not equal the annual amount because the quarterly calculations are based on varying numbers of shares outstanding.

20.  Loss on Disposition:

        In the third quarter of 2000, Snyder Communications disposed of a telemarketing business based in Brussels, Belgium and recorded a $12.4 million loss, which includes $8.2 million of goodwill, as a result of the disposition.

21.  Subsequent Events:

        On February 5, 2001, Havas Advertising, HAS Acquisition II Corporation and Snyder Communications entered into an Agreement and Plan of Merger (the "Circle.com Merger Agreement"), pursuant to which HAS II Acquisition Corporation will be merged with and into Snyder Communications, with Snyder Communications surviving as a subsidiary of Havas (the "Circle.com Merger"). Under the terms of the Circle.com Merger Agreement, holders of Snyder Communications Circle.com common stock will receive American Depositary Shares of Havas Advertising ("Havas Advertising ADSs"), the number of which will be based on a formula which values the Snyder Communications Circle.com common stock at $1.27 per share, and which will value the Havas Advertising ADSs based on an average closing sale price of the Havas Advertising ADS on The Nasdaq Stock Market's National Market System for the 20 days ending on the date immediately prior to the Circle.com Merger, subject to a minimum and maximum amount. The consummation of the Circle.com Merger is subject to conditions, including, among others, approval by the stockholders of each of Snyder Communications and Havas Advertising and receipt of all required regulatory approvals. Havas Advertising, through its ownership of the SNC common stock of Snyder Communications, is expected to have sufficient voting rights to approve the transaction at the Snyder Communications stockholders' meeting. The items included in the notes to the financial statements do not address any impact that the Circle.com Merger could have on the financial condition or results of operation of Snyder Communications.

                   REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

To the Stockholders of Snyder Communications, Inc.:

     We have audited in accordance with auditing standards generally accepted in the United States, the consolidated financial statements of Snyder Communications, Inc. included in this Form 10-K and have issued our report thereon dated February 21, 2001. Our audits were made for the purpose of forming an opinion on the basic consolidated financial statements taken as a whole.
Schedule II Valuation and Qualifying Accounts included in this Form 10-K is the responsibility of Snyder Communications' management and is presented for purposes of complying with the Securities and Exchange Commission's rules and is not part of the basic consolidated financial statements. This schedule has been subjected to the auditing procedures applied in the audits of the basic consolidated financial statements and, in our opinion, fairly states in all material respects the financial data required to be set forth therein in relation to the basic consolidated financial statements taken as a whole.

                                                 ARTHUR ANDERSEN LLP

Vienna, Virginia
February 21, 2001

                          SNYDER COMMUNICATIONS, INC.

                 SCHEDULE II VALUATION AND QUALIFYING ACCOUNTS
                 YEARS ENDED DECEMBER 31, 2000, 1999, AND 1998
                                (In thousands)

                                                               Deductions from
                                                  Additions      Reserve For
                                     Balance at   Charged to     Purpose for
                                    Beginning of   Cost and     Which Reserve   Translation    Balance at
                                        Year       Expense       was Created    Adjustment     End of Year
                                    ------------  ----------   ---------------  -----------    -----------
2000 allowance for
  doubtful accounts...........         $7,524      $12,840           $7,427      $    (26)       $12,911
1999 allowance for
  doubtful accounts...........          7,031        5,833            5,320           (20)         7,524
1998 allowance for
  doubtful accounts...........          3,893        3,775              731            94          7,031

                                     Balance at
                                    Beginning of               Deductions for   Translation    Balance at
                                        Year      Additions     Amounts Paid    Adjustment     End of Year
                                    ------------  ----------   ---------------  -----------    -----------
2000 accrual for integration
  activities..................         $   --      $12,256           $9,224      $     --        $ 3,032
1999 accrual for integration
  activities..................          2,320        1,540            3,860            --             --
1998 accrual for integration
  activities..................             --        2,625              305            --          2,320

                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

To the Stockholders of Snyder Communications, Inc.:


     We have audited the accompanying combined balance sheets of Circle.com (a business unit of Snyder Communications, Inc. as defined in Note 1 to the combined financial statements), as of December 31, 2000 and 1999, and the related combined statements of operations, changes in group equity and cash flows for each of the years in the three year period ended December 31, 2000. These combined financial statements are the responsibility of Snyder Communications, Inc.'s management. Our responsibility is to express an opinion on these combined financial statements based on our audits.

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

     In our opinion, the combined financial statements referred to above present fairly, in all material respects, the financial position of Circle.com as of December 31, 2000 and 1999, and the results of their operations and their cash flows for each of the years in the three year period ended December 31, 2000, in conformity with accounting principles generally accepted in the United States.

     Circle.com is a business unit of Snyder Communications, Inc. whose consolidated financial statements are presented herein. Reference should be made to Note 1 of the accompanying combined financial statements.

                                                           ARTHUR ANDERSEN LLP

Vienna, Virginia
February 21, 2001

                                   CIRCLE.COM
              (Circle.com represents the businesses that comprise
                        Snyder Communications' Internet
                       professional services business.)

                            COMBINED BALANCE SHEET
                                (in thousands)


                                                                                              December 31,
                                                                                        ------------------------
                                                                                           2000            1999
                                                                                        ----------     ---------
ASSETS
Current assets:
     Cash ..........................................................................    $   2,171       $   2,033
     Accounts receivable, net of allowance for doubtful accounts of $2,557
     and $858 at December 31, 2000 and 1999, respectively ..........................       13,799          11,982
     Receivables from pass-through costs ...........................................          647           1,122
     Unbilled services..............................................................        2,017           1,082
     Current portion of deferred tax asset .........................................        1,807             186
     Income tax receivable..........................................................            -           2,982
     Other current assets...........................................................          619             449
                                                                                        ---------       ---------
          Total current assets......................................................       21,060          19,836
                                                                                        ---------       ---------

Property and equipment, net.........................................................       11,269           7,957
Goodwill, net.......................................................................       48,662          83,842
Deferred tax asset..................................................................        7,130              26
Deposits and other assets...........................................................          925           1,314
                                                                                        ---------       ---------
          Total assets..............................................................     $ 89,046       $ 112,975
                                                                                        =========       =========

LIABILITIES AND INVESTMENTS AND ADVANCES FROM SNYDER COMMUNICATIONS
Current liabilities:
     Accrued payroll................................................................    $   3,699       $   2,602
     Accounts payable...............................................................        2,891           3,134
     Accrued expenses...............................................................        8,270          11,112
     Client advances................................................................        1,509           1,365
     Unearned revenue...............................................................          627           1,207
     Payable to SNC.................................................................       57,735           7,613
                                                                                       ----------       ---------
          Total current liabilities.................................................       74,731          27,033
                                                                                       ----------       ---------

Long term debt......................................................................            -          23,349
Long term obligations under capital leases..........................................          121             401
Commitments and contingencies
Investments and advances from Snyder Communications.................................       14,194          62,192
                                                                                        ---------       ---------
          Total liabilities and investments and advances from Snyder
             Communications.........................................................    $  89,046       $ 112,975
                                                                                        =========       =========

         The accompanying notes are an integral part of this combined balance sheet.

                                  CIRCLE.COM
              (Circle.com represents the businesses that comprise
       Snyder Communications' Internet professional services business.)

                       COMBINED STATEMENT OF OPERATIONS
                                (in thousands)

                                                                                 For the Years Ended December 31,
                                                                              --------------------------------------
                                                                                2000           1999            1998
                                                                              -------        --------        -------
  Net revenues...........................................................    $  67,287      $  35,726       $ 13,514
  Operating expenses:
       Professional services.............................................       40,281         21,990          7,114
       Office and general................................................       81,834         27,177          5,902
       Merger and related costs..........................................           --          3,825             --
                                                                             ---------      ---------       --------
  Income (loss) from operations..........................................      (54,828)       (17,266)           498
  Interest expense, net, including amounts to SNC of $2,518 and $71
     for the years ended December 31, 2000 and 1999, respectively........       (4,053)          (646)            --
                                                                             ---------      ---------       --------
  Income (loss) before income taxes......................................      (58,881)       (17,912)           498
  Income tax provision (benefit).........................................       (7,738)        (3,522)           500
                                                                             ---------      ---------       --------
       Net loss..........................................................    $ (51,143)     $ (14,390)      $     (2)
                                                                             =========      =========       ========

         The accompanying notes are an integral part of this combined statement of operations.

                                   CIRCLE.COM
          (Circle.com represents the businesses that comprise Snyder Communications' Internet professional services business.)

                COMBINED STATEMENT OF CHANGES IN GROUP EQUITY
                                (in thousands)

                                                                                           Other
                                                                          Retained     Comprehensive
                                                              Other       Earnings     Income (Loss)      Total
                                                            --------    -----------   --------------     -------
Balance at December 31, 1997............................      1,905         (370)          (4)             1,531
    Net loss............................................         --           (2)          --                 (2)
    Foreign currency translation adjustment.............         --           --           (9)                (9)
    Capital contribution................................      7,586           --           --              7,586
                                                           --------   ----------        -----          ---------
Balance at December 31, 1998............................      9,491         (372)         (13)             9,106
                                                           --------   ----------        -----          ---------
    Net loss............................................         --      (14,390)          --            (14,390)
    Foreign currency translation adjustment.............         --           --            6                  6
    Capital contribution................................     68,007           --           --             68,007
    Unrealized gain on marketable securities............         --           --            4                  4
    Loan to employees for purchase of stock.............       (541)          --           --               (541)
                                                           --------   ----------        -----          ---------
Balance at December 31, 1999............................     76,957      (14,762)          (3)            62,192
    Net loss............................................         --      (51,143)          --            (51,143)
    Foreign currency translation adjustment.............         --           --          (51)               (51)
    Capital contribution................................      3,048           --           --              3,048
    Loan to employees for purchase of stock.............        148           --           --                148
                                                           --------   ----------        -----          ---------
Balance at December 31, 2000............................   $ 80,153    $ (65,905)       $ (54)         $  14,194
                                                           ========   ==========        =====          =========

    The accompanying notes are an integral part of this combined statement of changes in group equity.

                                   CIRCLE.COM
              (Circle.com represents the businesses that comprise
                        Snyder Communications' Internet
                       professional services business.)

                       COMBINED STATEMENT OF CASH FLOWS
                                (in thousands)

                                                                               For the Years Ended December 31,
                                                                         -----------------------------------------
                                                                            2000             1999          1998
                                                                         ---------       ----------      ---------
Cash flows from operating activities:
    Net loss........................................................     $ (51,143)      $ (14,390)        $    (2)
    Adjustments to reconcile net loss to net cash
      used in operating activities:
        Depreciation and amortization...............................        13,175           4,824             557
        Write-off goodwill - closure of business unit...............        25,914              --              --
        Deferred taxes..............................................        (8,725)            (10)           (104)
        Non-cash expense for restricted stock.......................         1,204              --              --
        Loss on disposal of assets..................................           436              --              --
    Changes in assets and liabilities:
        Accounts receivable, net....................................        (1,817)         (7,453)           (923)
        Receivables from pass-through costs.........................           475           1,729            (870)
        Unbilled services...........................................          (935)           (663)           (229)
        Taxes receivable............................................         2,982          (2,982)             --
        Other current assets........................................          (170)             64              48
        Deposits and other assets...................................           389          (1,144)            (56)
        Accrued payroll, accounts payable and accrued expenses......         3,175          (2,769)            388
        Client advances.............................................           144             872             493
        Unearned revenue............................................          (580)            405              --
                                                                         ---------       ---------         -------
            Net cash used in operating activities...................       (15,476)        (21,517)           (698)
                                                                         ---------       ---------         -------
Cash flows from investing activities:
    Purchase of property and equipment..............................        (7,685)         (5,965)         (1,232)
    Purchase of subsidiaries and other intangibles..................        (3,539)         (1,450)           (636)
    Cash at acquired subsidiary.....................................            --           4,863              90
                                                                         ---------       ---------         -------
            Net cash used in investing activities...................       (11,224)         (2,552)         (1,778)
                                                                         ---------       ---------         -------
Cash flows from financing activities:
        Investment and advances from Snyder Communications, net.....            --          20,535           2,491
        Borrowings from SNC intra-company line of credit ...........        26,773           7,613              --
        Loans to employees for purchase of stock ...................           148            (541)             --
        Payment on capital lease obligations........................          (284)           (210)             --
        Proceeds from exercise of options ..........................           161              --              --
        Net borrowings (repayments) of line of credit...............            --          (1,301)             --
                                                                         ---------       ---------         -------
            Net cash provided by financing activities...............        26,798          26,096           2,491
                                                                         ---------       ---------         -------
Effect of exchange rate changes.....................................            40               6             (15)
Net increase in cash and equivalents................................           138           2,033              --
Cash and equivalents, beginning of period...........................         2,033              --              --
                                                                         ---------       ---------         -------
Cash and equivalents, end of period.................................    $    2,171       $   2,033         $    --
                                                                         =========       =========         =======
Disclosure of supplemental cash flow information:
      Cash paid during the period for interest......................            78               2              --
      Cash paid for income taxes....................................           181              76              --
Disclosure of noncash activities:
      Businesses acquired with Snyder Communications common stock...    $    1,674       $  47,655         $ 5,095
      Assumption of debt for acquisition of subsidiaries............            --          23,349              --
      Tax benefit from exercise of options..........................             9              --              --
      Increase in payable to SNC for payment of long term debt......        23,349              --              --

         The accompanying notes are an integral part of this combined statement of cash flows.

                                  CIRCLE.COM

                    NOTES TO COMBINED FINANCIAL STATEMENTS

1.   Organization, Basis of Presentation and Business:

   Organization

     Snyder Communications Inc., a Delaware corporation ("Snyder Communications"), was incorporated on June 25, 1996, to continue the business operations of Collegiate Marketing and Communications, L.P., which was founded in 1988. Snyder Communications provides direct marketing, advertising and communications services and Internet professional services. Circle.com is a business unit of Snyder Communications which consists of the assets and operations of the Internet professional services part of Snyder Communications' business.

     The combined financial statements of Circle.com should be read in conjunction with the consolidated financial statements of Snyder Communications.

   Capitalization of Snyder Communications

     Snyder Communications completed an initial public offering of its common stock on September 24, 1996. On October 22, 1999 Snyder Communications completed a recapitalization (the "Recapitalization") in which the existing Snyder Communications common stock was replaced by two new series of common stock: the Circle.com common stock and the SNC common stock. The Circle.com common stock separately tracks the performance of Snyder Communications' Internet professional services business unit. The SNC common stock separately tracks the performance of the remaining Snyder Communications businesses, which Snyder Communications refers to as SNC business unit, and a retained interest in Circle.com. Each share of existing Snyder Communications common stock was converted at the time of the Recapitalization into one share of SNC common stock and .25 of a share of Circle.com common stock. On September 26, 2000, Havas Advertising, a global advertising and communications company organized under the laws of France, acquired all of the issued and outstanding shares of SNC common stock through the merger of one of its wholly-owned subsidiaries into Snyder Communications (the "SNC Merger"). In the SNC Merger, shares of existing SNC common stock were exchanged for Havas Advertising American Depository Shares. As a result of the SNC Merger, Havas Advertising owns all of the Snyder Communications SNC common stock and Snyder Communications has become a majority-owned subsidiary of Havas Advertising. The Circle.com common stock was not affected by the SNC Merger and remained outstanding following the SNC Merger. See Note 11.

     The SNC common stock and Circle.com common stock constitute common stock of Snyder Communications, and the issuance of these classes of stock did not result in any transfer of assets or liabilities of Snyder Communications or any of its affiliates. Snyder Communications issued shares of Circle.com common stock initially representing 80% of the equity value attributed to Circle.com. The remaining 20% equity value attributed to Circle.com initially constituted SNC's "retained interest" in Circle.com. The SNC retained interest had decreased to 16.5% at December 31, 2000 as a result of the issuance of additional shares of Circle.com common stock following the Recapitalization.

     Holders of Circle.com common stock and SNC common stock are stockholders of a single company, Snyder Communications. Circle.com and SNC are not separate legal entities. As a result, stockholders are subject to all of the risks associated with an investment in Snyder Communications and all of its businesses, assets, and liabilities. The issuance of Circle.com common stock and SNC common stock and the allocation of the assets and liabilities between Circle.com and SNC did not result in a distribution or spin-off of any assets or liabilities of Snyder Communications and did not affect ownership of any assets or responsibility for liabilities of Snyder Communications or any of its subsidiaries. The assets of Snyder Communications

                                  CIRCLE.COM
attributed to Circle.com could be subject to the liabilities of SNC, whether such liabilities arise from lawsuits, contracts, or indebtedness attributable to SNC. If Snyder Communications is unable to satisfy SNC's liabilities out of assets attributed to it, Snyder Communications may be required to satisfy these liabilities with assets attributed to Circle.com.

     Financial effects arising from one group that affect Snyder Communications' consolidated results of operations or financial condition could, if significant, affect the results of operations or financial condition of the other group and the market price of the common stock relating to the other group.

   Basis of Presentation

     The combined financial statements of Circle.com comprise all of the accounts included in the business that comprise Snyder Communications' Circle.com business unit. The separate combined financial statements give effect to the accounting policies implemented with the consummation of the Recapitalization, including those applicable to the allocation of expenses. The separate Circle.com combined financial statements have been prepared on a basis that management believes to be reasonable and appropriate and reflect (1) the combined financial position, results of operations, and cash flows of the businesses that comprise the Snyder Communications' Circle.com business unit, with all significant intracompany (within SNC and Circle.com, respectively) transactions and balances eliminated, and (2) in corporate assets and liabilities of Snyder Communications and related transactions associated with or conducted by Circle.com, including allocated portions of Snyder Communications' overhead and administrative shared services. Intercompany transactions between Circle.com and SNC have not been eliminated in Circle.com's combined financial statements, except in instances where they have not been realized by SNC.

     Circle.com recorded $85,080 and $796,000 of revenue for services provided to SNC during 2000 and 1999, respectively. There were no intercompany transactions in 1998.

     Circle.com recorded $574,156 of expenses associated with services purchased from SNC in 2000. Circle.com did not purchase services from SNC in 1999.

     Circle.com recorded $2,517,882 and $70,646 of interest expense on its intra-group revolving credit-line from SNC in 2000 and 1999, respectively.

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

   Pooling of Interests Transactions

     Throughout 1998, Snyder Communications completed acquisitions that were accounted for as pooling of interests for financial reporting purposes. Snyder Communications' consolidated financial statements have been retroactively restated to reflect the consolidated financial position and consolidated results of operations and cash flows of Snyder Communications and the pooled entities, after elimination of all significant intercompany transactions, for all periods presented, giving effect to the acquisitions as if they had occurred at the beginning of the earliest period presented. A portion of these pooled entities have been included in the combined operations of Circle.com.

                                  CIRCLE.COM

     The following details revenues and net income (loss) for each of the years ended December 31, 2000 1999 and 1998, of Circle.com and the portion of the pooled entities included in Circle.com through the dates of their respective acquisitions:

                                                              For the Years Ended December 31,
                                                             ----------------------------------
                                                                2000        1999        1998
                                                             ---------   ---------    ---------
                                                                       (in thousands)
Revenues:
     Circle.com.......................................       $  67,287   $  35,726    $  13,037
     Pooled Entities..................................              --          --          477
                                                             ---------   ---------    ---------
                                                             $  67,287   $  35,726    $  13,514
                                                             =========   =========    =========
Net Income (loss):
     Circle.com.......................................       $ (51,143)  $ (14,390)   $     284
     Pooled Entities..................................              --          --         (286)
                                                             ---------   ---------    ---------
                                                             $ (51,143)  $ (14,390)   $      (2)
                                                             =========   =========    =========

   Business

     Circle.com is a provider of Internet professional services that creates Internet-based customer relationship management systems for clients to identify, acquire and retain customers. Circle.com's operations are conducted in the United States and the United Kingdom.

     There are important risks associated with Circle.com's business and financial results. Circle.com has experienced operating losses since it began operations and may not generate sufficient revenue from operations in the future. If Circle.com fails to generate sufficient cash from operations, management will need to identify other sources of funds, including SNC. Available sources of financing may not be on terms that are favorable or reasonable from management's perspective. Other risks include: (i) competitors with capabilities and resources equal to or greater than Circle.com; (ii) potential competition between SNC and Circle.com; (iii) the ability to recruit and retain qualified personnel; (iv) reliance on significant clients; (v) dependency on industry trends toward Internet usage; (vi) potential adverse effects of fluctuations in foreign exchange rates; (vii) the ability to sustain and manage future growth; (viii) the ability to keep pace with rapid changes in communications technologies; and (ix) the risks associated with Circle.com's reliance on technology and the risk of business interruption resulting from a temporary or permanent loss of such technology.

   Unaudited Pro Forma Information

     During 1999, Snyder Communications completed purchase business combinations including Tsunami Consulting Group, Inc., Natural Intelligence, Inc., Interactive Bureau and NetMarquee for total consideration paid of approximately $68.8 million (19,412 shares of Snyder Communications common stock, 4,555,217 shares of Circle.com common stock and $22.1 million in cash). These purchase business combinations resulted in additional goodwill of approximately $73.5 million. Each of these acquired businesses became part of Circle.com's business. Circle.com did not complete any purchase business combinations in 2000.

                                  CIRCLE.COM

          The following table presents pro forma financial information as if the 1999 purchases had been consummated at the beginning of the period presented and all of Circle.com's operations had been taxed as a C corporation.

                                                               For the Year
                                                                   Ended
                                                                December 31,
                                                               --------------
                                                                    1999
                                                               --------------
                                                               (in thousands)
                                                                (unaudited)

     Pro forma revenues....................................      $  50,908
     Pro forma net loss....................................      $ (15,728)

2.   Summary of Significant Accounting Policies:

   Allocation Policies

     Certain operations of Circle.com and SNC are conducted within the same subsidiaries of Snyder Communications. Therefore, in the case where a subsidiary of Snyder Communications contains operations of both Circle.com and SNC, it is necessary to allocate operating costs as more fully described in the following sections. In addition, the Board of Snyder Communications has established allocation policies with respect to taxes and debt as discussed below. Any prospective change in the following allocation policies will be treated as a change in accounting principle and will not be made unless it is a preferable policy.

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

     Shared Operating Expenses. Several company locations and personnel are involved in conducting the business of both Circle.com and SNC. In the case of employees which are involved in both businesses, the employee costs are allocated to Circle.com and SNC based on estimated time spent by the employees in the respective businesses. Facility costs fall into two categories: (1) facility costs for space in which the actual operations of Circle.com and SNC are conducted; and (2) facility costs for space in which the shared overhead activities of executive management, human resources, legal, information technology, accounting and auditing, tax, treasury, strategic planning functions and any other overhead functions occur. In the case of facility cost for space in which the actual operations of Circle.com and SNC are conducted, the cost of the space is allocated to Circle.com and SNC based on square footage used by each respective business. In the case of facility costs for space in which shared overhead activities occur, the cost of the space is allocated to Circle.com and SNC based on estimated time spent by the overhead employees on matters relating to Circle.com and SNC, respectively. Similarly, the other costs associated with the overhead employees, such as depreciation of computer and office equipment, employee travel and entertainment and other costs, are allocated to Circle.com and SNC based on estimated time spent by the shared overhead

                                  CIRCLE.COM
employees relating to matters of the respective divisions. The totals for the allocated portion of Circle.com operating expenses were $7.2 million, $7.6 million, and $3.1 million for the years ended December 31, 2000, 1999, and 1998, respectively. As discussed above, overhead costs at shared locations which are specifically identifiable to the operations of Circle.com or SNC are attributed entirely to the respective business.

     Debt and Interest Expense. Snyder Communications incurs debt on behalf of Circle.com and SNC. Snyder Communications will attribute each future incurrence or issuance of external debt and the proceeds of that incurrence or issuance to SNC, to the extent the proceeds are used for the benefit of SNC, and to Circle.com, to the extent the proceeds are used for the benefit of Circle.com. Interest cost related to the debt attributed to SNC and Circle.com is allocated to those entities based on the amount of principle attributed to each business. In the case of pooled debt, such as a revolving credit facility, a weighted average interest rate is used in calculating interest expense for Circle.com and SNC. Other than $12.3 million of debt allocated to Circle.com at the date of the Recapitalization, all cash advances and businesses attributed to Circle.com through that date have been considered a capital contribution to Circle.com by Snyder Communications. Following the Recapitalization, Snyder Communications is accounting for all cash transfers from one group to, or for the account of, the other group as intra-group interest-bearing revolving credit advances unless the Board determines that a given transfer or type of transfer should be accounted for as a long-term loan; Snyder Communications' board of directors determines that a given transfer or type of transfer should be accounted for as a capital contribution increasing SNC's retained interest in Circle.com, based on the fair market value of Circle.com common stock at the time of the additional capital contribution; or the Board determines that a given transfer or type of transfer should be accounted for as a return of capital reducing SNC's retained interest in Circle.com, based on the fair market value of Circle.com common stock at the time of the return of capital. Any cash transfer accounted for as an inter-group revolving credit advance bears interest at the rate at which Snyder Communications determines that it can borrow those funds on a revolving credit basis. As of December 31, 2000 and 1999, SNC had advanced $57.7 million and $7.6 million, respectively, to Circle.com as a revolving credit advance. Any cash transfer accounted for as a long-term loan will have an interest rate, amortization, maturity, and other terms that generally reflect the then prevailing terms on which Snyder Communications determines that it could borrow those funds. Any cash transfers from Snyder Communications to Circle.com accounted for as a capital contribution will correspondingly increase Circle.com's stockholders' equity and SNC's retained interest in Circle.com. Any cash transfer from Circle.com to Snyder Communications accounted for as a return of capital will correspondingly reduce Circle.com's stockholders' equity and SNC's retained interest in Circle.com. As a result, with respect to the allocation of interest and debt, the historical financial statements will not be comparable to future periods.

     During 1999 until the date of the Recapitalization and during the year ended December 31, 1998, Snyder Communications advanced cash to Circle.com of $20.5 million and $2.5 million, respectively, which has been considered a capital contribution to Circle.com. The following table presents pro forma information as if the 2000 and 1999 cash advances were treated as inter-group interest bearing revolving credit advances, as this is the policy which is in effect following the Recapitalization.

                                  CIRCLE.COM

                                                                       For the Years Ended December 31,
                                                                    -------------------------------------
                                                                          2000                1999
                                                                    -----------------   -----------------
                                                                        (unaudited)       (unaudited)
                                                                               (in thousands)

Income (loss) from operations.....................................           $(54,828)          $(17,266)
Interest expense, net.............................................             (5,922)            (1,517)
                                                                             --------           ---------
Income (loss) from continuing operations before income taxes......            (60,750)           (18,783)
Income tax provision (benefit)....................................             (8,392)            (3,740)
                                                                             --------           ---------
Pro forma income (loss) from continuing operations................           $(52,358)          $(15,043)
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

     Unless otherwise noted above, these expense policies have been consistently applied on a historical basis and will continue to be Snyder Communications' policy for future periods, unless the Board of Snyder Communications augments, modifies, or rescinds these policies. In the opinion of management, the methods for allocating these costs are reasonable. It is not practicable to estimate the costs that would have been incurred by Circle.com if it had been operated on a stand-alone basis or as a separate legal entity. Circle.com's combined financial statements should be read in conjunction with Snyder Communications' consolidated financial statements.

   Receivables From Pass-Through Costs

     Receivables from pass-through costs relate to services purchased from third parties, principally media placement costs, on behalf of clients, for which no revenue is recorded.

   Property and Equipment

     Property and equipment is stated at cost. Depreciation of furniture, fixtures and office equipment is on a straight-line basis over three to ten years; and computer equipment over two to five years. Leasehold improvements are amortized on a straight-line basis over the shorter of the term of the lease or the estimated useful lives of the improvements.

     When assets are retired or sold, the cost and related accumulated depreciation and amortization are removed from the accounts, and any gain or loss is reflected in income.

   Revenue Recognition

     Revenues from Internet professional services are recognized based on the nature of the contract when they are realized or realizable and earned. Revenues from fixed price contracts are recognized using the proportional performance method based on the ratio of costs incurred to total estimated costs. Revenue from time-and-materials contracts are recognized as time and expenses are incurred.

     Unbilled receivables are amounts due from customers for services performed but not yet billed. Unearned revenue is revenue collected in advance that is not earned and will be recognized in future periods as it is earned through the performance of services. Client advances are deposits or funds received in advance from clients for payments to be made to third parties on behalf of clients.

                                  CIRCLE.COM

   Goodwill

     Goodwill equal to the fair value of consideration paid in excess of the fair value of net assets purchased has been recorded in conjunction with Circle.com's purchase business combinations and is being amortized on a straight-line basis over periods of four to ten years.

     When conditions or events occur that management believes might indicate that the goodwill or any other intangible asset is impaired, an analysis of estimated future undiscounted cash flows is undertaken to determine if any write down in the carrying value of the asset is required. During the year ended December 31, 2000, Snyder Communications determined that $25.9 million of goodwill had become impaired as a result of the decision to close a Circle.com business unit acquired in 1999. As a result, Circle.com recorded a $25.9 million charge to write the goodwill off. The $25.9 million charge is included in office and general expense in the accompanying combined statement of operations for the year-ended December 31, 2000. The analysis of estimated future undiscounted cash flows showed that no further impairment of goodwill existed at December 31, 2000. The preparation of projections of future undiscounted cash flows involves the use of a combination of available facts, data, assumptions and judgment. It is therefore possible that actual results may differ significantly from the projections used to conclude that no further impairment of goodwill existed at December 31, 2000. If actual results are significantly worse than the projections developed it is possible that Circle.com could conclude in the future that an additional amount of goodwill is impaired.

   Income Taxes

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

     Deferred income taxes are reflected separately on the balance sheet of Circle.com. Prior to the Recapitalization, current taxes payable and receivable from Snyder Communications were included in net investments and advances from Snyder Communications.

     Prior to their merger with Snyder Communications, some of the U.S.-based pooled entities were treated as S corporations or limited liability companies for income tax purposes. Accordingly, no provision for federal or state income taxes, except in states that do not recognize S corporations or limited liability companies, has been made for these entities through the date of their mergers within the accompanying combined financial statements.

                                  CIRCLE.COM

   Unaudited Pro Forma Income (Loss) Data

     The unaudited pro forma net income (loss) amounts include a provision for federal and state income taxes as if Circle.com had been a taxable C corporation for all periods presented. The pro forma income tax rate reflects the combined federal, state and foreign income taxes of approximately 19.7%, and 75.3% for the years ended December 31, 1999 and 1998, respectively. There were no pooling transactions in 2000.

     The table below presents the calculation of pro forma net income (loss):

                                                                  For the Years Ended
                                                                      December 31,
                                                                ------------------------
                                                                   1999          1998
                                                                ----------    ----------
                                                                      (unaudited)
                                                                     (in thousands)
       Historical income (loss) before income taxes.........     $ (17,912)   $      498
       Pro forma provision (benefit) for income taxes.......        (3,522)          375
                                                                ----------    ----------
       Pro forma net income (loss)..........................     $ (14,390)   $      123
                                                                ==========    ==========

     The table below presents the calculation of pro forma net income (loss) had the income tax provision (benefit) been calculated as if Circle.com had been taxable as a "C" corporation on a separate return basis:

                                                                     For the Years Ended December 31,
                                                                  -------------------------------------
                                                                      2000         1999         1998
                                                                  -----------   ----------   ----------
                                                                               (unaudited)
                                                                              (in thousands)
       Historical income (loss) before income taxes.........         $(58,881)    $(17,912)         498
       Pro forma provision (benefit) for income taxes.......               --           --           --
                                                                  -----------   ----------   ----------
       Pro forma net income (loss)..........................         $(58,881)    $(17,912)         498
                                                                  ===========   ==========   ==========

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

     The Black-Scholes option-pricing model has been used to estimate the value of the options granted during 2000, 1999 and 1998. For options granted during 2000, the model uses a risk-free interest rate of 6.19%, dividend yield of zero, stock volatility of 141.9% with an expected life of 5 years. For options granted during 1999, the model uses a risk-free interest rate of 6.36%, dividend yield of zero, stock volatility of 117.0% with an expected life of 5 years. For options granted during 1998, the model uses a risk-free interest rate of 4.56%, dividend yield of zero, stock volatility of 58.0% with an expected life of 5 years.

     The weighted average option fair value on the grant date was $3.16 for options issued during the year

                                  CIRCLE.COM
ended December 31, 2000.

     If Circle.com had recorded compensation expense using the fair value based method prescribed by SFAS No. 123, Circle.com's 2000, 1999 and 1998 pro forma net income, which reflects a pro forma adjustment for income taxes, would have been reduced to the following as adjusted amounts:

                                                                                      As of December 31,
                                                                         ------------------------------------------
                                                                            2000             1999           1998
                                                                         -----------     -----------    -----------
                                                                                (in thousands)
Pro forma net income (loss):
As reported.......................................................           $(51,143)     $(14,390)       $   123
As adjusted.......................................................           $(58,747)     $(23,895)       $(3,552)

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

   Fair Value of Financial Instruments

     SFAS No. 107, "Disclosures about Fair Value of Financial Instruments," requires disclosure of the fair value of certain financial instruments. For purposes of this disclosure, the fair value of a financial instrument is the amount at which the instrument could be exchanged in a current transaction between willing parties. Cash and equivalents, accounts receivable, unbilled services and accounts payable approximate fair value because of the relatively short maturity of these instruments. Long-term debt and amounts payable to SNC approximate fair value because they both carry a variable interest rate.

     Concentration of Credit Risk

     Concentration of credit risk is limited to cash and equivalents, accounts receivable and unbilled services. Collateral or other security to support clients' receivables is not required.

     During the years ended December 31, 2000 and 1999, no one client represented greater than 8.9% of Circle.com's total revenue. For the year ended December 31, 1998, Circle.com had two clients, which accounted for 13.9% and 11.1% of Circle.com's total revenue.

                                  CIRCLE.COM

New Accounting Pronouncements

     During 1998, Circle.com adopted Statement of Financial Accounting Standards No. 130, "Reporting Comprehensive Income" ("SFAS No. 130"). Included within investments and advance from Snyder Communications are the cumulative amounts for foreign currency translation adjustments. The cumulative foreign currency translation adjustment was $54,000 loss and $7,000 loss as of December 31, 2000 and 1999, respectively. The cumulative unrealized gain on marketable securities is $4,000 at December 31, 1999.

     During 1998, Snyder Communications adopted Statement of Financial Accounting Standards No. 131, "Disclosures About Segments of an Enterprise and Related Information" ( "SFAS No. 131 "). Circle.com operates in one reportable segment as a provider of Internet professional services. The geographic information required by SFAS No. 131 is disclosed in Note 10.

     During 1998, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities" (SFAS No. 133). This statement was originally effective for all fiscal quarters of fiscal years beginning after June 15, 1999; however, during the second quarter of 1999 the FASB issued SFAS No. 137, "Accounting for Derivative Instruments and Hedging Activities-Deferral of the Effective Date of FASB Statement No. 133," which deferred the effective date until June 15, 2000. In June 2000, the FASB issued SFAS No. 138, "Accounting for Certain Derivative Instruments and Certain Hedging Activities," an amendment to SFAS 133, which required that all companies be in compliance with SFAS No. 133 as of January 1, 2001. The adoption of SFAS No. 133 and its related amendments has not had a significant impact on Snyder Communications consolidated financial statements as it does not currently engage in derivative instruments.

3.   Property and Equipment:

     Property and equipment consist of the following:

                                                As of December 31,
                                             -----------------------
                                                 2000       1999
                                             -----------  ----------
                                                 (in thousands)

     Computers and equipment.......            $  9,094   $  6,049
     Leasehold improvements........               4,322      2,137
     Furniture and fixtures........               2,924      2,446
                                               --------   --------
                                                 16,340     10,632
     Accumulated depreciation......              (5,071)    (2,675)
                                               --------   --------
                                               $ 11,269   $  7,957
                                               ========   ========

     Depreciation expense totaled $3.9 million, $1.0 million, and $0.4 million, in 2000, 1999, and 1998, respectively.

                                  CIRCLE.COM

4.   Goodwill:

     Goodwill consists of the following:

                                                 As of December 31,
                                             -------------------------
                                                2000           1999
                                             ----------     ----------
                                                   (in thousands)

Goodwill...........................          $   57,517     $   87,712
Accumulated amortization...........              (8,855)        (3,870)
                                             ----------     ----------
                                             $   48,662     $   83,842
                                             ==========     ==========

     Amortization expense of goodwill totaled $9.3 million (excluding a write-off of $25.9 million of goodwill as the result of the closure of a business unit), $3.8 million and $0.1 million in 2000, 1999, and 1998, respectively.

5.   Debt:

   Lines of Credit

     Lines of credit consist of the following:

                                                                                             As of December 31,
                                                                                          -----------------------
                                                                                               2000       1999
                                                                                          -----------  ----------
                                                                                               (in thousands)
      U.S. bank line of credit, prime rate or LIBOR plus a margin ranging from
      0.875% to 1.875% (average weighted interest rate of 7.725% at
      December 31, 2000), $195 million maximum borrowing limit, canceled September
      2000.........................................................................       $        --  $   23,349

         On September 27, 2000, Snyder Communications repaid the amount due of $182.5 million under its $195 million unsecured credit facility, using the proceeds from a $240 million intercompany loan from a Havas Advertising subsidiary, and then terminated the credit facility. Of the $182.5 million which was repaid under the credit facility, $23.3 million had been allocated to Circle.com. As a result, the $23.3 million external debt under the Snyder Communications credit facility which had been attributable to Circle.com has been refinanced by increasing the intra-group revolving loan from SNC to Circle.com by $23.3 million. The $57.7 million intra-group revolving loan from SNC is interest bearing and has no set amortization schedule or maturity date. Interest on the intra-group revolving loan is charged by SNC to Circle.com at the rate at which Snyder Communications believes it could borrow the funds on a revolving credit basis. The interest rate in effect on the $57.7 million outstanding under the intra-group revolving loan at December 31, 2000 was approximately 7.3%.

                                  CIRCLE.COM
              NOTES TO COMBINED FINANCIAL STATEMENTS-(Continued)


6.   Income Taxes:

     Circle.com's income tax provision (benefit) includes the following components:

                                                     For the Years Ended December 31,
                                                  --------------------------------------
                                                      2000          1999         1998
                                                  -----------   -----------   ----------
                                                               (in thousands)
     Current:
        U.S.--Federal........................     $       335   $    (2,869)  $      635
        U.S.--State and city.................              71          (158)         175
        Foreign..............................            (335)         (342)        (206)
                                                  -----------   -----------   ----------
                                                           71        (3,369)         604
                                                  -----------   -----------   ----------
     Deferred:
        U.S.--Federal........................          (7,058)         (124)         (97)
        U.S.--State and city.................            (785)          (29)         (27)
        Foreign..............................              34            --           20
                                                  -----------   -----------   ----------
                                                       (7,809)         (153)        (104)
                                                  -----------   -----------   ----------
        Income tax provision (benefit).......     $    (7,738)  $    (3,522)  $      500
                                                  ===========   ===========   ==========

     The provision (benefit) for taxes on income differs from the amount computed by applying the U.S. federal statutory rate as a result of the following:

                                                                     For the Years Ended December 31,
                                                                  -------------------------------------
                                                                        2000       1999        1998
                                                                  -----------  -----------  -----------
     Taxes at statutory U.S. federal income tax rate..........           35.0%        35.0%        35.0%
     Income taxed directly to owners..........................             --           --         24.9
     State and city income taxes, net of federal tax benefit..            0.8          0.2         15.7
     Foreign tax rate differential............................           (0.1)        (0.3)         4.8
     Goodwill amortization....................................          (21.3)        (7.5)        10.4
     Acquisition costs and other permanent differences........           (1.2)        (7.7)         9.6
                                                                  -----------  -----------  -----------
     Effective tax rate.......................................           13.2%        19.7%       100.4%
                                                                  ===========  ===========  ===========

     Deferred income taxes are recorded based upon differences between the financial statement and tax bases of assets and liabilities. As of December 31, 2000 and 1999, temporary differences that give rise to the deferred tax assets and liabilities consist of the following (in thousands):

                                  CIRCLE.COM
              NOTES TO COMBINED FINANCIAL STATEMENTS-(Continued)

                                                       As of December 31,
                                                    -----------------------
                                                       2000         1999
                                                    ----------   ----------
                                                         (in thousands)

     Reserve for doubtful accounts...............   $      391           68
     Accrued expenses ...........................        1,096          192
     Tax losses of subsidiaries..................        8,574          410
     Other.......................................          618          119
                                                    ----------   ----------
     Gross deferred tax asset....................       10,679          789
                                                    ----------   ----------
     Property and equipment......................         (107)          --
     Other.......................................           (1)        (167)
                                                    ----------   ----------
     Gross deferred tax liabilities..............         (108)        (167)
                                                    ----------   ----------
     Valuation allowance.........................       (1,634)        (410)
                                                    ----------   ----------
     Net deferred tax asset......................   $    8,937   $      212
                                                    ==========   ==========

     Several of Circle.com's subsidiaries have operating loss tax carryforwards. The amounts and respective expiration dates of operating loss tax carryforwards are as follows: Federal net operating losses generated in 2000 of approximately $19.0 million expires in 2020. State net operating losses generated in 1999 and 2000 of approximately $30.9 million expires between 2004 and 2020 (approximately $10.8 million expires in 2020, $9.8 million expires in 2019 and approximately $10.3 million expires in 2004 and 2005). At December 31, 2000 and 1999, management determined that a valuation allowance against the deferred tax asset associated with these tax losses was required for several of these subsidiaries. The valuation allowance increased by $1.2 million to $1.6 million in 2000 from $0.4 million in 1999. Management continually assesses whether Circle.com's deferred tax asset is realizable and believes that the deferred tax asset, net of the valuation allowance, is realizable at December 31, 2000.

7.   Merger, Recapitalization and Related Costs

     Circle.com recorded $3.8 million in merger and related costs during 1999 related to the Recapitalization in which the Snyder Communications common stock was replaced by the SNC common stock and the Circle.com common stock. The costs consist of investment banking fees, legal and accounting fees, employee bonuses, SEC registration fees, printing fees and other related costs.

8.   Employee Benefits:

     A portion of the costs of the defined contribution benefit plans maintained by Snyder Communications has been allocated to Circle.com. Circle.com's pension and profit sharing costs related to these plans amounted to approximately $428,473, $208,973, and $48,000 for the years ended December 31, 2000, 1999 and
1998, respectively.

     During 1999, Snyder Communications established an employee stock purchase plan (the "ESPP") pursuant to which Circle.com made available for sale to employees shares of either SNC or Circle.com common stock at a price equal to 85% of the lower of the market value on the first or last day of each calendar quarter. The ESPP is intended to give Circle.com employees the opportunity to purchase shares of common stock through payroll deductions. During 2000 and 1999 a total of 24,953 and 5,315 shares of Circle.com common stock, respectively, were issued under the ESPP. The Snyder Communications' Board of Directors terminated the ESPP on September 1, 2000.

                                  CIRCLE.COM
              NOTES TO COMBINED FINANCIAL STATEMENTS-(Continued)

9.   Commitments and Contingencies:

     Snyder Communications and Circle.com are subject to lawsuits, investigations and claims arising out of the conduct of their respective businesses, including those related to commercial transactions, contracts, government regulation and employment matters. There are claims, suits and complaints that have been filed or are pending against Snyder Communications. In the opinion of management and based on the advice of legal counsel none of the pending claims would have a material effect on the financial position or results of operations of Snyder Communications or Circle.com if disposed of unfavorably.

     Circle.com leases facilities, office equipment and other assets. The following is a schedule of future minimum lease payments for capital leases and for operating leases at December 31, 2000 (in thousands):

                                                          Capital   Operating
        Years Ending December 31,                         Leases      Leases
        -------------------------                       ----------  ----------
        2001 .......................................    $      238  $    5,265
        2002 .......................................           126       5,626
        2003 .......................................            16       5,616
        2004 .......................................             5       5,463
        2005 .......................................            --       4,551
        Thereafter..................................            --      16,059
                                                        ----------  ----------
        Total minimum lease payments................           385  $   42,580
                                                                    ==========
        Less: Amount representing interest..........           (72)
                                                        ----------
        Total obligation under capital lease........           313
        Less: Current portion.......................          (192)
                                                        ----------
        Long-term portion...........................    $      121
                                                        ==========

     Property and equipment, net, on the accompanying combined balance sheet includes $600,000 for equipment purchased under capital leases as of December 31, 2000 and 1999.

     Rental expense for all operating leases was approximately $4.2 million, $2.4 million, and $0.4 million for the years ended December 31, 2000, 1999, and 1998, respectively.

10.  Geographic Information:

     Circle.com operates in one reportable segment as a provider of Internet professional services. Revenues by geographic area were as follows:

                                             For the Years Ended December 31,
                                            -----------------------------------
                                                2000        1999       1998
                                            ----------- ----------- -----------
                                                      (in thousands)
       Revenues:
            United States                   $    55,624 $    30,771 $    11,251
            Europe                               11,663       4,955       2,263
                                            ----------- ----------- -----------
               Total                        $    67,287 $    35,726 $    13,514
                                            =========== =========== ===========

11.  Subsequent Events:

         On February 5, 2001, Havas Advertising, HAS Acquisition II Corporation and Snyder Communications entered into an Agreement and Plan of Merger (the "Circle.com Merger Agreement"), pursuant to which HAS II Acquisition Corporation will be merged with and into Synder

                                  CIRCLE.COM
              NOTES TO COMBINED FINANCIAL STATEMENTS-(Continued)

Communications, with Snyder Communications surviving as a subsidiary of Havas Advertising (the "Circle.com Merger"). Under the terms of the Circle.com Merger Agreement, holders of Snyder Communications Circle.com common stock will receive American Depositary Shares of Havas Advertising ("Havas Advertising ADSs"), the number of which will be based on a formula which values the Snyder Communications Circle.com common stock at $1.27 per share, and which will value the Havas Advertising ADSs based on an average closing sale price of the Havas Advertising ADS on The Nasdaq Stock Market's National Market System for the 20 days ending on the date immediately prior to the Circle.com Merger, subject to a minimum and maximum amount. The consummation of the Circle.com Merger is subject to conditions, including approval by the stockholders of each of Snyder Communications and Havas Advertising and receipt of all required regulatory approvals. Havas Advertising, through its ownership of the SNC common stock of Snyder Communications, is expected to have sufficient voting rights to approve the transaction at the Snyder Communications stockholders' meeting. The items included in the notes to the financial statements do not address any impact that the Circle.com Merger could have on the financial condition or results of operation of Snyder Communications.

                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

To the Stockholders of Snyder Communications, Inc.:

     We have audited in accordance with auditing standards generally accepted in the United States, the combined financial statements of Circle.com (a business unit of Snyder Communications, Inc. as defined in Note 1 to the combined financial statements), included in this Form 10-K and have issued our report thereon dated February 21, 2001. Our audits were made for the purpose of forming an opinion on the basic combined financial statements taken as a whole.
Schedule II Valuation and Qualifying Accounts included in this Form 10-K is the responsibility of Snyder Communications, Inc.'s management and is presented for purposes of complying with the Securities and Exchange Commission's rules and is not part of the basic combined financial statements. This schedule has been subjected to the auditing procedures applied in the audits of the basic combined financial statements and, in our opinion, fairly states in all material respects the financial data required to be set forth therein in relation to the basic combined financial statements taken as a whole.



                                              ARTHUR ANDERSEN LLP


Vienna, Virginia
February 21, 2001

                                   CIRCLE.COM
               (See Note 1 to the Combined Financial Statements)

                 SCHEDULE II VALUATION AND QUALIFYING ACCOUNTS
                 YEARS ENDED DECEMBER 31, 2000, 1999, AND 1998
                                (in thousands)

                                                             Additions     Deductions from
                                             Balance at      Charged to    Reserve for Purpose       Balance
                                             Beginning of    Cost And      for Which Reserve was     at End of
                                             Year            Expense       Created                   Year
                                             ------------    -----------   ----------------------    ----------
2000 allowance for
   doubtful accounts......................    $  858           $  4,205          $  2,506              $  2,557
1999 allowance for
   doubtful accounts......................    $  402           $    456          $     --              $    858
1998 allowance for
   doubtful accounts......................    $   88           $    314          $     --              $    402

Item 9.  Changes in and Disagreements with Accountants on Accounting and
         ---------------------------------------------------------------
Financial Disclosure.
---------------------

         None.

                                   PART III

Introduction

          On September 26, 2000, Havas Advertising became the holder of a majority of the voting rights of Snyder Communications, as a result of the SNC Merger pursuant to the Amended and Restated Agreement and Plan of Merger, dated as of August 3, 2000 and effective as of February 20, 2000, among Havas Advertising, HAS Acquisition Corp. and Snyder Communications (the "SNC Merger Agreement"). Snyder Communications was the surviving corporation in the SNC Merger and became a majority-owned subsidiary of Havas Advertising. As a result of the SNC Merger, Havas Advertising became the owner of 100% of the outstanding SNC common stock, which represents over 85% of the voting rights of Snyder Communications. Pursuant to the terms of the SNC Merger Agreement, the directors and executive officers of HAS Acquisition Corp. immediately prior to the SNC Merger became the new directors and executive officers of Snyder Communications at the effective time of the SNC Merger. All of the directors and executive officers of Snyder Communications immediately prior to the SNC Merger resigned as of the effective time of the SNC Merger.

Item 10.  Directors and Executive Officers of the Registrant
          --------------------------------------------------

          As of March 1, 2001, the directors and executive officers of Snyder Communications, their ages, the positions held by them and the periods during which they have served in such positions were as follows:*

                                                                                                       OFFICE
NAME                           AGE                            POSITION                               HELD SINCE
----                           ---                            --------                               ----------
Alain de Pouzilhac                 55  Chairman, Chief Executive Officer and President          September 2000
Jacques Herail                     48  Senior Vice President, Chief Financial Officer
                                         and Treasurer                                          September 2000
Bob Schmetterer                    57  Director                                                 September 2000
Michel Boutinard Rouelle           55  Director                                                 September 2000
Richard Colker                     55  Director                                                 September 2000
Clement Vaturi                     60  Director                                                 September 2000

*Colleen Sayther has been selected to serve as Chief Financial Officer and Treasurer of Snyder Communications pending approval by the Snyder Communications board of directors.

          Alain de Pouzilhac. Alain de Pouzilhac is currently the Chairman the Board, Chief Executive Officer and President of Snyder Communications.
Alain is also currently the Chairman and Chief Executive Officer of Havas Advertising and a member of its executive committee. He began his career at Publicis Conseil, a French advertising company, in 1969 as an Assistant Account Executive. In 1970, he joined the French advertising company DDB as account executive. In 1982, he was appointed Chairman and Chief Executive Officer of Havas Conseil, a subsidiary of Havas Advertising. Between 1984 and 1989, he served as Chairman of HCM, an advertising joint venture comprised of Havas Conseil and Marsteller (an agency affiliated with the U.S. advertising company Young & Rubicam), and HCM's successor, HDM, an advertising joint venture comprised of Havas Conseil, Dentsu and Marsteller. Alain was appointed Chairman and Chief Executive Officer of Havas Advertising in 1989. Alain has served as Chairman of the Board, Chief Executive Officer and President of Snyder Communications since September 2000.

          Jacques Herail. Jacques Herail is currently Senior Vice President, Chief Financial Officer and Treasurer of Snyder Communications. Jacques is also currently the Managing Director and Chief Financial Officer of Havas Advertising and a member of its executive committee. Jacques, a graduate of Sciences Economiques at the Institut d'Etudes Politiques and the Ecole Superieure des Sciences Economiques et Commerciales (ESSEC), began his career at the accounting firm Arthur Andersen in 1976. In 1984, he was appointed Chief Financial Officer of HCM and later served as Chief Financial Officer of HDM. Between 1989 and 1996, he served as Executive Vice President of EURO RSCG Worldwide, a subsidiary of Havas Advertising. Since 1996, Jacques has served as Managing Director and Chief Financial Officer of Havas Advertising. Jacques has served as Senior Vice President, Chief Financial Officer and Treasurer since September 2000.

          Bob Schmetterer. Bob Schmetterer is currently the Chairman and Chief Executive Officer of EURO RSCG Worldwide and a member of Havas Advertising's executive committee. Bob began his career in advertising at Scali McCabe Sloves in 1971. In 1987, he became one of the founding partners of the New York advertising agency Messner Vetere Berger McNamee Schmetterer EURO RSCG. In 1984, he was appointed Chief Executive Officer of HCM and later served as Chief Executive Officer of HDM. Since 1997, Bob has served as Chairman and Chief Executive Officer of EURO RSCG Worldwide. Bob has served as a director of Snyder Communications since September 2000.

          Richard Colker. Richard Colker, a director of Snyder Communications, is currently Managing Partner of Acadia Investment Corporation, a private investment company, and Colker, Gelardin & Co., a private investment banking partnership. Richard has held these positions as Managing Partner since 1990.
A graduate of Michigan State University, Richard began his career at Wells Fargo Bank N.A., a financial institution, as Manager, Corporate Finance Department. From 1976 to 1983, Richard served as Vice President of Banque de la Societe Financiere Europeenne, a French financial institution. From 1983 to 1990, Richard served as Managing Director, Investment Banking, and a Member of the London Management Committee of the investment bank Kidder, Peabody International Limited and its affiliate, Kidder, Peabody & Co., and a Member of the Board of Directors of another affiliate, Kidder, Peabody Italia S.p.A. Richard has served as a director of Snyder Communications since September 2000.

          Michel Boutinard Rouelle. Michel Boutinard Rouelle, a director of Snyder Communications, is also a director of Havas Advertising. Michel, a graduate of the Institut d'Etudes Politiques de Paris and the Ecole Nationale d'Administration (ENA), began his career in government and public affairs, holding a variety of national, regional and local offices in France from 1971 to 1988, including Chief of Staff of the Mayor of Paris from 1977 to 1979 and Consellor to the Prime Minister from 1986 to 1988. From 1989 to 1999, Michel held a variety of positions with Havas S.A., a French media group, and its affiliates. These positions included Vice President of Havas S.A. from 1997 to 1998 and Chairman and Chief Executive Officer of Havas S.A.'s affiliate, Havas Media Communication, from 1995 to 1999. Since 1999, Michel has acted as a free-lance management consultant. Michel has served as a director of Snyder Communications since September 2000.

          Clement Vaturi. Clement Vaturi, a director of Snyder Communications, has served as Chairman and Chief Executive Officer of Immobiliere Hoteliere, a French hotel real estate development company, since 1983. Clement is also Chairman and Chief Executive Officer of several of Immobiliere Hoteliere's affiliates, including Immobiliere Hoteliere Montparnasse and SOCIF. Clement, who received his Bachelor of Science, Civil Engineering, from the Massachusetts Institute of Technology and his Master of Science, Industrial Management, from the Sloan School of Management at the Massachusetts Institute of Technology, also serves as Chairman of Credicom NV, a Belgium financial institution. Clement has been a director of Snyder Communications since September 2000.

     COMPLIANCE WITH SECTION 16(A) OF THE SECURITIES EXCHANGE ACT OF 1934

          Section 16(a) of the Securities Exchange Act of 1934 requires Snyder Communications' executive officers and directors, and persons who beneficially own more than ten percent of a registered class of Snyder Communications' equity securities, to file reports of ownership and changes in ownership with the Securities and Exchange Commission, the New York Stock Exchange and the Pacific Stock Exchange. Based solely upon a review of the copies of such forms furnished to Snyder Communications and written representations from Snyder Communications' executive officers, directors and greater than 10% beneficial shareholders, Snyder Communications believes that during the year ended December 31, 2000, all persons, subject to the reporting requirements of Section 16(a) filed the required reports on a timely basis.

Item 11.  Executive Compensation
          ----------------------

                          SUMMARY COMPENSATION TABLE

          The following Summary Compensation Table sets forth information in respect of the compensation paid to, earned by or awarded to Daniel M. Snyder, who served as Chairman and Chief Executive Officer of Snyder Communications until the effective time of the SNC Merger, Michele D. Snyder, who served as Vice Chairman, President and Chief Operating Officer of Snyder Communications until the effective time of the SNC Merger, and A. Clayton Perfall, who served as Chief Financial Officer of Snyder Communications until the effective date of the SNC Merger. Alain de Pouzilhac, the current Chairman, Chief Executive Officer and President of Snyder Communications, and Jacques Herail, the current Senior Vice President, Chief Financial Officer and Treasurer of Snyder Communications, were the only executive officers of Snyder Communications serving at the end of 2000. Messrs. de Pouzilhac and Herail did not receive any compensation from Snyder Communications during 2000.

                                           Annual Compensation                           Long-Term Compensation
                             -----------------------------------------------      ---------------------------------------

                                                                                           Awards              Payouts
                                                                               ----------------------------- -------------

                                                                                                 Securities
                                                                   Other         Restricted        Under-                 All Other
                                                                  Annual           Stock           Lying                   Compen-
 Name and  Principal                                              Compen-          Awards         Options/     LTIP        sation
   Position(s)        Year    Salary ($)      Bonus ($)          sation ($)         ($)           SARs (#)    Payouts        ($)
-------------------- ------  -----------   --------------    ----------------  --------------   -----------  ----------  ---------
Daniel M. Snyder,    2000      242,924          700,000 (1)     1,923,972 (2)       ---              ---         ---          ---
Former Chairman,     1999      300,000              ---              ---            ---        1,515,841 (3)     ---          ---
and Chief Executive  1998      300,000              ---              ---            ---              ---         ---          ---
Officer

Michele D. Snyder,   2000      161,983          700,000 (1)     1,085,482 (4)       ---              ---         ---          ---
Former Vice          1999      200,000              ---              ---            ---          757,920 (5)     ---          ---
Chairman,
President, and       1998      200,000              ---              ---            ---              ---         ---          ---
Chief Operating
Officer

A. Clayton Perfall,  2000      266,947           700,000 (1)         ---            ---              ---         ---          ---
Former Director and  1999      300,000         2,200,000 (6)         ---            ---              ---         ---          ---
Chief Financial      1998      300,000            50,000             ---            ---              ---         ---          ---
Officer


(1) Awarded in respect of the consummation of the SNC Merger which resulted in a change of control of Snyder Communications.

(2) Includes a gross up payment of $1,819,697 to compensate for a portion of the tax liability arising as a result of benefits received in respect of the consummation of the SNC Merger, including the cash out of 1,212,673 options to purchase shares of SNC common stock held by Mr. Snyder.

(3) Following the spin-off of Ventiv Health on September 27, 1999 and adjustments which resulted from the Recapitalization on October 22, 1999, such sum represents the total of the options granted by Snyder Communications in 1999 to Mr. Snyder to purchase 1,212,673 shares of SNC common stock and 303,168 shares of Circle.com common stock. The original grant date of these options was May 6, 1999. Pursuant to the terms of the SNC Merger Agreement, Mr. Snyder exercised his right to require Havas Advertising to purchase his options to purchase 1,212,673 shares of SNC common stock for $13,078,096 immediately following the SNC Merger.

(4) Includes a gross up payment of $1,081,207 to compensate for a portion of the tax liability arising as a result of benefits received in respect of the consummation of the SNC Merger, including the cash out of 606,336 options to purchase shares of SNC common stock held by Ms. Snyder.

(5) Following the spin-off of Ventiv Health on September 27, 1999 and adjustments which resulted from the Recapitalization on October 22, 1999, such sum represents the total of the options granted by Snyder.

     Communications in 1999 to Ms. Snyder to purchase 606,336 shares of SNC common stock and 151,584 shares of Circle.com common stock. The original grant date of these options was May 6, 1999. Pursuant to the terms of the SNC Merger Agreement, Ms. Snyder exercised her right to require Havas Advertising to purchase her options to purchase 606,336 shares of SNC common stock for $6,539,044 immediately following the SNC Merger.

(6) Awarded in respect of the spin-off of Ventiv Health on September 27, 1999 and the Recapitalization which was completed on October 22, 1999.


                           OPTION/SAR GRANTS IN 1999

     There were no individual grants of stock options (whether or not in tandem with SARs) or freestanding SARs (including options and SARs that subsequently have been transferred) during the last completed fiscal year of Snyder Communications to a named executive officer.

Aggregated Option Exercises in 2000 and Fiscal Year-End Option Values

     On September 5, 2000, Messrs. Snyder and Perfall and Ms. Snyder each gave notice to Havas Advertising of their election to require Havas Advertising to purchase their options to purchase 1,212,673, 557,763 and 606,336 shares of SNC common stock, respectively, for cash pursuant to the terms of the SNC Merger Agreement. Immediately following the closing of the SNC Merger, Havas Advertising purchased these options for a total purchase price of $28,906,186. No other stock options/SARs were exercised in the last fiscal year by any named executive officer of Snyder Communications.

                             EMPLOYMENT AGREEMENTS

Executive Employment Contracts

     Snyder Communications has not entered into any employment agreements with either of its current executive officers, Alain de Pouzilhac and Jacques Herail.

                           COMPENSATION OF DIRECTORS

     The Snyder Communications board of directors held two (2) meetings during 2000. Each director attended both meetings of the board of directors, either in person or by telephone. During 2000, the board of directors had a standing Compensation Committee and a standing Audit Committee.

     The Compensation Committee consisted of Philip Guarascio and Mark E. Jennings through the effective time of the SNC Merger. Effective as of September 26, 2000, the new board of directors of Snyder Communications appointed Richard Colker and Clement Vaturi to serve as the Compensation Committee. None of the members of the Compensation Committee was at any time during 2000 an officer or employee of Snyder Communications. For more information about transactions and relationships between Snyder Communications and Messrs. Guarascio, Jennings, Colker and Vaturi, please see "Certain Relationships and Related Transactions."

     The Compensation Committee is responsible for establishing salaries, bonuses and other compensation of the officers of Snyder Communications and its subsidiaries and for administering Snyder Communications' Second Amended and Restated 1996 Stock Incentive Plan (the "Amended Stock Plan") for all employees of Snyder Communications.

     On February 14, 2000, the Compensation Committee resolved to pay Messrs. Snyder and Perfall, Ms. Snyder and other corporate employees of Snyder Communications, upon the consummation of a change in control of Snyder Communications, bonuses and other payments and incentives, for the purpose of retaining such employees and ensuring the utmost performance of their duties prior to the consummation of the change in control by providing an incentive to complete the transaction that constitutes a change in control of Snyder Communications. The Committee resolved to award each of Messrs. Snyder and Perfall and Ms. Snyder a bonus of $700,000 upon the consummation of a change in control of Snyder Communications, including a gross up amount equal to the amount of any excise tax and any tax liability arising as a result of the gross up payment so that the net effect is as if no excise tax had been levied against each of them.

  Effective as of February 20, 2000, Snyder Communications entered into the SNC Merger Agreement pursuant to which Havas Advertising agreed to acquire a majority of the voting rights of Snyder Communications. The consummation of the SNC Merger was originally scheduled to occur during the first half of 2000; however, the SNC Merger was not consummated until September 26, 2000. As a result of the proposed SNC Merger and the delayed consummation of the SNC Merger, the Compensation Committee did not hold any meetings or adopt any additional resolutions establishing salaries, bonuses or other compensation of the officers of Snyder Communications or its subsidiaries or administering the Amended Stock Plan for all employees of Snyder Communications during 2000. Therefore, the salaries of the officers of Snyder Communications remained unchanged from 1999.

  The disinterested members of the board of directors of Snyder Communications also did not meet or adopt any resolutions to establish compensation for non-employee directors during 2000. As a result, the compensation of the non-employee directors of Snyder Communications remained unchanged from 1999.
During 2000, the non-employee directors of Snyder Communications, Mortimer B. Zuckerman, Philip Guarascio, Fred Drasner and Mark E. Jennings, each received $25,000 per annum, payable on the last day of each fiscal quarter, provided that each director was still a member of the board of directors of Snyder Communications at the time of such payment (otherwise the payment was pro-rated to the last day the director was a member of the board of directors). Further, each non-employee director received payment of $1,000 for each meeting of the board of directors in which he physically attended, and $500 for each meeting of the board of directors in which he participated by conference telephone or any similar means of communication. Each of these four non-employee directors of Snyder Communications resigned as of the effective time of the SNC Merger.

  The current non-employee directors of Snyder Communications, who have served as directors since September 26, 2000, did not receive any compensation for their service as directors of Snyder Communications during 2000.

                                INDEMNIFICATION

  Through September 25, 2000, Snyder Communications maintained $75 million in indemnification insurance policies covering all directors and officers of Snyder Communications and its named subsidiaries pursuant to certain contracts of insurance with each of National Union Fire Insurance Company of Pittsburgh, PA, 175 Water Street, New York, New York 10038 ($10 million); Chubb/Executive Risk, 82 Hopmeadow Street, P.O. Box 2002, Simsbury, Connecticut 06072-2002 ($10 million); Zurich-American Insurance Co., One Liberty Plaza, New York, New York 10006 ($10 million); Federal Insurance Company, 1251 Avenue of the Americas, New York, New York 10020 ($10 million); and Reliance Insurance Company, 77 Water Street, New York, New York 10005 ($25 million). The annual premium for such insurance was approximately $300,000. During 2000, no claims were made or paid under Snyder Communications' indemnification insurance. As of September 26, 2000, all directors and officers of Snyder Communications and its named subsidiaries were covered under Havas Advertising's worldwide indemnification insurance policy. During 2000, Havas Advertising maintained approximately $21 million in indemnification insurance pursuant to a contract of insurance with AIG Europe. Havas Advertising did not allocate any of the premium costs to Snyder Communications for 2000.

                                                                DRAFT 3/9/01


Item 12.  Security Ownership of Certain Beneficial Owners and Management
          --------------------------------------------------------------

          Set forth below is certain information as of December 31, 2000, with respect to the beneficial ownership of SNC common stock and Circle.com common stock of Snyder Communications by (i) each person who, to the knowledge of Snyder Communications, is the beneficial owner of more than 5% of the outstanding common shares, (ii) each director, (iii) each of the executive officers named in the Summary Compensation Table under "Executive Compensation," and (iv) all executive officers and directors of Snyder Communications as a group.

                                                                                                               Percent
Name and Address of                         Nature of                                      Number of           (%) of
 Beneficial Owner                        Beneficial Ownership                               Shares             Class (1)
 ----------------                        --------------------                               ------             ---------
Havas Advertising           SNC common stock, par value $0.001 per share                  73,862,249 (2)          100
                            Circle.com common stock, par value $0.001 per share                    0                0
Alain de Pouzilhac          SNC common stock, par value $0.001 per share                           0                0
                            Circle.com common stock, par value $0.001 per share                    0                0
Bob Schmetterer             SNC common stock, par value $0.001 per share                           0                0
                            Circle.com common stock, par value $0.001 per share                    0                0
Jacques Herail              SNC common stock, par value $0.001 per share                           0                0
                            Circle.com common stock, par value $0.001 per share                    0                0
Michel Boutinard Rouelle    SNC common stock, par value $0.001 per share                           0                0
                            Circle.com common stock, par value $0.001 per share                    0                0
Richard Colker              SNC common stock, par value $0.001 per share                           0                0
                            Circle.com common stock, par value $0.001 per share                    0                0
Clement Vaturi              SNC common stock, par value $0.001 per share                           0                0
                            Circle.com common stock, par value $0.001 per share                    0                0
Daniel M. Snyder            SNC common stock, par value $0.001 per share                           0                0
                            Circle.com common stock, par value $0.001 per share            1,462,080 (3)            6
Michele D. Snyder           SNC common stock, par value $0.001 per share                           0                0
                            Circle.com common stock, par value $0.001 per share              450,202 (4)            2
A. Clayton Perfall          SNC common stock, par value $0.001 per share                           0                0
                            Circle.com common stock, par value $0.001 per share              139,440 (5)            *
All directors and           SNC common stock, par value $0.001 per share                           0                0
  executive officers as a   Circle.com common stock, par value $0.001 per share            2,051,722                9
  group (9 persons)

* Denotes less than 1%.

(1) Based upon 73,862,249 shares of SNC common stock and 22,689,521 shares of Circle.com common stock outstanding as of December 31, 2000.

(2) Havas Advertising acquired 100% of the outstanding shares of SNC common stock of Snyder Communications in the SNC Merger.

                                                               DRAFT 3/9/01

(3) The number of shares of Circle.com common stock includes those shares beneficially owned by Daniel M. Snyder and Michele D. Snyder under the DMS Endowment, LLC Operating Agreement dated September 18, 1997, and amended September 30, 1997.

(4) The number of shares of Circle.com common stock includes those shares beneficially owned by Daniel M. Snyder and Michele D. Snyder under the DMS Endowment, LLC Operating Agreement dated September 18, 1997, and amended September 30, 1997.

(5) Consists of options to purchase shares of Circle.com common stock which expired on January 13, 2001.

                                                                DRAFT 3/9/01

Item 13.  Certain Relationships and Related Transactions.
          ----------------------------------------------

          During 2000, the Snyder Communications board of directors was responsible for the establishment of the general compensation policies of Snyder Communications. Through the effective time of the SNC Merger, Daniel M. Snyder, who served as Chairman and Chief Executive Officer of Snyder Communications, Michele D. Snyder, who served as the Vice Chairman, President and Chief Operating Officer of Snyder Communications, and A. Clayton Perfall, who served as the Chief Financial Officer of Snyder Communications, also served as directors of Snyder Communications during that period. Beginning on September 26, 2000, Alain de Pouzilhac, the Chairman of the Board, President and Chief Executive Officer of Snyder Communications and Jacques Herail, Senior Vice President, Chief Financial Officer and Treasurer of Snyder Communications, also served as directors of Snyder Communications. Each of these executive officers absented himself or herself from all of the discussions relating to, and abstained from voting on, resolutions concerning his or her own compensation.

          In addition, Mortimer B. Zuckerman, a director and greater than 5% beneficial owner of the common stock of Snyder Communications through the effective time of the SNC Merger, and Fred Drasner, also a director of Snyder Communications through the effective time of the SNC Merger, are the beneficial owners of U.S. News & World Report, L.P. and Applied Printing Technologies, L.P. ("APT"), and beneficially own approximately 22.3% of the common stock of Applied Graphics Technology ("AGT"). In addition, Mr. Zuckerman is the Chairman of the Board of Directors of and beneficially owns 12.8% of the common stock of Boston 11 properties, Inc. ("Boston Properties"). Mr. Zuckerman is the Chairman of U.S. News & World Report, L.P., Editor-in-Chief of U.S. News & World Report, and Chairman of the Board of Directors of AGT. Mr. Drasner is the Chief Executive Officer of U.S. News & World Report, L.P., Chairman and Chief Executive Officer of APT, and Chairman and Chief Executive Officer and a director of AGT.

          The following is a description of transactions between Snyder Communications and entities beneficially owned by former directors and a former executive officer of Snyder Communications.

          Related Party Leases. Snyder Communications leases its Bethesda,
          --------------------
Maryland headquarters from a limited partnership controlled by Boston Properties. The amount paid to the affiliate of Boston Properties during 2000 was $905,507. Snyder Communications believes that the terms of the lease at the time the lease was entered into were no less favorable to Snyder Communications than those that could be obtained from another lessor. Additionally, Snyder Communications periodically uses a corporate airplane of a company owned by Daniel M. Snyder, the Chairman and Chief Executive Officer of Snyder Communications through the effective time of the SNC Merger. In December 1997, Snyder Communications entered into an arrangement to pay a flat fee of $60,000 per month for its use of the airplane. During 2000, payments from Snyder Communications with respect to the airplane totaled approximately $540,000. As of September 26, 2000, this arrangement was terminated.

                                    PART IV

Item 14.    Exhibits, Financial Statement Schedules, and Reports on Form 8-K.
            -----------------------------------------------------------------

(a) 1. The following Consolidated Financial Statements of Snyder Communications, Inc. are filed under "Item 8. Financial Statements and Supplementary Data."

       Consolidated Balance Sheet as of December 31, 2000 and 1999 Consolidated Statement of Operations for the years ended December 31, 2000, 1999 and 1998
       Consolidated Statement of Equity and Comprehensive Income for the years ended December 31, 2000, 1999 and 1998
       Consolidated Statement of Cash Flows for the years ended December 31, 2000, 1999 and 1998
       Notes to Consolidated Financial Statements

       The following Combined Financial Statements of Circle.com are filed under "Item 8. Financial Statements and Supplementary Data." Circle.com represents the businesses that comprise Snyder Communications, Inc.'s Internet professional services business.

       Combined Balance Sheet as of December 31, 2000 and 1999
       Combined Statement of Operations for the years ended December 31, 2000, 1999 and 1998
       Combined Statement of Changes in Group Equity for the years ended December 31, 2000, 1999 and 1998
       Combined Statement of Cash Flows for the years ended December 31, 2000, 1999 and 1998
       Notes to Combined Financial Statements


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

Exhibit                              Description of Exhibit                                              Page
-------                              ----------------------                                              ----
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

 2.7    Agreement and Plan of Merger, dated as of February 5, 2001, by and between Havas
        Advertising HAS Acquisition II Corporation and Snyder Communications, Inc. (files as
        Exhibit 2.1 to the Registrant' Current Report on Form 8-K dated February 5, 2001). *

 3.1    Amended and Restated Certificate of Incorporation (filed as Exhibit 3.1 to the
        Registrant's Registration Statement on Form S-4 (File No. 333-81749) filed with the
        Securities and Exchange Commission under the Securities Act of 1933, as amended).*

 3.2    Amended and Restated Bylaws (filed as Exhibit 3.1 to the Registrant's Current Report on Form 8-K dated October 11, 2000.)*

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

Exhibit                            Description of Exhibit                 Page
-------                            -----------------------                ----

 10.13 Interim Services Agreement, dated September 27, 1999, between Snyder Communications, Inc. and Ventiv Health, Inc.

 10.14 Tax Sharing Agreement, dated September 27, 1999, between Snyder Communications, Inc. and Ventiv Health, Inc.

   21   Subsidiaries of the Registrant.

   23   Consent of Arthur Andersen LLP.

        *Incorporated by reference

(b)  Reports on Form 8-K

     Current Report on Form 8-K dated October 11, 2000 in which Snyder Communications, Inc. reported the September 26, 2000 merger of HAS Acquisition Corp., a wholly-owned subsidiary of Havas Advertising, with and into Snyder Communications, Inc. pursuant to which Havas Advertising acquired all of the outstanding shares of SNC common stock of Snyder Communications, Inc.

     Current Report on Form 8-K dated November 17, 2000 in which Snyder Communications, Inc. attached, as an exhibit, a press release issued by Circle.com announcing its third quarter results.

     Current Report on Form 8-K dated December 28, 2000 in which Snyder Communications, Inc. attached, as exhibits, a disclosure statement, dated December 22, 2000 and Snyder Communications, Inc.'s Quarterly Report on Form 10-Q for the quarter ending September 30, 2000, which were mailed to holders of Circle.com common stock.

                                  SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                          SNYDER COMMUNICATIONS, INC.

Date:  March 13, 2001     By: /s/  Alain de Pouzilhac
                              -------------------------------------------
                              Alain de Pouzilhac
                              Chairman, Chief Executive Officer and President

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.



Date:  March 13, 2001     By: /s/  Alain de Pouzilhac
                              -------------------------------------------
                              Alain de Pouzilhac
                              Chairman, Chief Executive Officer and President (Principal Executive Officer)

Date:  March 13, 2001     By: /s/  Jacques Herail
                              -------------------------------------------
                              Jacques Herail
                              Director


Date:  March 13, 2001     By: /s/  Richard Colker
                              -------------------------------------------
                              Richard Colker
                              Director

Date:  March 13, 2001     By: /s/  Michel Boutinard Rouelle
                              -------------------------------------------
                              Michel Boutinard Rouelle
                              Director

Date:  March 13, 2001     By: /s/  Clement Vaturi
                              -------------------------------------------
                              Clement Vaturi
                              Director

Date:  March 13, 2001     By: /s/  Colleen Sayther
                              ------------------------------------------
                              Colleen Sayther
                              (Principal Financial Officer)

Date:  March 13, 2001     By: /s/  Jeffrey Ochs
                              -------------------------------------------
                              Jeffrey Ochs
                              (Principal Accounting Officer)

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

 2.7           Agreement and Plan of Merger, dated as of February 5, 2001, by and between Havas
               Advertising HAS Acquisition II Corporation and Snyder Communications, Inc. (files as
               Exhibit 2.1 to the Registrant' Current Report on Form 8-K dated February 5, 2001). *

 3.1           Amended and Restated Certificate of Incorporation (filed as Exhibit 3.1 to the
               Registrant's Registration Statement on Form S-4 (File No. 333-81749) filed with the
               Securities and Exchange Commission under the Securities Act of 1933, as amended). *

 3.2           Amended and Restated Bylaws (filed as Exhibit 3.1 to the Registrant's Current Report on Form 8-K dated October 11, 2000). *

 4.1           Reference is made to Exhibits 3.1 and 3.2 to this Form 10-K.

10.1           Second Amended and Restated 1996 Stock Incentive Plan of Snyder Communications, Inc.
               (incorporated by reference to Exhibit 9.1 to the Registrant's Form S-4 (File No.
               333-81749)). *

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

Exhibit                                 Description of Exhibit                                           Page
-------                                 ----------------------                                           ----
 10.5          Lease Agreement, Democracy Center, Bethesda, Maryland, dated March 19, 1996, as amended, between the Registrant and Democracy Associates Limited Partnership (filed as Exhibit 10.6 to the Registrant's Form S-1 (File No. 333-7495)). *

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

 10.12         Distribution Agreement, dated September 27, 1999, by and between Snyder
               Communications, Inc. and Ventiv Health, Inc. (filed as Exhibit 10.1 to the
               Registrant's Current Report on Form 8-K dated September 27, 1999). *

 10.13         Interim Services Agreement, dated September 27, 1999, between Snyder Communications,
               Inc. and Ventiv Health, Inc.

 10.14         Tax Sharing Agreement, dated September 27, 1999, between Snyder Communications, Inc.
               and Ventiv Health, Inc.

  21           Subsidiaries of the Registrant.

  23           Consent of Arthur Andersen LLP.

               *Incorporated by reference