Form 10-Q
period 2001-03-31
SNYDER COMMUNICATIONS INC
filed 2001-05-15
CIK 1017906

                                 United States
                      Securities and Exchange Commission
                            Washington, D.C. 20549


                                   Form 10-Q


[X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
     For the quarterly period ended March 31, 2001

                                      or

[ ] Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
     For the Transition Period From             to
                                    -----------    -----------

                         Commission file number 1-12145

                          SNYDER COMMUNICATIONS, INC.
             (Exact name of registrant as specified in its charter)

                                   Delaware
        (State or other jurisdiction of incorporation or organization)

                                  52-1983617
                       (IRS Employer Identification No.)

Two Democracy Center, 6903 Rockledge Drive, 14th Floor, Bethesda, Maryland 20817
                    (Address of principal executive office)

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

Yes   X    No
    -----     -----

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

                                                                         Outstanding at
Class                                                                      May 3, 2001
-----                                                                    --------------
Snyder Communications, Inc. - Circle.com Common Stock, par value $0.001     22,739,309
Snyder Communications, Inc. - SNC Common Stock, par value $0.001            74,556,127
(All of the shares of SNC Common Stock are owned by Havas Advertising)

                          SNYDER COMMUNICATIONS, INC.

                                   FORM 10-Q

                                     INDEX


                                                                                                    Page
                                                                                                    ----
PART  I.  FINANCIAL INFORMATION

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
Condensed Consolidated Balance Sheets as of March 31, 2001 (unaudited) and December 31, 2000            1
Condensed Consolidated Statements of Income for the three months ended March 31, 2001
  (unaudited) and 2000 (unaudited)                                                                      2
Condensed Consolidated Statements of Cash Flows for the three months ended March 31, 2001
  (unaudited) and 2000 (unaudited)                                                                      3
Condensed Consolidated Statement of Stockholders' Equity and Comprehensive Income for the
  three months ended March 31, 2001 (unaudited)                                                         5
Notes to Condensed Consolidated Financial Statements                                                    6

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
Condensed Combined Balance Sheets as of March 31, 2001 (unaudited) and December 31, 2000               11
Condensed Combined Statements of Operations for the three months ended March 31,
  2001 (unaudited) and 2000 (unaudited)                                                                12
Condensed Combined Statements of Cash Flows for the three months ended March 31, 2001
  (unaudited) and 2000 (unaudited)                                                                     13
Condensed Combined Statement of Changes in Group Equity for the three months ended March 31,
  2001 (unaudited)                                                                                     14
Notes to Condensed Combined Financial Statements                                                       15

Item 2.   Management's Discussion and Analysis

Snyder Communications, Inc. Management's Discussion and Analysis of Financial Condition and
  Results of Operations                                                                                17

Circle.com Management's Discussion and Analysis of Financial Condition and Results of
  Operations                                                                                           21

PART II.  OTHER INFORMATION

Item 6.   Exhibits and Reports on Form 8-K                                                             25

PART I.  FINANCIAL INFORMATION

                          SNYDER COMMUNICATIONS, INC.
                     CONDENSED CONSOLIDATED BALANCE SHEETS

                                                                                      March 31,
                                                                                        2001         December 31,
                                                                                     (unaudited)         2000
                                                                                    -------------   --------------
                                                                                              (in thousands)
                                     ASSETS
Current assets:
  Cash and equivalents...........................................................     $  59,065        $  91,422
  Accounts receivable, net of allowance for doubtful accounts of $12,455 and
    $12,911 at March 31, 2001 and December 31, 2000, respectively................       103,005          100,074
  Receivables from pass-through costs............................................       140,714          116,861
  Related party receivables......................................................         7,496            6,178
  Unbilled services..............................................................        23,885           24,703
  Current portion of deferred tax asset..........................................        20,480           21,291
  Other current assets...........................................................        31,494           29,817
                                                                                    -------------    -------------
  Total current assets...........................................................       386,139          390,346
                                                                                    -------------    -------------

Property and equipment, net......................................................        89,331           90,050
Goodwill and other intangible assets, net........................................       183,067          186,701
Deferred tax asset...............................................................        89,524           90,407
Deposits and other assets........................................................         4,937            5,172
                                                                                    -------------    -------------
    Total assets.................................................................     $ 752,998        $ 762,676
                                                                                    =============    =============

                    LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Current maturities of long-term debt...........................................     $     328        $     357
  Accrued payroll................................................................        20,603           22,508
  Accounts payable...............................................................       139,906          139,793
  Accrued expenses...............................................................        99,899          110,854
  Client advances................................................................        11,598           15,215
  Unearned revenue...............................................................        18,947           17,657
                                                                                    -------------    -------------
    Total current liabilities....................................................       291,281          306,384
                                                                                    -------------    -------------

Related party borrowings.........................................................       246,764          247,070
Long-term obligations under capital leases.......................................           472              589
Long-term debt, net of current maturities........................................           567              720
Other liabilities................................................................         4,141            4,214
Commitments and contingencies
Stockholders' Equity:
  Preferred stock, $.001 par value per share, 5,000 shares authorized, none
    issued and outstanding at March 31, 2001 or December 31, 2000.................            -                -
  Common Stock
    SNC, $.001 par value per share, 320,000 shares authorized, 74,521 and
      73,862 shares issued and outstanding at March 31, 2001 and
      December 31, 2000, respectively............................................            75               74
    Circle.com, $.001 par value per share, 80,000 shares authorized,
      23,700 shares issued and outstanding at March 31, 2001 and
      December 31, 2000..........................................................            24               24
  Additional paid-in capital.....................................................       530,982          520,251
  Deferred compensation..........................................................          (581)            (637)
  Treasury stock, at cost, 1,010 Circle.com shares at March 31, 2001 and
    December 31, 2000............................................................       (18,516)         (18,516)
  Accumulated other comprehensive income (loss)..................................        (9,616)          (6,257)
  Retained deficit...............................................................      (292,595)        (291,240)
                                                                                    -------------    -------------
      Total stockholders' equity.................................................       209,773          203,699
                                                                                    -------------    -------------
      Total liabilities and stockholders' equity.................................     $ 752,998        $ 762,676
                                                                                    =============    =============

     See accompanying notes to condensed consolidated financial statements.

                          SNYDER COMMUNICATIONS, INC.

                  CONDENSED CONSOLIDATED STATEMENTS OF INCOME

                                  (UNAUDITED)

                                                                                      For the Three Months
                                                                                         Ended March 31,
                                                                                 -------------------------------
                                                                                                       2000
                                                                                    2001           (as restated)
                                                                                 -----------       -------------
                                                                                      (in thousands, except
                                                                                         per share amount)
Net revenues..............................................................         $163,265           $174,074
Operating expenses:
  Cost of services........................................................          122,021            126,102
  Selling, general and administrative expenses............................           38,309             41,435
  Merger costs............................................................              805              3,988
                                                                                 ------------       ------------
Income (loss) from operations.............................................            2,130              2,549
Interest expense..........................................................           (4,193)            (4,195)
Investment income.........................................................            1,269              1,026
                                                                                 ------------       ------------
Income (loss) from operations before income taxes.........................             (794)              (620)
Income tax provision (benefit)............................................              561              2,445
                                                                                 ------------       ------------
      Net income (loss)...................................................         $ (1,355)          $ (3,065)
                                                                                 ============       ============

SNC (see note 2):
  Basic net income (loss) per share:                                               $   0.02           $   0.02
                                                                                 ============       ============

  Diluted net income (loss) per share:                                             $   0.02           $   0.02
                                                                                 ============       ============

  Shares used in computing basic net income per share.....................           74,312             71,334

  Shares used in computing diluted net income per share...................           74,983             73,621

Circle.com (see note 2):
  Basic and diluted net loss per share....................................         $  (0.12)          $  (0.21)
                                                                                 ============       ============

  Shares used in computing net loss per share.............................           22,658             22,468
                                                                                 ============       ============

    See accompanying notes to condensed consolidated financial statements.

                          SNYDER COMMUNICATIONS, INC.
                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (UNAUDITED)

                                                                       For the Three Months Ended
                                                                                March 31,
                                                                   -----------------------------------
                                                                                             2000
                                                                         2001            (as restated)
                                                                   ---------------      --------------
                                                                              (in thousands)
Cash flows from operating activities:
  Net income (loss)............................................        $ (1,355)           $ (3,065)
  Adjustments to reconcile net loss to net cash provided
    by (used in) operating activities:
      Depreciation and amortization.............................          8,894              10,569
      Noncash expense for restricted stock and option
        vesting.................................................             56                 150
      Deferred taxes............................................          1,694              (1,408)
      Loss on disposal of assets................................            182                 536
      Other noncash amounts.....................................              -                (150)
  Changes in assets and liabilities:
      Accounts receivable, net..................................         (2,931)             (2,571)
      Receivables from pass-through costs.......................        (23,853)            (41,462)
      Related party receivables.................................         (1,318)               (313)
      Unbilled services.........................................            818               1,670
      Deposits and other assets.................................            235               1,421
      Other current assets......................................         (1,677)             (2,216)
      Accrued payroll, accounts payable and
        accrued expenses........................................         (9,709)              6,966
      Client advances...........................................         (3,617)               (319)
      Unearned revenue..........................................          1,290              (3,002)
                                                                   ---------------      --------------
          Net cash provided by (used in) operating
            activities..........................................        (31,291)            (33,194)
                                                                   ---------------      --------------

Cash flows from investing activities:
  Purchase of property and equipment...........................          (5,829)            (10,124)
  Purchase of subsidiaries and intangible assets...............          (2,772)             (4,905)
                                                                   ---------------      --------------
          Net cash provided by (used in) investing
            activities.........................................          (8,601)            (15,029)
                                                                   ---------------      --------------

    See accompanying notes to condensed consolidated financial statements.

                          SNYDER COMMUNICATIONS, INC.
          CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS (continued)
                                  (UNAUDITED)

                                                                       For the Three Months Ended
                                                                                March 31,
                                                                   -----------------------------------
                                                                                            2000
                                                                         2001           (as restated)
                                                                   ---------------      --------------
                                                                              (in thousands)
Cash flows from financing activities:
  Repayment of long-term notes payable to related parties......       $      -             $ (1,200)
  Repayments of loans to employees for purchase of stock.......             82                   28
  Net borrowings (repayments) on lines of credit and
    other debt.................................................           (255)               4,769
  Payments on capital lease obligations........................            (52)                (399)
  Proceeds from exercise of options and employee
    stock purchase plan........................................          9,243               11,772
                                                                   ---------------      --------------
       Net cash provided by financing activities...............          9,018               14,970
                                                                   ---------------      --------------

  Effect of exchange rate changes..............................         (1,483)                (100)
  Net increase (decrease) in cash and equivalents..............        (32,357)             (33,353)
  Cash and equivalents, beginning of period....................         91,422               89,545
                                                                   ---------------      --------------
  Cash and equivalents, end of period..........................       $ 59,065             $ 56,192
                                                                   ---------------      --------------

Disclosure of noncash activities:
  Issuance of shares of common stock for purchase
    of subsidiaries............................................              -                1,674
  Tax benefit from exercise of stock options...................          1,603                2,641

    See accompanying notes to condensed consolidated financial statements.

                          SNYDER COMMUNICATIONS, INC.

              CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS'
                        EQUITY AND COMPREHENSIVE INCOME

                   FOR THE THREE MONTHS ENDED MARCH 31, 2001

                              SNC        SNC     Circle.com  Circle.com
                            Common      Common     Common      Common    Additional   Retained
                             Stock      Stock      Stock     Stock Par     Paid-In    Earnings     Deferred
                            Shares    Par Value    Shares      Value       Capital   (Deficit)   Compensation
                          -----------------------------------------------------------------------------------
                          (in thousands, except share data)
Balance,
 December 31, 2000......  73,862,000      $74    23,700,000     $24       $520,251   $(291,240)     $(637)
 Foreign currency
  translation adjustment
  (unaudited)...........           -        -             -       -              -           -          -
 Exercise of stock
  options (unaudited)...     659,000        1             -       -         10,845           -          -
 Other (unaudited)......           -        -             -       -           (114)          -         56
 Net income (loss)
  (unaudited)...........           -        -             -       -              -      (1,355)         -
                          -----------------------------------------------------------------------------------
Balance, March 31, 2001
 (unaudited)............  74,521,000      $75    23,700,000     $24       $530,982   $(292,595)     $(581)
                          ===================================================================================

                                      Accumulated
                                         Other
                          Treasury   Comprehensive              Comprehensive
                            Stock    Income (Loss)    Total     Income (Loss)
                          ---------------------------------------------------
Balance,
 December 31, 2000......  $(18,516)     $(6,257)     $203,699      $     -
 Foreign currency
  translation adjustment
  (unaudited)...........         -       (3,359)       (3,359)      (3,359)
 Exercise of stock
  options (unaudited)...         -            -        10,846            -
 Other (unaudited)......         -            -           (58)           -
 Net income (loss)
  (unaudited)...........         -            -        (1,355)      (1,355)
                          ---------------------------------------------------
Balance, March 31, 2001
 (unaudited)............  $(18,516)     $(9,616)     $209,773      $(4,714)
                          ===================================================

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

     On October 22, 1999, Snyder Communications completed a recapitalization (the "Recapitalization") in which the existing Snyder Communications common stock was replaced by two new series of common stock: the Circle.com common stock and the SNC common stock. The Circle.com common stock separately tracks the performance of Snyder Communications' Internet professional services business which it refers to as its Circle.com business unit. The SNC common stock separately tracks the performance of the remaining businesses of Snyder Communications which it refers to as its SNC business unit, and a retained interest in Circle.com. Each share of existing common stock of Snyder Communications was converted at the time of the Recapitalization into one share of SNC common stock and .25 of a share of Circle.com common stock.

     On September 26, 2000, Havas Advertising, a global advertising and communications company organized under the laws of France, acquired all of the issued and outstanding shares of Snyder Communications SNC common stock through the merger of one of its wholly-owned subsidiaries into Snyder Communications (the "SNC Merger"). In the SNC Merger, shares of existing SNC common stock were exchanged for Havas Advertising American Depositary Shares ("Havas Advertising ADSs"). As a result of the SNC Merger, Havas Advertising owns all of the Snyder Communications SNC common stock and Snyder Communications has become a majority-owned subsidiary of Havas Advertising. The Circle.com common stock was not affected by the SNC Merger and remained outstanding following the SNC Merger.

     On February 5, 2001, Havas Advertising, HAS Acquisition II Corporation and Snyder Communications entered into an Agreement and Plan of Merger, as amended on May 14, 2001 (the "Circle.com Merger Agreement"), pursuant to which HAS Acquisition II Corporation will be merged with and into Snyder Communications, with Snyder Communications surviving as a wholly-owned subsidiary of Havas Advertising (the "Circle.com Merger"). Under the terms of the Circle.com Merger Agreement, holders of Snyder Communications Circle.com common stock will receive Havas Advertising ADSs, the number of which will be based on a formula which values the Snyder Communications Circle.com common stock at $1.27 per share, and which will value the Havas Advertising ADSs based on an average closing sale price of the Havas Advertising ADS on The Nasdaq Stock Market's National Market System for the 20 days ending three trading days prior to the Circle.com Merger, subject to a minimum and maximum amount. The consummation of the Circle.com Merger is subject to conditions, including, among others, approval by the stockholders of each of Snyder Communications and Havas Advertising and receipt of all required regulatory approvals. Havas Advertising, through its ownership of 100% of the SNC common stock of Snyder Communications, has sufficient voting rights to approve the transaction at the Snyder Communications stockholders' meeting. The items included in the notes to the financial statements do not address any impact that the Circle.com Merger could have on the financial condition or results of operations of Snyder Communications, SNC or Circle.com.

  Basis of Presentation

     The accompanying unaudited condensed consolidated financial statements have been prepared by Snyder Communications pursuant to the interim rules and regulations of the Securities and Exchange Commission ("SEC"). As a result, certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles ("GAAP") have been condensed or omitted. Snyder Communications believes that the disclosures made are adequate to make the information presented not misleading. The condensed consolidated financial statements reflect all adjustments (consisting of only normal recurring adjustments) which, in the opinion of management, are necessary to present fairly the financial position, results of operations and cash flows of Snyder Communications as of March 31, 2001 and for the three months ended March 31, 2001 and 2000. Operating results for the three month period ended March 31, 2001 are not necessarily indicative of the results that may be expected for the year ended December 31, 2001. The unaudited condensed consolidated financial statements should be read in conjunction with the financial statements and footnotes thereto included in Snyder Communications' Annual Report on Form 10-K for the fiscal year ended
December 31, 2000, as filed with the SEC on March 13, 2001.

     The gross profit, net income (loss) and SNC net income (loss) per share (diluted) for the quarter ended March 31, 2000 has been restated from results previously included in the Snyder Communications Form 10-Q to reflect the correction of amounts which were reported for one of SNC's agencies at which certain expenses were not recognized in the proper period. The revenues for the period ended March 31, 2000 have been restated to reflect a reclassification which results from the adoption of EITF 00-10 "Accounting for Shipping and Handling Fees and Costs" at another of SNC's agencies during the fourth quarter of 2000, which had the effect of increasing both revenues and cost of sales by equal amounts. The Circle.com results as reported in the Snyder Communications Forms 10-Q for this period were not affected by these restatements.

     Havas Advertising has accounted for the acquisition of Snyder Communications as a purchase in its U.S. GAAP Financial Statements. Because Havas Advertising acquired less than 95% of the voting interest in Snyder Communications as a result of the SNC Merger, push-down accounting is not reflected in the Snyder Communications financial statements.

2.   EARNINGS PER SHARE:

SNC Net Income Per Share. The following table summarizes the information required to calculate earnings per share for the SNC common stock for all periods presented:

                                                      For the Three Months
                                                         Ended March 31,
                                                      --------------------
                                                        2001        2000
                                                      --------    --------
                                                         (in thousands)
                                                           (unaudited)
SNC income (loss) from continuing operations.......    $1,968      $2,577
Loss related to retained interest in Circle.com....      (549)       (935)
                                                      --------    --------
Net income (loss) attributed to SNC shareholders...    $1,419      $1,642
                                                      ========    ========


Circle.com Net Loss Per Share. The following table summarizes the information required to calculate earnings per share for the Circle.com common stock for all periods presented:

                                                      For the Three Months
                                                         Ended March 31,
                                                      --------------------
                                                        2001        2000
                                                      --------    --------
                                                         (in thousands)
                                                           (unaudited)
Circle.com net loss................................   $(3,323)    $(5,642)
Loss attributable to SNC's retained interest.......      (549)       (935)
                                                      --------    --------
Net income (loss) attributable to Circle.com
  shareholders.....................................   $(2,774)    $(4,707)
                                                      ========    ========

3.   SEGMENT INFORMATION:

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

                                                      For the Three Months
                                                         Ended March 31,
                                                      --------------------
                                                         (in thousands)
                                                           (unaudited)
                                                        2001        2000
                                                      --------    --------
Revenues:
  Circle.com.......................................   $ 14,581    $ 16,677
  SNC..............................................    148,697     157,437
  Elimination of intersegment revenues.............        (13)        (40)
                                                      --------    --------
    Total..........................................   $163,265    $174,074
                                                      ========    ========

EBIT:
  Circle.com.......................................   $ (3,179)   $ (6,400)
  SNC..............................................      6,114      12,937
                                                      --------    --------
    Total..........................................   $  2,935    $  6,537
                                                      ========    ========

Total Assets:
  Circle.com.......................................   $ 88,215
  SNC..............................................    733,213
  Other unallocated amounts........................    (68,430)
                                                      --------
    Total..........................................   $752,998
                                                      ========

Reconciliation of EBIT to income (loss)
 from operations:
    Total EBIT for operating groups................   $  2,935    $  6,537
    SNC Merger costs...............................       (805)     (3,988)
                                                      --------    --------
      Income (loss) from operations................   $  2,130    $  2,549
                                                      ========    ========


4.   SNC MERGER AND RELATED COSTS:

     The $0.8 million and $4.0 million of merger costs recorded in the first three months of 2001 and 2000, respectively, consist of expenses incurred by Snyder Communications as a result of the SNC Merger. Included in the $0.8 million and $4.0 million are financial advisory fees, legal and accounting fees, bonus payments and other expenses which were a direct result of the SNC Merger.

     In September 2000, Snyder Communications charged $12.3 million of costs necessary to consolidate operations within the SNC agencies as they are integrated into the Havas Advertising agencies. The charge consists of approximately $2.6 million to consolidate and terminate lease obligations, $7.2 million related to the loss on the disposition of non-strategic property and equipment assets, $1.6 million of severance costs associated with the termination of 1,075 employees, and $0.9 million of other costs related to the integration activities. As of March 31, 2001, $9.6 million of the $12.3 million of costs had been paid, resulting in a remaining liability balance of $2.7 million to be paid for the integration costs. As of March 31, 2001, 1,075 employees had been terminated with Snyder Communications and there is no remaining severance liability.

     The following table summarizes the activity in the integration activities liability account:

                                 Beginning             Deductions for  Balance at End
                                  Balance   Additions   Amounts Paid     of Period
                                 ---------  ---------  --------------  --------------
                                                    (in thousands)
Quarter Ended March 31, 2001
 (unaudited)...................    $3,032    $    --       $  385          $2,647
Year Ended December 31, 2000...    $   --    $12,256       $9,224          $3,032

                                  CIRCLE.COM
              (Circle.com represents the businesses that comprise
    Snyder Communications, Inc.'s Internet professional services business.)

                       CONDENSED COMBINED BALANCE SHEETS

                                                                               March 31,
                                                                                 2001        December 31,
                                                                             (unaudited)         2000
                                                                            -------------    ------------
                                                                                    (in thousands)
                                  ASSETS
Current assets:
  Cash....................................................................        $ 1,894         $ 2,171
  Accounts receivable, net of allowance for doubtful accounts of $2,505
    and $2,557 at March 31, 2001 and December 31, 2000, respectively......         12,491          13,799
  Receivables from pass-through costs.....................................             14             647
  Unbilled services.......................................................          3,564           2,017
  Related party receivable................................................            620               -
  Current portion of deferred tax asset...................................          1,007           1,807
  Other current assets....................................................          1,285             619
                                                                            -------------    ------------
      Total current assets................................................         20,875          21,060
                                                                            -------------    ------------

Property and equipment, net...............................................         11,286          11,269
Goodwill, net.............................................................         47,329          48,662
Deferred tax asset........................................................          7,838           7,130
Deposits and other assets.................................................            887             925
                                                                            -------------    ------------
      Total assets........................................................        $88,215         $89,046
                                                                            =============    ============

   LIABILITIES AND INVESTMENTS AND ADVANCES FROM SNYDER COMMUNICATIONS
Current liabilities:
  Accrued payroll.........................................................        $ 1,560         $ 3,699
  Accounts payable........................................................          1,374           2,891
  Accrued expenses........................................................          4,606           8,270
  Client advances.........................................................          1,391           1,509
  Unearned revenue........................................................            122             627
  Payable to SNC..........................................................         68,430          57,735
                                                                            -------------    ------------
      Total current liabilities...........................................         77,483          74,731
                                                                            -------------    ------------

Long term obligations under capital leases................................            109             121
Commitments and contingencies.............................................
Investments and advances from Snyder Communications.......................         10,623          14,194
                                                                            -------------    ------------
      Total liabilities and investments and advances from Snyder
        Communications....................................................        $88,215         $89,046
                                                                            =============    ============

      See accompanying notes to condensed combined financial statements.

                                  CIRCLE.COM
              (Circle.com represents the businesses that comprise
    Snyder Communications, Inc.'s Internet professional services business.)

                  CONDENSED COMBINED STATEMENTS OF OPERATIONS
                                  (unaudited)

                                                               For the Three Months
                                                                  Ended March 31,
                                                           ----------------------------
                                                               2001            2000
                                                           ------------    ------------
                                                                 (in thousands)
Net revenues.............................................     $14,581          $16,677
Operating expenses:
  Professional services..................................       9,260            9,989
  Office and general.....................................       8,500           13,088
                                                           ----------       ----------
Income (loss) from operations............................      (3,179)          (6,400)
Interest expense, net....................................      (1,137)            (742)
                                                           ----------       ----------

Income (loss) before income taxes........................      (4,316)          (7,142)
Income tax provision (benefit)...........................        (993)          (1,500)
                                                           ----------       ----------
  Net loss...............................................     $(3,323)         $(5,642)
                                                           ==========       ==========

      See accompanying notes to condensed combined financial statements.

                                  CIRCLE.COM
              (Circle.com represents the businesses that comprise
    Snyder Communications, Inc.'s Internet professional services business.)

                  CONDENSED COMBINED STATEMENTS OF CASH FLOWS
                                  (unaudited)

                                                                              For the Three Months
                                                                                 Ended March 31,
                                                                           ---------------------------
                                                                               2001            2000
                                                                           ------------    ------------
                                                                                  (in thousands)
Cash flows from operating activities:
  Net loss...........................................................        $(3,323)        $(5,642)
  Adjustments to reconcile net loss to net cash
   used in operating activities:
    Depreciation and amortization....................................          2,389           2,984
    Deferred taxes ..................................................             92            (174)
    Non-cash expense for restricted stock............................             25             100
    Loss on disposal of assets.......................................             31               -
  Changes in assets and liabilities:
    Accounts receivable, net.........................................          1,308          (1,137)
    Receivables from pass-through costs..............................            633            (239)
    Unbilled services................................................         (1,547)           (328)
    Taxes receivable.................................................              -          (1,329)
    Related party receivable.........................................           (620)              -
    Other current assets.............................................           (666)           (694)
    Deposits and other assets........................................             38             310
    Accrued payroll, accounts payable and accrued expenses...........         (5,803)           (340)
    Client advances..................................................           (118)           (736)
    Unearned revenue.................................................           (505)           (205)
                                                                            ---------       ---------
        Net cash provided by (used in) operating activities..........         (8,066)         (7,430)
                                                                            ---------       ---------

Cash flows from investing activities:
  Purchase of property and equipment.................................           (882)         (2,904)
  Purchase of subsidiaries and other intangibles.....................         (2,010)         (3,473)
                                                                            ---------       ---------
        Net cash used in investing activities........................         (2,892)         (6,377)
                                                                            ---------       ---------

Cash flows from financing activities:
   Borrowings from SNC intra-company line of credit..................         10,695          12,624
   Repayment of loans to employees for purchase of stock.............             82              28
   Payments on capital lease obligations.............................            (30)            (61)
                                                                            ---------       ---------
        Net cash provided by (used in) financing activities..........         10,747          12,591
                                                                            ---------       ---------

Effect of exchange rate changes......................................            (66)              1
Net increase (decrease) in cash and equivalents......................           (277)         (1,215)
Cash and equivalents, beginning of period............................          2,171           2,024
                                                                            ---------       ---------
Cash and equivalents, end of period..................................        $ 1,894         $   809
                                                                            =========       =========

       See accompanying notes to condensed combined financial statements.

                                  CIRCLE.COM
              (Circle.com represents the businesses that comprise
    Snyder Communications, Inc.'s Internet professional services business.)

           CONDENSED COMBINED STATEMENTS OF CHANGES IN GROUP EQUITY
                                (in thousands)

                                                                        Other
                                                      Retained      Comprehensive
                                           Other      Earnings      Income (Loss)      Total
                                         ------------------------------------------------------
Balance at December 31, 2000...........   $80,153     $(65,905)          $ (54)       $14,194
  Net loss (unaudited).................         -       (3,323)              -         (3,323)
  Foreign currency translation
   adjustment (unaudited)..............         -            -            (159)          (159)
  Restricted stock vesting
   (unaudited).........................        25            -               -             25
  Capital contribution (unaudited).....      (196)           -               -           (196)
  Repayment of loan to employees for
   purchase of stock (unaudited).......        82            -               -             82
                                         ------------------------------------------------------
Balance at March 31, 2001
 (unaudited)...........................   $80,064     $(69,228)          $(213)       $10,623
                                         ======================================================

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

     Snyder Communications completed an initial public offering of its common stock on September 24, 1996. On October 22, 1999 Snyder Communications completed a recapitalization (the "Recapitalization") in which the existing Snyder Communications common stock was replaced by two new series of common stock: the Circle.com common stock and the SNC common stock. The Circle.com common stock separately tracks the performance of Snyder Communications' Internet professional services business which Snyder Communications refers to as its Circle.com business unit. The SNC common stock separately tracks the performance of the remaining Snyder Communications businesses, which Snyder Communications refers to as its SNC business unit, and a retained interest in Circle.com. Each share of existing Snyder Communications common stock was converted at the time of the Recapitalization into one share of SNC common stock and .25 of a share of Circle.com common stock. On September 26, 2000, Havas Advertising, a global advertising and communications company organized under the laws of France, acquired all of the issued and outstanding shares of SNC common stock through the merger of one of its wholly-owned subsidiaries into Snyder Communications (the "SNC Merger"). In the SNC Merger, shares of existing SNC common stock were exchanged for Havas Advertising American Depositary Shares ("Havas Advertising ADSs"). As a result of the SNC Merger, Havas Advertising owns all of the Snyder Communications SNC common stock and Snyder Communications has become a majority-owned subsidiary of Havas Advertising. The Circle.com common stock was not affected by the SNC Merger and remained outstanding following the SNC Merger. See Note 2.

     The condensed combined financial statements of Circle.com should be read in conjunction with the condensed consolidated financial statements of Snyder Communications.

 Basis of Presentation

     The accompanying unaudited condensed combined financial statements have been prepared by Snyder Communications pursuant to the interim rules and regulations of the Securities and Exchange Commission ("SEC"). As a result, certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles ("GAAP") have been condensed or omitted. Snyder Communications believes that the disclosures made are adequate to make the information presented not misleading. The condensed combined financial statements reflect all adjustments (consisting of only normal recurring adjustments) which, in the opinion of management, are necessary to present fairly the financial position, results of operations and cash flows of Circle.com as of March 31, 2001 and for the three months ended March 31, 2001 and 2000. Operating results for the three month period ended March 31, 2001 are not necessarily indicative of the results that may be expected for the year ended December 31, 2001. The unaudited condensed combined financial statements should be read in conjunction with the financial statements and footnotes thereto included in Snyder Communications' Annual Report on Form 10-K for the fiscal year ended December 31, 2000, as filed with the SEC on March 13, 2001.

     Circle.com recorded $40,200 of revenue for services provided to SNC for the three months ending March 31, 2000. Circle.com did not provide services to SNC during the three months ended March 31, 2001.

     Circle.com recorded $13,213 of expenses associated with services purchased from SNC for the three months ended March 31, 2001. Circle.com did not purchase services from SNC during the three months ended March 31, 2000.

                                  CIRCLE.COM
              (Circle.com represents the businesses that comprise
    Snyder Communications, Inc.'s Internet professional services business.)

               Notes to Condensed Combined Financial Statements
                                  (unaudited)

     Circle.com recorded $1,060,744 and $270,707 of interest expense on its intra-group revolving credit loan from SNC for the three months ended March 31, 2001 and March 31, 2000, respectively.

2.   CIRCLE.COM MERGER:

     On February 5, 2001, Havas Advertising, HAS Acquisition II Corporation and Snyder Communications entered into an Agreement and Plan of Merger, as amended on May 14, 2001 (the "Circle.com Merger Agreement"), pursuant to which HAS Acquisition II Corporation will be merged with and into Snyder Communications, with Snyder Communications surviving as a wholly-owned subsidiary of Havas Advertising (the "Circle.com Merger"). Under the terms of the Circle.com Merger Agreement, holders of Snyder Communications Circle.com common stock will receive Havas Advertising ADSs, the number of which will be based on a formula which values the Snyder Communications Circle.com common stock at $1.27 per share, and which will value the Havas Advertising ADSs based on an average closing sale price of the Havas Advertising ADS on The Nasdaq Stock Market's National Market System for the 20 days ending three trading days prior to the Circle.com Merger, subject to a minimum and maximum amount. The consummation of the Circle.com Merger is subject to conditions, including approval by the stockholders of each of Snyder Communications and Havas Advertising and receipt of all required regulatory approvals. Havas Advertising, through its ownership of 100% of the SNC common stock of Snyder Communications, has sufficient voting rights to approve the transaction at the Snyder Communications stockholders' meeting. The items included in the notes to the financial statements do not address any impact that the Circle.com Merger could have on the financial condition or results of operations of Snyder Communications, SNC or Circle.com.

         SNYDER COMMUNICATIONS -- MANAGEMENT'S DISCUSSION AND ANALYSIS
               OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

     On September 26, 2000, Havas Advertising, a global advertising and communications company organized under the laws of France, acquired all of the issued and outstanding shares of Snyder Communications SNC common stock through the merger of one of its wholly-owned subsidiaries into Snyder Communications (the "SNC Merger"). In the SNC Merger, shares of existing SNC common stock were exchanged for Havas Advertising American Depositary Shares ("Havas Advertising ADSs"). As a result of the SNC Merger, Havas Advertising owns all of the Snyder Communications SNC common stock and Snyder Communications has become a majority-owned subsidiary of Havas Advertising. The Circle.com common stock was not affected by the SNC Merger and remained outstanding following the SNC Merger.

     On February 5, 2001, Havas Advertising, HAS Acquisition II Corporation and Snyder Communications entered into an Agreement and Plan of Merger, as amended on May 14, 2001 (the "Circle.com Merger Agreement"), pursuant to which HAS Acquisition II Corporation will be merged with and into Snyder Communications, with Snyder Communications surviving as a wholly-owned subsidiary of Havas Advertising (the "Circle.com Merger"). Under the terms of the Circle.com Merger Agreement, holders of Snyder Communications Circle.com common stock will receive Havas Advertising ADSs, the number of which will be based on a formula which values the Snyder Communications Circle.com common stock at $1.27 per share, and which will value the Havas Advertising ADSs based on an average closing sale price of the Havas Advertising ADS on The Nasdaq Stock Market's National Market System for the 20 days ending three trading days prior to the Circle.com Merger, subject to a minimum and maximum amount. The consummation of the Circle.com Merger is subject to conditions, including, among others, approval by the stockholders of each of Snyder Communications and Havas Advertising and receipt of all required regulatory approvals. Havas Advertising, through its ownership of 100% of the SNC common stock of Snyder Communications, has sufficient voting rights to approve the transaction at the Snyder Communications stockholders' meeting. The items included in the notes to the financial statements do not address any impact that the Circle.com Merger could have on the financial condition or results of operations of Snyder Communications, SNC or Circle.com.

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

         SNYDER COMMUNICATIONS -- MANAGEMENT'S DISCUSSION AND ANALYSIS
               OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

     Merger costs recorded in 2001 and 2000 consist of costs related to the SNC Merger.

     The following sets forth, for the periods indicated, certain components of Snyder Communications' income statement data, including such data as a percentage of revenues.

                                   For the Three Months Ended
                                            March 31,
                          --------------------------------------------
                                  2001                    2000
                          --------------------    --------------------
                                     (dollars in thousands)
                                           (unaudited)
Net Revenues............   $163,265     100.0%     $174,074     100.0%
Operating expenses:
Cost of services........    122,021      74.7       126,102      72.4
Selling, general and
 administrative
 expenses...............     38,309      23.5        41,435      23.8
Merger and related
 costs..................        805       0.5         3,988       2.3
                          --------------------    --------------------

Income (loss) from
 operations.............      2,130       1.3         2,549       1.5

Interest expense........     (4,193)     (2.6)       (4,195)     (2.4)
Interest income.........      1,269       0.8         1,026       0.6
Income tax provision
 (benefit)..............        561       0.3         2,445       1.4
                          -------------------     -------------------

                          -------------------     -------------------
Net income (loss).......   $ (1,355)     (0.8)%    $ (3,065)     (1.8)%
                          ===================     ===================

Three Months Ended March 31, 2001 Compared with Three Months Ended
March 31, 2000

     Revenues. Snyder Communications' revenues decreased $10.8 million, or 6.2%, to $163.3 million in the first quarter of 2001 from $174.1 million in the first quarter of 2000. Revenues at Arnold Worldwide increased $1.9 million, or 4.9%, during the period as a result of increased creative and advertising services provided to new and existing clients, primarily in the United States. Revenues at Brann Worldwide decreased $3.8 million, or 5.1%, during the period. The decrease in Brann Worldwide revenues is primarily attributable to its U.S. telemarketing operations, which were discontinued in the fourth quarter of 2000. Excluding the telemarketing operations, revenues at Brann Worldwide increased $3.8 million, or 5.7%, due to an increase in other services provided to new and existing clients. Revenues at Bounty SCA Worldwide decreased $6.8 million, or 15.4%, primarily due to a decrease in demand for marketing services-related products as customers continue to cut their

         SNYDER COMMUNICATIONS -- MANAGEMENT'S DISCUSSION AND ANALYSIS
               OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

advertising budgets. Revenues at Circle.com decreased $2.1 million, or 12.6 %, in the first quarter of 2001 compared with the first quarter of 2000 as a result of a decrease in demand for Internet-related professional services.

     Cost of services. Snyder Communications' cost of services decreased $4.1 million, or 3.3%, to $122.0 million in the first quarter of 2001 from $126.1 million in the first quarter of 2000. Cost of services as a percentage of revenue increased slightly to 74.7% in the first quarter of 2001 from 72.4% in the first quarter of 2000. The reasons for the dollar fluctuations in cost of services generally correspond to the revenue changes discussed above. Cost of services at Arnold Worldwide increased $2.5 million, or 9.6%, during the period resulting in cost of services as a percentage of revenues of 72.2% in the first quarter of 2001 compared with 69.1% in the same period of 2000. The increase in cost of services as a percentage of revenue is due primarily to higher personnel costs. Cost of services within the Brann Worldwide network decreased $3.7 million, or 6.6%, during the period resulting in cost of services as a percentage of revenue of 73.9% in the first quarter of 2001 compared with 75.1% in the first quarter of 2000. The decrease in cost of services as a percentage of revenue is due primarily to Bounty SCA Worldwide discontinuing its U.S. telemarketing operations which had lower gross margins than Brann Worldwide's other businesses. Bounty SCA Worldwide's cost of services decreased $3.0 million, or 9.6%, resulting in cost of services as a percentage of revenues of 75.7% in the first quarter of 2001 compared with 70.8% in the first quarter of 2000. The increase in cost of services as a percentage of revenue is due primarily to lower revenues and fixed costs, particularly personnel costs, which did not decline at a commensurate rate. Circle.com's cost of services increased $0.1 million, or 0.1%, to $12.1 million in the first quarter of 2001 from $12.0 million in the first quarter of 2000.

     Selling, general and administrative expenses. Snyder Communications' selling, general and administrative expenses decreased $3.1 million, or 7.5%, to $38.3 million in the first quarter of 2001 compared with $41.4 million in the same period of 2000. The decrease is primarily attributable to steps taken by Circle.com to reduce costs in an effort to establish profitable operations. Selling, general and administrative expenses as a percent of revenue decreased slightly to 23.5% in the first quarter of 2001 compared with 23.8% in the first quarter of 2000.

     Merger and related costs. The $0.8 million and $4.0 million of merger costs recorded in the first three months of 2001 and 2000, respectively, consists of expenses incurred by Snyder Communications as a result of the SNC Merger. Included in the $0.8 million and $4.0 million are financial advisory fees, legal and accounting fees, bonus payments and other expenses which were a direct result of the SNC Merger.

     Interest expense. Snyder Communications recorded interest expense of $4.2 million in both the first quarter of 2001 and in the first quarter of 2000. Interest expense for the first quarter of 2001 is attributable to borrowings from Havas Advertising. Interest expense in the first quarter of 2000 is attributable to borrowings under a $195 million unsecured credit facility which was repaid in September of 2000 with the Havas Advertising borrowings.

     Interest income. Interest income increased $0.3 million, to $1.3 million in the first quarter of 2001 from $1.0 million in the first quarter of 2000. Interest income varies based on the amount of cash and equivalents available for investment during the periods and on prevailing short-term interest rates.

     Income tax provision. Snyder Communications recorded a tax expense of $0.6 million in the first quarter of 2001 and a tax expense of $2.4 million in the first quarter of 2000. The actual tax provision recorded differs from the federal statutory rate primarily due to the non-deductibility of goodwill amortization.

     Net Loss. As a result of all the factors discussed above, Snyder Communications' net loss decreased to $1.4 million in the first quarter of 2001 from a loss of $3.1 million in the first quarter of 2000.


Liquidity and Capital Resources

     At March 31, 2001, Snyder Communications had $59.1 million in cash and equivalents. Cash and equivalents decreased $32.4 million during the three months ended March 31, 2001 due to the net use of $31.3 million in operating activities, the net use of $8.6 million in investing activities, and the $1.5 million negative effect of changes in exchange rates during the period offset by positive cash inflow of $9.0 million provided by financing activities. The $8.6 million of cash used in investing activities consists primarily of capital expenditures and earn-

         SNYDER COMMUNICATIONS -- MANAGEMENT'S DISCUSSION AND ANALYSIS
               OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

out payments related to previously acquired businesses. The $9.0 million provided by financing activities consists primarily of proceeds received from the exercise of employee stock options.

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

     SNC loaned $68.4 million to Circle.com between October 22, 1999 (the Recapitalization date) and March 31, 2001 on an intra-group revolving credit basis. The $68.4 million intra-group revolving loan is interest bearing and has no set amortization schedule or maturity date. Interest is charged by SNC to Circle.com on the intra-group revolving credit loan at the rate at which Snyder Communications believes it could borrow the funds on a revolving credit basis. The interest rate in effect on the $68.4 million outstanding under the intra-group revolving loan at March 31, 2001 was approximately 6.2%. The $68.4 million intra-group revolving credit loan is unsecured and Circle.com is not required to meet any financial or other covenants with regard to the loan. If determined to be in the best interest of the SNC and Circle.com stockholders, the Snyder Communications board of directors could decide that some or all of the intra-group revolving credit loan should prospectively be accounted for as a long-term loan or as a capital contribution increasing SNC's retained interest in Circle.com.

     Snyder Communications anticipates that it will be in a position to fund the needs of Circle.com in the short-term. However, there can be no assurance that Circle.com will be able to obtain third-party debt or equity financing, or that Snyder Communications will continue to be in a position to provide additional funding to Circle.com in the longer-term.

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

              CIRCLE.COM -- MANAGEMENT'S DISCUSSION AND ANALYSIS
               OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     The following discussion of Circle.com's results of operations and of its liquidity and capital resources is based upon Circle.com's condensed combined financial statements. The following discussion should be read in conjunction with the condensed combined financial statements of Circle.com and the related notes thereto included elsewhere in this Quarterly Report on Form 10-Q.

     On September 26, 2000, Havas Advertising, a global advertising and communications company organized under the laws of France, acquired all of the issued and outstanding shares of Snyder Communications SNC common stock through the merger of one of its wholly-owned subsidiaries into Snyder Communications (the "SNC Merger"). In the SNC Merger, shares of existing SNC common stock were exchanged for Havas Advertising American Depositary Shares ("Havas Advertising ADSs"). As a result of the SNC Merger, Havas Advertising owns all of the Snyder Communications SNC common stock and Snyder Communications has become a majority-owned subsidiary of Havas Advertising. The Circle.com common stock was not affected by the SNC Merger and remained outstanding following the SNC Merger.

     On February 5, 2001, Havas Advertising, HAS Acquisition II Corporation and Snyder Communications entered into an Agreement and Plan of Merger, as amended on May 14, 2001 (the "Circle.com Merger Agreement"), pursuant to which HAS Acquisition II Corporation will be merged with and into Snyder Communications, with Snyder Communications surviving as a wholly-owned subsidiary of Havas Advertising (the "Circle.com Merger"). Under the terms of the Circle.com Merger Agreement, holders of Snyder Communications Circle.com common stock will receive Havas Advertising ADSs, the number of which will be based on a formula which values the Snyder Communications Circle.com common stock at $1.27 per share, and which will value the Havas Advertising ADSs based on an average closing sale price of the Havas Advertising ADS on The Nasdaq Stock Market's National Market System for the 20 days ending three trading days prior to the Circle.com Merger, subject to a minimum and maximum amount. The consummation of the Circle.com Merger is subject to conditions, including, among others, approval by the stockholders of each of Snyder Communications and Havas Advertising and receipt of all required regulatory approvals. Havas Advertising, through its ownership of 100% of the SNC common stock of Snyder Communications, has sufficient voting rights to approve the transaction at the Snyder Communications stockholders' meeting. The items included in the notes to the financial statements do not address any impact that the Circle.com Merger could have on the financial condition or results of operations of Snyder Communications, SNC or Circle.com.

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

              CIRCLE.COM -- MANAGEMENT'S DISCUSSION AND ANALYSIS
               OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

     In the second quarter of 2001, Circle.com is expected to continue to execute plans to reduce costs in an effort to establish profitable operations. Circle.com decided to shut-down its San Francisco office, resulting in the elimination of 29 positions. Exit and other related costs are expected to be incurred.

     The following sets forth, for the periods indicated, certain components of Circle.com's income statement data, including such data as the percentage of revenues.

                                   For the Three Months Ended
                                            March 31,
                          --------------------------------------------
                                  2001                    2000
                          --------------------    --------------------
                                     (dollars in thousands)
                                           (unaudited)

Net Revenues............   $14,581      100.0%     $16,677      100.0%
Operating expenses:
Professional services...     9,260       63.5        9,989       59.9
Office and general
 expenses...............     8,500       58.3       13,088       78.5
                          -------------------     -------------------

Income (loss) from
 operations.............    (3,179)     (21.8)      (6,400)     (38.4)

Interest expense........    (1,177)      (8.1)        (751)      (4.5)
Interest income.........        40        0.3            9        0.1
                          -------------------     -------------------

Income (loss) before
 income taxes...........    (4,316)     (29.6)      (7,142)     (42.8)

Income tax provision
 (benefit)..............      (993)      (6.8)      (1,500)      (9.0)
                          -------------------     -------------------
Net income (loss).......    (3,323)     (22.8)%     (5,642)     (33.8)%
                          ===================     ===================


Three Months Ended March 31, 2001 Compared with Three Months Ended
March 31, 2000

     Revenues. Circle.com's revenues decreased $2.1 million, or 12.6%, to $14.6 million in the first quarter of 2001 from $16.7 million in the first quarter of 2000. The decrease of $2.1 million in revenue is primarily a result of a decrease in demand for Internet-related professional services.

     Professional services expenses. Circle.com's professional services expense decreased $0.7 million, or 7.0%, to $9.3 million in the first quarter of 2001 compared to $10.0 million in the first quarter of 2000. The decrease in professional service expenses is relatively consistent with the decrease in revenue. Professional services expenses as a percentage of net revenues increased slightly to 63.5% in the first quarter of 2001 compared with 59.9% in the first quarter of 2000. The increase in professional service expense as a percentage of revenue is

              CIRCLE.COM -- MANAGEMENT'S DISCUSSION AND ANALYSIS
               OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

primarily due to lower revenues and fixed costs, particularly personnel costs which did not decline at a commensurate rate.

     Office and general expenses. Office and general expenses decreased $4.6 million, or 35.1%, to $8.5 million in the first quarter of 2001 from $13.1 million in the first quarter of 2000. The decrease in office and general expenses is attributable to steps taken by Circle.com in the fourth quarter of 2000 and the first quarter of 2001 to reduce costs in an effort to establish profitable operations. Circle.com expects further plans to reduce costs to be implemented in the second quarter of 2001.

     Interest expense, net. Interest expense, net increased $0.4 million, to $1.1 million in the first quarter of 2001 from $0.7 million in the first quarter of 2000. This increase in interest expense is attributable to increases in the debt which was attributed to Circle.com during 2000 by Snyder Communications for certain acquisitions and for amounts advanced to Circle.com by SNC on a revolving credit basis following the Recapitalization. See "--Liquidity and Capital Resources."

     Income tax provision (benefit). Circle.com recorded a tax benefit of $1.0 million in the first quarter of 2001 and a tax benefit of $1.5 million in the first quarter of 2000. The actual tax provision recorded differs from the federal statutory rate primarily due to the non-deductibility of goodwill amortization.

     Net loss. As a result of all the factors discussed above, Circle.com's net loss decreased to $3.3 million in the first quarter of 2001 from $5.6 million in the first quarter of 2000.

Liquidity and Capital Resources

     At March 31, 2001, Circle.com had $1.9 million in cash and equivalents. Cash and equivalents decreased $0.3 million during the three months ended March 31, 2001 due to the net use of $8.1 million used in operating activities, and the net use of $2.9 million used in investing activities, offset by the positive cash inflow of $10.8 million from financing activities during the period. The $10.8 million cash provided by financing activities consists primarily of proceeds received from SNC on an intra-group revolving credit basis, discussed below. The $2.9 million cash used in investing activities primarily related to capital expenditures and earn-out payments for previously acquired businesses.

     Circle.com recorded a net loss of $3.3 million in the first quarter of 2001 and has incurred cumulative losses of $69.2 million from its inception through March 31, 2001. Circle.com has relied on investments and advances from SNC in order to build its business, acquire Internet services companies, and to fund its operating and net losses.

     Cash on hand as of March 31, 2001 will not be sufficient to fund the operations of Circle.com through the end of 2001. Snyder Communications currently expects that Circle.com will require additional cash to fund its growth and operating losses over the next year. Accordingly, Circle.com will need to obtain additional funding from SNC. Circle.com does not have any borrowing arrangement in place with a third party and, therefore, relies on Snyder Communications as its source of cash.

     SNC loaned $68.4 million to Circle.com between October 22, 1999 (the Recapitalization date) and March 31, 2001 on an intra-group revolving credit basis. The $68.4 million intra-group revolving loan is interest bearing and has no set amortization schedule or maturity date. Interest is charged by SNC to Circle.com on the intra-group revolving credit loan at the rate at which Snyder Communications believes it could borrow the funds on a revolving credit basis. The interest rate in effect on the $68.4 million outstanding under the intra-group revolving loan at March 31, 2001 was approximately 6.2%. The $68.4 million intra-group revolving credit loan is unsecured and Circle.com is not required to meet any financial or other covenants with regard to the loan. If determined to be in the best interest of the SNC and Circle.com common stockholders, the Snyder Communications board of directors could decide that some or all of the intra-group revolving credit loan should prospectively be accounted for as a long-term loan or as a capital contribution increasing SNC's retained interest in Circle.com.

     Snyder Communications anticipates that it will be in a position to fund the needs of Circle.com in the short-term. However, there can be no assurance that Circle.com will be able to obtain third-party debt or equity financing, or that Snyder Communications will continue to provide additional funding to Circle.com in the longer-term.

              CIRCLE.COM -- MANAGEMENT'S DISCUSSION AND ANALYSIS
               OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

PART II.  OTHER INFORMATION

Item 6.   Exhibits and Reports on Form 8-K.

     (a)  Exhibits

          None.

     (b)  Reports on Form 8-K

     Current Report on Form 8-K dated January 8, 2001 in which Snyder Communications, Inc. provided Regulation FD disclosure with respect to a slide being presented by Havas Advertising at the Salomon Smith Barney Eleventh Annual Global Entertainment, Media and Telecommunications Conference that included information relating to the Circle.com business unit of Snyder Communications, Inc.

     Current Report on Form 8-K dated February 9, 2001 in which Snyder Communications, Inc. announced the proposed merger of HAS Acquisition II Corporation, a wholly owned subsidiary of Havas Advertising, with and into Snyder Communications, Inc. pursuant to which Havas Advertising will acquire all of the outstanding shares of Circle.com common stock of Snyder Communications, Inc. and attached, as exhibits, the Agreement and Plan of Merger dated as of February 5, 2001 by and between Havas Advertising, HAS Acquisition II Corporation and Snyder Communications, Inc. and a press release issued by Havas Advertising and Snyder Communications, Inc. announcing the proposed merger.

     Current Report on Form 8-K dated March 9, 2001 in which Snyder Communications, Inc. attached, as an exhibit, a press release issued by Circle.com on March 6, 2001 announcing the restructure of its San Francisco office.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                       SNYDER COMMUNICATIONS, INC.
                                       (Registrant)



Date:  May 15, 2001                /s/ Colleen Sayther
       -------------                   --------------------------------------
                                       Colleen Sayther
                                       Chief Financial Officer
                                       (Principal Financial Officer)